Form 10-Q
period 2007-03-31
Veraz Networks, Inc.
filed 2007-05-15
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 001-33391
Veraz Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3409691
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
926 Rock Avenue, Suite 20
San Jose, California 95131
(408) 750-9400
(Address, including zip code, and telephone number, including area code, of registrant’s executive offices)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act). YES ☐ NO ☑
As of April 4, 2007, 40,438,432 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,093	$23,189
Restricted cash	500	500
Accounts receivable (net of allowances of $93 and $183 as of March 31, 2007 and December 31, 2006, respectively)	29,682	24,451
Inventories	15,057	14,203
Prepaid expenses	3,763	2,578
Deferred tax assets	148	—
Other current assets	2,169	2,614
Due from related parties	1,134	1,452

Total current assets	69,546	68,987
Property and equipment, net	6,784	7,123
Other assets	136	151

Total assets	$76,466	$76,261

LIABILITIES, REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,184	$9,042
Accrued expenses	15,569	16,519
Income tax payable	411	258
Current portion of loan payable (net of unamortized discount of $398 and $433 as of March 31, 2007 and December 31, 2006, respectively)	2,212	1,277
Current portion of deferred revenue	24,202	27,074
Due to related parties	5,439	7,256

Total current liabilities	60,017	61,426
Loan payable, less current portion (net of unamortized discount of $95 and $170 as of March 31, 2007 and December 31, 2006, respectively)	2,342	3,147
Noncurrent portion of deferred revenue	—	454

Total liabilities	62,359	65,027

Commitments and contingencies (Note 9)
Redeemable and convertible preferred stock:
Redeemable preferred stock, Series A-1, $0.001 par value; 5,000,048 shares authorized; 5,000,048 shares issued and outstanding at March 31, 2007 and December 31, 2006; liquidation preference of $8,000	15,871	15,871
Redeemable preferred stock, Series A-2, $0.001 par value; 1 share authorized; 1 share issued and outstanding at March 31, 2007 and December 31, 2006; liquidation preference of $1,000	1,349	1,349
Redeemable preferred stock, Series B-1, $0.001 par value; 9,000,000 shares authorized; 9,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006; liquidation preference of $13,500	2,576	2,576
Convertible preferred stock, Series C, $0.001 par value; 36,000,000 shares authorized; 17,532,502 shares issued and outstanding at March 31, 2007 and December 31, 2006; liquidation preference of $60,172	38,283	38,283
Convertible preferred stock, Series D, $0.001 par value; 5,000,000 shares authorized; 1,523,951 and 996,596 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively; liquidation preference of $9,967 and $6,518 at March 31, 2007 and December 31, 2006, respectively	9,877	6,462

Total redeemable and convertible preferred stock	67,956	64,541

Stockholders’ deficit:

Common stock, $0.001 par value; 100,000,000 shares authorized; 13,974,833 and 13,789,287 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	14	14
Additional paid-in capital	7,517	6,975
Deferred stock-based compensation	(600)	(690)
Accumulated deficit	(60,780)	(59,606)

Total stockholders’ deficit	(53,849)	(53,307)

Total liabilities, redeemable and convertible preferred stock, and stockholders’ deficit	$76,466	$76,261

See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per
	share data)
Revenues:
IP Products	$17,650	$8,934
DCME Products	5,134	10,182
Services	4,671	2,536

Total revenues	27,455	21,652

Cost of Revenues:
IP Products	7,196	3,394
DCME Products	2,121	3,910
Services	2,698	1,889

Total cost of revenues	12,015	9,193

Gross profit	15,440	12,459

Operating Expenses:
Research and development (net of grants from the Office of the Chief Scientist in Israel of $366 and $298 in the three months ended March 31, 2007 and 2006, respectively	7,734	7,925
Sales and marketing	5,963	6,054
General and administrative	2,353	2,000

Total operating expenses	16,050	15,979

Loss from operations	(610)	(3,520)
Other (expense) income, net	(200)	65

Loss before income taxes	(810)	(3,455)
Income taxes	364	18

Net loss	$(1,174)	$(3,473)

Net loss allocable to common stockholders per share — basic and diluted	$(0.08)	$(0.26)

Weighted average shares outstanding used in computing net loss allocable to common stockholders per share — basic and diluted:	13,928,106	13,143,296

Related Party Transactions
     The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended March 31,
	2007	2006
Revenues:
IP Products, related party sales	$25	$252
DCME Products, related party sales	145	3,056
Cost of Revenues:
IP Products, costs arising from related party purchases	8	1,979
DCME Products, costs arising from related party purchases	1,385	3,303
Operating Expenses:
Research and development	668	1,285
Sales and marketing	855	1,365
General and administrative	113	168
See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,174)	$(3,473)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	966	750
Provision for doubtful accounts	(90)	(39)
Accretion of loan payable	20	—
Amortization of debt issuance cost	110	—
Stock-based compensation	481	81
Deferred income taxes	(189)	—
Net changes in operating assets and liabilities:
Accounts receivable	(5,096)	(5,327)
Inventories	(854)	(3,034)
Prepaid expenses and other current assets	(479)	(1,635)
Due from related parties	318	771
Accounts payable	3,015	3,976
Accrued expenses	(950)	(1,933)
Income tax payable	153	—
Deferred revenue	(3,326)	8,799
Due to related parties	(1,817)	(4,370)

Net cash used in operating activities	(8,912)	(5,434)

Cash flows from investing activities:
Restricted cash	—	949
Short-term investments	—	500
Purchases of property and equipment, net	(280)	(942)
Other assets	11	(10)

Net cash (used in) provided by investing activities	(269)	497

Cash flows from financing activities:
Proceeds from the exercise of stock options	151	84
Proceeds from issuance of Series D convertible preferred stock	3,449	—
Issuance cost for Series D convertible preferred stock	(34)	—
Proceeds from borrowings	—	15,000
Payments of offering costs	(481)	—

Net cash provided by financing activities	3,085	15,084

Net (decrease) increase in cash and cash equivalents	(6,096)	10,147
Cash and cash equivalents at beginning of period	23,189	20,437

Cash and cash equivalents at end of period	$17,093	$30,584

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$123	$—

Income taxes	$11	$3

See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(1) The Company
     Veraz Networks, Inc. (the Company) was incorporated under the laws of the State of Delaware on October 18, 2001.
     The Company is a provider of Internet Protocol, or IP, softswitches, media gateways and digital compression products to established and emerging wireline, wireless and broadband service providers. Service providers use the products to transport, convert and manage voice traffic over legacy and IP networks, while enabling voice over IP, or VoIP, and other multimedia communications services. The Company’s ControlSwitch softswitch solution and I-Gate 4000 family of media gateway products, enable service providers to deploy IP networks and efficiently migrate from their legacy circuit-switched networks to IP networks.
     In April 2007, the Company completed its Initial Public Offering (IPO) of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share. In addition, ECI Telecom Ltd. (ECI Telecom) sold 2,250,000 shares of its common stock in the Company in the offering after which ECI Telecom’s ownership in the Company decreased to approximately 27%. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $47.2 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of approximately $3.0 million. Upon the closing of the IPO, all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,525,827 shares of common stock, and all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000. The conversion of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend will increase the net loss allocable to, or decrease the net income attributable to, common stockholders in the three months ending June 30, 2007.
(2) Basis of Presentation
     The condensed consolidated financial statements include the accounts of Veraz Networks, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying interim condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s final Prospectus dated April 4, 2007 (Prospectus) related to its IPO.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Prospectus, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
(3) Out-of-period adjustment
     In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company determined that it had incorrectly expensed $247,000 of DCME products in cost of revenues in the third quarter of 2006. This amount should have been capitalized in inventories.

In accordance with Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, management evaluated the materiality of the error from qualitative and quantitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. Management concluded that the error was immaterial to the prior year financial statements, but that its correction in the current quarter would be material. The consolidated balance sheet as of December 31, 2006 has been revised to reflect the capitalization of $247,000 in inventories with a corresponding reduction in accumulated deficit to correct the error.
The following table summarizes the effects of the revision (in thousands, except per share data):

	Year ended December 31, 2006
	Previously
	Reported	As Revised
Balance Sheet:
Inventories	$13,956	$14,203
Stockholders deficit	(53,554)	(53,307)
Statement of Operations:
Loss from operations	(14,160)	(13,913)
Net loss	$(13,917)	$(13,670)

Net loss allocable to common stockholders per share – basic and diluted	$(1.04)	$(1.02)
(4) Significant Accounting Policies
     The significant accounting policies of the Company are as follows:
(a) Use of Estimates
     The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include account receivables valuation, deferred tax asset valuation, revenue recognition, contingencies, and stock options valuation. Actual results could differ materially from those estimates.
(b) Deferred Offering Costs
     The Company had deferred offering costs of $2.8 million and $1.7 million included in prepaid expenses at March 31, 2007 and December 31, 2006, respectively. The Company will offset its deferred offering costs against the gross proceeds raised from the initial public offering which closed on April 11, 2007.
(c) Concentrations
     Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.
     The Company enters into certain forward foreign exchange contracts and certain derivative arrangements where the counterparty is generally a bank. The Company does not consider the risk of non-performance by the counterparty to be significant.
     The Company performs credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. However, when the Company uses integrators or resellers affiliated with ECI Telecom, a related party, from time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk (see Note 4).
     Pursuant to the DCME Agreement with ECI Telecom, a related party (see Note 4), the Company derives a significant portion of its revenues from sales of DCME products (19% and 47% of revenues during the three months ended March 31, 2007 and 2006, respectively) and related services (5% and 6% of revenues during the three months ended March 31, 2007 and 2006, respectively).
     The Company receives certain of its components from other sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer, supplier or ECI Telecom to fulfill supply requirements of the Company could materially impact future operating results.
     The substantial majority of the manufacturing of the Company’s hardware products occurs in Israel. In addition, a substantial portion of the Company’s operations is located in Israel, which includes the Company’s entire media gateway research and development team. The continued threat of terrorist activity or other acts of war or hostility against Israel have created uncertainty throughout the Middle East. To the extent this results in a disruption of the Company’s operations or delays of its manufacturing capabilities or shipments of its products, then the Company’s business, operating results and financial condition could be adversely affected.
     The following customers contributed 10% or more of the Company’s revenues for the three months ended March 31, 2007 and 2006, respectively, or accounts receivable and due from related parties as of March 31, 2007 and December 31, 2006, respectively. The Company has not experienced credit issues with any of these customers.

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
ECI Telecom and its subsidiaries	*	15%
Classica	14%	23%
Belgacom	*	14%

	March 31,	December 31,
	2007	2006
	(unaudited)
Accounts Receivable and Due from Related Parties:
Classica	22%	16%

*	Represents less than 10%
(d) Revenue Recognition
     DCME product revenues consists of revenues from the sale of the DCME hardware products. IP product revenues consists of revenues from the sale of the I-Gate family of media gateway hardware products, the ControlSwitch family of softswitch modules, and the Secure Communications Software. Services revenue consists of revenues from separately-priced maintenance and extended warranty contracts, post-contract customer support (PCS), installation training and other professional services.
     As discussed in Notes 4(c) and 5, the Company is the exclusive distributor of DCME products under the DCME Agreement with ECI Telecom, a related party. The Company has determined that revenues from sales of DCME products should be reported on a gross basis after considering the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF Issue No. 99-19). Specifically, the Company is the primary obligor, maintains the general inventory risk, and determines the product specifications based on the customer’s order.
     Revenue from standalone sales of DCME products is recognized in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). When sales of DCME are bundled with installation services, the hardware and services are accounted for as separate units of accounting as the deliverables meet the separation criteria in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue for each deliverable is recognized in accordance with SAB 104.
     All of the Company’s IP products may be sold in a bundled arrangement that includes PCS, installation, training, and other professional services. The Company’s media gateway hardware, when sold in a bundled arrangement, is referred to as a static trunking solution, and when sold in a bundled arrangement that includes the Company’s softswitch module software is referred to as a VoIP solution. When the Company’s Secure Communications Software is sold in a bundled arrangement with DCME hardware, it is referred to as a Secure Communications solution.
     In sales of static trunking solutions, VoIP solutions or Secure Communications solutions, the software is considered more than incidental to the arrangement and essential to the functionality of the hardware. Therefore, all revenue from these arrangements is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.
     In accordance with both SAB 104 and SOP 97-2, the Company recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company evaluates each of the four criteria as follows:
     (i) Persuasive evidence of an arrangement exists
     The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with the Company.
     (ii) Delivery has occurred
     For standalone sales of DCME products, revenue is recognized when title and risk of loss has passed to the customer, which is typically at time of shipment. Revenue is recognized for installation services, if any, as the services are performed. The Company sells its DCME products through its direct sales force and channel partners. For DCME products sold through indirect channels, revenue is recognized either on a sell-in basis or when the channel partner sells the product to the end user, depending on the Company’s experience with the individual channel partner.
     Prior to the third quarter of 2006, the Company did not have vendor-specific objective evidence (VSOE) of fair value for IP services. Hence, for sales of static trunking solutions, revenue was deferred until installation and training services were completed. However, as the Company had VSOE for related PCS based on stated renewal rates, the Company recognized revenue using the residual method upon completion of the services. Under the residual method, upon completion of the services, PCS revenue equal to its VSOE was deferred and recognized ratably over the PCS term.
     VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer. For most arrangements, the Company has established VSOE for the related PCS based on stated renewal rates. Therefore, upon customer acceptance, the Company recognizes revenue using the residual method. For arrangements in which the Company is unable to establish VSOE for its PCS, the entire arrangement fee is deferred and recognized ratably over the PCS term after delivery and acceptance of the software, hardware and services.
     For sales of Secure Communications solutions, delivery of the DCME hardware and Secure Communications Software is considered to have occurred when title and risk of loss has passed to the customer, which is typically at time of shipment. Installation services are generally not sold as part of a Secure Communications solution and are not considered essential to the functionality of the hardware or software. For sales of Secure Communication solutions that include installation but do not include PCS, the Company recognized revenue upon completion of those installation services prior to the third quarter of 2006. Generally, sales of Secure Communication solutions do not include a stated renewal rate for PCS. Under those arrangements the entire arrangement fee is deferred and recognized ratably over the PCS term, which always exceeds the period over which the installation services are performed. In the event an arrangement has a stated renewal rate for PCS, then the Company uses that rate as VSOE for the PCS.
     Beginning in the third quarter of 2006, the Company established VSOE of fair value for IP services. The Company limits its assessment of VSOE of fair value to the price charged when the same element is sold separately. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery of the hardware and software using the residual method.
     Revenue from sales of standalone training courses is recognized when the services are completed. Revenues from separately priced hardware maintenance or extended hardware warranty contracts are recognized ratably over the contract term. The amount allocated to warranty contracts is based on the amount on the invoice.
     (iii) The fee is fixed or determinable
     The Company does not offer a right of return to its customers. Arrangement fees are generally due within one year or less from the later of the date of delivery or acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees are considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized equal to the cumulative amount due and payable after allocating a portion of the cumulative amount due and payable to any undelivered elements (generally PCS) based on VSOE, after delivery and acceptance of the software, hardware and services, and assuming all other revenue recognition criteria are satisfied. The Company defers the cost of inventory when products have been shipped, but have not yet been installed or accepted, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which IP revenue recognition is limited to amounts due and payable, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.
     (iv) Collectibility is probable
     Collectibility is assessed on a customer-by-customer basis. The Company evaluates the financial position, payment history, and ability to pay of new customers, and of existing customers that substantially expand their commitments. If it is determined prior to revenue recognition that collectibility is not probable, recognition of the revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied. In arrangements for which IP revenue recognition is limited to amounts of cash received, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.
     Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent approximately 1% of revenues in each of the three months ended March 31, 2007 and 2006. Shipping and handling costs are included in cost of revenues.
     For purposes of classification in the condensed consolidated statements of operations, revenue from sales of static trunking solutions, VoIP solutions, and Secure Communications solutions is allocated between DCME Products, IP Products and Services, as applicable, based on VSOE for any elements for which VSOE exists or based on the relative stated invoice amount for elements for which VSOE does not exist.
(e) Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for options granted to employees and directors using the intrinsic-value-based method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (FIN 44), and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and SFAS No. 148, Accounting for Stock-Based — Compensation

Transition and Disclosure (SFAS No. 148) using the minimum value method.
     In accordance with APB Opinion No. 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were determined to be below the estimated fair value of the underlying common stock at date of grant. In November 2005, in response to the adoption by the Internal Revenue Service of Internal Revenue Code Section 409A, the Company re-evaluated the estimated fair value of its common stock for financial reporting purposes for the year ended December 31, 2005. To assist management in re-evaluating the estimated fair value of the Company’s common stock, the Company engaged Valuation Research Corporation (VRC), an independent valuation specialist, to perform retrospective and a contemporaneous valuations. Based upon the reports from VRC, management determined that the fair value of the common stock underlying options to purchase 2,363,593 shares of common stock granted during the period from January through September 2005 exceeded the option exercise price. The exercise prices on these options were modified and increased to the respective reassessed fair value at date of grant.
     As a result of the reassessed fair value of options granted during the nine months ended September 30, 2005, the Company recorded deferred stock-based compensation related to these options of $1.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the three months ended March 31, 2007 and 2006, the Company amortized $79,000 and $81,000, respectively, of deferred stock-based compensation. During the three months ended March 31, 2007, the Company reversed $11,000 of deferred stock-based compensation due to employee terminations. As of March 31, 2007, the total unamortized deferred stock-based compensation amounted to $600,000 and is expected to be amortized as follows: $234,000 during the remaining nine months of 2007, $324,000 in 2008, and $42,000 in 2009.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R), using the prospective transition method, which requires the Company to apply the provisions of SFAS No. 123R only to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, total employee stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (a) the grant-date fair value of stock option awards granted or modified after January 1, 2006; and (b) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB Opinion No. 25.
     Under SFAS No. 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined in accordance with the “SEC Shortcut Approach” as described in SAB No. 107 “Disclosure About Fair Value of Financial Instruments”. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     The following weighted average assumptions were used to value options granted during the three months ended March 31, 2007:

Three Months Ended
March 31, 2007
(unaudited)
Expected term in years	6.25
Risk-free interest rate	4.78%
Volatility	74%
Dividend yield	—
Estimated fair value per share of underlying common stock	$11.50
     The estimated fair value per share of underlying common stock represented the Company’s best estimate at the time, based on input from the Company’s investment bankers.

     The weighted average fair value per share of options granted to employees for the three months ended March 31, 2007, was approximately $7.99. There were no options granted during the three months ended March 31, 2006.
     In accordance with SFAS No. 123R, unamortized compensation expense on stock option grants after January 1, 2006 is not included in deferred stock-based compensation. As of March 31, 2007, the balance of $6.3 million of total unrecognized compensation costs, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted-average period of approximately 4.3 years. Amortization in the three months ended March 31, 2007 was $402,000.
(f) Net Loss Allocable to Common Stockholders per Share
     Net loss allocable to common stockholders per share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has outstanding stock options, warrants, and convertible preferred stock, which have not been included in the calculation of diluted net loss allocable to common stockholders per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss allocable to common stockholders per share for each period are the same.
     The following table sets forth potential common stock that was not included in the diluted net loss allocable to common stockholders per share calculations because to do so would be anti-dilutive:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Stock options	7,706,113	7,335,857
Stock options granted outside of plans	60,000	73,499
Warrants	16,225	16,225
Series C convertible preferred stock	17,532,502	17,482,502
Series D convertible preferred stock	1,993,325	—
     The Company follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (EITF Issue No. 03-6), which establishes standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the EPS amounts only pertain to the Company’s common stock.
     The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive to basic EPS. The convertible preferred stock is not included in the calculation of basic or diluted EPS as it is anti-dilutive for the three months ended March 31, 2007 and 2006.
(g) Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

          In September 2006, the FASB finalized SFAS No. 157, Fair Value Measurements which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on the Company’s consolidated financial statements.
(5) Related Party Transactions
     As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at December 31, 2006 ECI Telecom Ltd. (ECI Telecom) held approximately 39% (32% assuming full dilution) of the Company’s voting shares. As a result of certain voting agreements entered into by the stockholders of the Company, ECI Telecom had the right to appoint three of the Company’s nine authorized members of the board of directors. At March 31, 2007, ECI Telecom had appointed two of the Company’s existing six directors. Upon the completion of the IPO, the voting agreement was terminated in accordance with its terms
     The Company is the exclusive worldwide distributor of a line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment (DCME), for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement (DCME Agreement), which was executed in December 2002. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2007. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent.
     The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The purchase price remained unchanged in 2007 and 2006. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the condensed consolidated statements of operations.
     The Company has also contracted with ECI Telecom for the use of certain of its European subsidiaries for selling and support activities. The Company records revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product, and IP Product, revenues, in the condensed consolidated statements of operations, depending on the nature of the products sold. The Company also reimburses these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company has also contracted with ECI Telecom and certain of its European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative, in the condensed consolidated statements of operations.
     On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. During the three months ended March 31, 2007 and 2006, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $0.5 million and $1.0 million, respectively. As of March 31, 2007 and December 31, 2006, the Company had related party payables to Persistent in the amount of approximately $380,000 and $417,000 respectively.

(6) Inventories
     The following tables provide details of inventories as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
	(Unaudited)
Finished products	$2,369	$1,413
Work in process at customers locations	7,721	8,056
Raw material and components	4,967	4,734

	$15,057	$14,203

     Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.
     When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 4(d)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment in accordance with American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4: Inventory Pricing, and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item. These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.
(7) Factoring
     During the three months ended March 31, 2007 and 2006, the Company sold trade receivables to Israeli financial institutions in a total amount of $3,453,000 and $1,938,000, respectively. Control and risk of those trade receivables were fully transferred in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
     The agreements, pursuant to which the Company sells its trade receivables, are structured such that the Company (i) transfers the proprietary rights in the receivable from the Company to the financial institution; (ii) legally isolates the receivable from the Company’s other assets, and presumptively puts the receivable beyond the lawful reach of the Company and its creditors, even in bankruptcy or other receivership; (iii) confers on the financial institution the right to pledge or exchange the receivable; and (vi) eliminates the Company’s effective control over the receivable, in the sense that the Company is not entitled and shall not be obligated to repurchase the receivable other than in case of failure by the Company to fulfill its commercial obligation.
(8) Loan
     In March 2006, the Company secured a loan with Bank Leumi le-Israel B.M. in the amount of $15.0 million. The loan bears interest at LIBOR plus 2.35%, (7.72% as of September 30, 2006) until the date of an IPO, and at LIBOR plus 1.4% following an IPO. The loan was granted for a period of three years with the principal due in nine equal consecutive quarterly installments commencing on April 1, 2007. The Company repaid the loan in full on December 28, 2006 without penalty.
     On December 7, 2006 the Company secured a loan with a financial institution in the face amount of $5.0 million. The loan bears stated interest of 9.78% and is granted for a period of two years with the principal due in seventeen monthly installments commencing on July 1, 2007. During the period December 2006 through June 2007 the Company will make monthly interest payments on the loan. The loan is secured by certain assets, principally equipment, of the Company. The loan agreement required the Company to pay the financial institution a loan commitment fee of $340,000 and prepay interest of $75,000 for the period from the funding date through January 31, 2007. In addition, in connection with this transaction the Company sold a warrant to purchase 50,000 shares of Series C convertible preferred stock to the financial institution for $223,000. At the date of issuance the fair value of the warrant was estimated to be $439,000. The warrant was exercised in December 2006. The Company computed interest on the loan using the interest method. Based on the allocation of the net proceeds, between the loan and the warrant, the loan has an effective interest rate of approximately 19%. The loan does not contain financial covenants.
     Future principal payments under the loan arrangement as of March 31, 2007, were as follows (in thousands, unaudited):

Principal
Nine months ended December 31, 2007	$1,713
Year ended December 31, 2008	3,287

Total payments	$5,000

     The Company accounts for the imputed discount on the loan using the interest method in accordance with APB Opinion No. 21 Interest on Receivables and Payables with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan. As of March 31, 2007, the fair value of the loan amounted to $5,047,000 and the unamortized discount to $493,000.
(9) Commitments and Contingencies
(a) Leases
     The Company leases its facilities and certain vehicles under non-cancelable operating leases expiring on various dates through 2011. Minimum commitments under non-cancelable operating lease agreements as of March 31, 2007, were as follows (in thousands, unaudited):

Nine months ended December 31, 2007	$1,663
Year ended December 31, 2008	1,716
Year ended December 31, 2009	1,066
Year ended December 31, 2010	809
Year ended December 31, 2011	560

Total	$5,814

(b) Office of the Chief Scientist Grants
     Veraz Ltd’s research and development efforts, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the OCS. In return for the OCS’s participation, Veraz Ltd. is committed to pay royalties to the Israeli Government at the rate of 3% to 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as they become due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended March 31, 2007 and 2006, amounted to $216,000 and $199,000, respectively. As of March 31, 2007 and December 31, and 2006, the royalty payable amounted to $751,000 and $984,000, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.1 million as of March 31, 2007.
(c) Guarantees
     From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At March 31, 2007 and December 31, 2006 the maximum potential amount of future payments Veraz Networks, Ltd. could be required to make under the guarantees, amounted to $661,000, and $732,000, respectively. The guarantee term generally varies from six months to two years. The guarantees are usually provided for approximately 10% of the contract value.
     At March 31, 2007 and December 31, 2006 the Company had $194,000 and $192,000, respectively, invested in a bank guarantee as a security for the Company’s office lease in Israel.
(d) Purchase Commitments
     The Company purchases raw material and components for its I-Gate line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of March 31, 2007 and December 31, 2006 the Company had open purchase commitments totaling $2.2 million and $3.3 million, respectively.
(10) Income Taxes
     The Company recorded a provision of income taxes of $364,000 and $18,000 for the three months ended March 31, 2007 and 2006, respectively. The tax provision was attributable to the Company’s profitable foreign operations, primarily Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the three months ended March 31, 2007, the Company eliminated its valuation allowance attributable to its subsidiary in Israel, which resulted in a reduction of income tax expense of $189,000.
     The Company’s tax provision for interim periods is calculated using the cut-off method. The consolidated effective tax rate in the three months ended March 31, 2007 is higher than the 35% statutory rate as the Company has a net loss for the three months ended March 31, 2007. However, the earnings that relate to subsidiaries outside of the U.S. are in jurisdictions where the Company’s effective tax rate is lower than in the U.S.
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. As of March 31, 2007, the Company had no unrecognized tax benefits. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
     The Company classifies interest and penalties related to tax contingencies as other expenses. As of March 31, 2007 the Company had not accrued for any interest or penalties related to tax contingencies.
     The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years from its inception in 2001 through 2006. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: India for 2005 through 2006, Israel for 2003 through 2005, Singapore for 2005, and the United Kingdom for 2005.
(11) Reverse Stock Split
     On March 27, 2007, the Company effected a two-for-one (2:1) reverse split of its common stock, Series C convertible preferred stock and Series D convertible preferred stock. All references to shares in the condensed consolidated financial statements and the accompany notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock and Series C convertible preferred stock have been also retroactively adjusted to reflect the reverse stock split.

(12) Preferred Stock
     On December 19, 2006, the Company raised $6,518,000 in cash proceeds from the issuance of 996,596 shares of Series D convertible preferred stock at $6.54 per share to existing shareholders. On January 11, 2007, the Company completed the second closing of its Series D convertible preferred stock financing whereby it raised $3,449,000 in cash proceeds from the issuance of an additional 527,355 shares of Series D convertible preferred stock at $6.54 per share to existing shareholders.
     As of March 31, 2007 the Company had 55,000,049 shares of preferred stock authorized for issuance with the following shares and preferences for each designated series of preferred stock (in thousands, except share and per share amounts, unaudited):

		Shares	Liquidation	Aggregate	Aggregate
	Shares	Issued and	Preference	Liquidation	Redemption
	Authorized	Outstanding	per Share	Preference	Value
Redeemable preferred stock:
Series A-1	5,000,048	5,000,048	$1.60	$8,000	$5
Series A-2	1	1	$1,000,000	1,000	—
Series B-1	9,000,000	9,000,000	$1.50	13,500	9

Subtotal	14,000,049	14,000,049		22,500	14
Convertible preferred stock:
Series C	36,000,000	17,532,502	$3.432	60,172	—
Series D	5,000,000	1,523,951	$6.54	9,967	—

	55,000,049	33,056,502		$92,639	$14

     The Company’s redeemable and convertible preferred stock are reported at their respective issuance date fair values in the accompanying condensed consolidated balance sheets in accordance with EITF Topic No. D-98 Classification and Measurement of Redeemable Securities.
     In April 2007, the Company completed its IPO of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share for a total of $54.0 million in gross proceeds. Upon the closing of the IPO, all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,525,827 shares of common stock, and all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000.
     In connection with the Company’s IPO, the Company recorded a charge to net loss allocable to common stockholders of approximately $6.0 million related to the deemed dividend to the holders of Series D convertible preferred stock upon conversion simultaneously with the closing of the Company’s IPO.
(13) Warrants
     In December 2002, the Company issued a warrant to purchase 16,225 shares of Series C convertible preferred stock at an exercise price of $1.716 per share to a financing institution. This warrant was net exercised immediately prior to the closing of the Company’s IPO into 12,744 shares of Series C convertible preferred stock, which were converted in to 12,744 shares of common stock.
(14) Stock Option Plans
     In November 2001, the Company adopted the 2001 Equity Incentive Plan (the Plan). The Plan provides for grants of stock options to employees, directors, and consultants of the Company. Options granted under the Plan may be either incentive stock options (ISO) or nonqualified stock options (NSO). ISOs may be granted only to employees (including officers and directors who are also employees with certain limitations). NSOs may be granted to employees, directors and consultants.
     In March 2003, the Company adopted the 2003 Israeli Share Option Plan (the Israeli Plan). The Israeli Plan provides for grants of stock options to employees, directors, consultants and contractors of the Company. Options granted under the Israeli Plan are done so pursuant to the Capital Gains Option for taxation of stock options granted to employees under the Israeli Plan, in accordance with Section 102 (b)(2) of the Israel Income Tax

Ordinance, so that stock options (or shares resulting from the exercise thereof) granted under the Israeli Plan shall be taxed at a rate of 25% and the Company shall not be allowed a deduction for any expense resulting from such grants. Further, grantees are not entitled to sell shares received upon exercise prior to the lapse of two years from the end of the tax year in which the options were granted.
     The Company has reserved 10,187,486 shares of common stock for issuance under the Plan and the Israeli Plan. Options may be granted for periods of up to ten years and at prices equal to the estimated fair value of the shares on the date of grant, as determined by the board of directors, provided, however, that the exercise price of an ISO or NSO granted under the Plan shall not be less than 100% or 85% of the estimated fair value of the shares on the date of grant, respectively. To date, options granted generally vest over periods ranging from 27 months to four years. Options generally terminate three months following the end of a grantee’s continuous service to the Company.
     In June 2006, the Company adopted the 2006 Equity Incentive Plan (the 2006 Plan) and the 2006 Employee Stock Purchase Plan, which became effective in connection with the Company’s IPO. All shares of common stock available for grant under the Plan and the Israeli Plan transferred to the 2006 Plan.
A summary of the options activity under the Company’s stock option plans is presented below (aggregate intrinsic value in thousands):

				Weighted
	Number of			Average
	Shares	Number of	Weighted	Contractual	Aggregate
	Available	Options	Average	Life	Intrinsic
	for Grant	Outstanding	Exercise Price	(in Years)	Value
Balance at December 31, 2006	298,597	7,823,874	$1.12
Granted (unaudited)	(86,500)	86,500	$11.50
Exercised (unaudited)	—	(185,546)	$0.81
Cancelled and forfeited (unaudited)	18,715	(18,715)	$2.01

Balance at March 31, 2007 (unaudited)	230,812	7,706,113	$1.24	7.35	$75,252
Options vested and expected to vest at March 31, 2007 (unaudited)		7,596,809	$1.22	7.33	$74,352
Options exercisable at March 31, 2007 (unaudited)		4,880,575	$0.63	6.69	$50,623
(15) Segment and Geographic Information
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.

     Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues:
Europe, Middle East and Africa	$14,996	$16,825
North America	4,754	3,653
Asia Pacific and India	4,489	775
Caribbean and Latin America	3,216	399

	$27,455	$21,652

Foreign countries which contributed more than 10% of revenues:	Russia	Russia
		Belgium

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Sales originating from:
United States	$14,041	$5,951
Israel	11,417	15,701
Other foreign countries	1,997	—

	$27,455	$21,652

	March 31,	December 31,
	2007	2006
	(Unaudited)
Long-lived assets, net:
United States	$3,226	$3,256
Israel	3,029	3,311
Other foreign countries	529	556

	$6,784	$7,123

(16) Subsequent Events
     In April 2007, the Company completed its IPO of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share. In addition, ECI Telecom sold 2,250,000 shares of its common stock in the Company in the offering after which ECI Telecom’s ownership in the Company decreased to approximately 27%. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $47.2 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of approximately $3.0 million. Upon the closing of the IPO, all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,525,827 shares of common stock, and all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000. The conversion of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend will increase the net loss allocable to, or decrease the net income attributable to, common stockholders in the three months ending June 30, 2007. Additionally, upon the completion of the IPO, the voting agreement discussed in Note 5 “Related Party Transactions” was terminated in accordance with its terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006, included in our Prospectus, filed with the Securities and Exchange Commission on April 5, 2007. The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially.
Overview
     Veraz is a leading global provider of IP softswitches, media gateways and digital compression products to established and emerging wireline, wireless and broadband service providers. Service providers use our products to transport, convert and manage data and voice traffic over legacy and IP networks, while enabling VoIP and other communications services. Our products include our IP products which consist of our ControlSwitch family of softswitch modules, our I-Gate 4000 family of media gateways and our Secure Communications Software enhancement to our DCME products and our DTX family of DCME products. We also offer services consisting of hardware and software maintenance and support, installation, training and other professional services.
     Our business initially focused on the sale of DCME products and services. While the sale of DCME products continues to be a substantial part of our business, we expect DCME revenue to continue to decline over time. Our DCME product revenues were $5.1 million in the three months ended March 31, 2007 and $10.2 million in the three months ended March 31, 2006. We have increasingly focused our efforts on our IP products and we have experienced rapid growth in our IP product revenues. Our IP product revenues increased to $17.7 million in the three months ended March 31, 2007 from $8.9 million in the three months ended March 31, 2006.
     We outsource the manufacturing of our hardware products. Our I-Gate 4000 media gateways are manufactured for us by Flextronics. We buy our DCME products from ECI Telecom Ltd. which subcontracts the manufacturing to Flextronics. This enables us to focus mainly on the design, development, sales and marketing of our products and lowers our capital requirements. However, our ability to bring new products to market, fulfill customer orders and achieve long-term growth depends on our ability to maintain sufficient technical personnel and obtain necessary external subcontractor capacity.
     We sell our products primarily through a direct sales force and also through indirect sales channels. Historically, ECI Telecom Ltd. has been a primary indirect sales channel in a number of regions worldwide. During 2006, we terminated our relationship with ECI Telecom Ltd. as the primary sales partner in a number of regions and have brought in-house many of the resources previously provided by ECI Telecom Ltd.
     In April 2007, we completed our Initial Public Offering (or IPO) of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. In addition, ECI Telecom Ltd. sold 2,250,000 shares of its common stock in Veraz Networks Inc. in the offering after which ECI Telecom Ltd’s ownership decreased to approximately 27%. We raised a total of $54.0 million in gross proceeds from the IPO, or $47.2 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of approximately $3.0 million.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of our financial position and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	Revenue recognition

•	Allowance for doubtful accounts

•	Stock-based compensation

•	Accounting for income taxes
     Revenue recognition. DCME product revenues consists of revenues from the sale of our DCME hardware products. IP product revenues consists of revenues from the sale of the I-Gate family of media gateway hardware products, our ControlSwitch family of softswitch modules, and our Secure Communications Software. Services revenue consists of revenues from separately-priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation, training and other professional services.
     We are the exclusive distributor of DCME products under the DCME Agreement with ECI, a related party. Management has determined that revenues from sales of DCME products should be reported on a gross basis after considering the indicators included in Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Specifically, we are the primary obligor, maintains the general inventory risk, and determines the product specifications based on the customer’s order.
     Revenue from standalone sales of DCME products is recognized in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104. When sales of DCME are bundled with installation services, the hardware and services are accounted for as separate units of accounting as the deliverables meet the separation criteria in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue for each deliverable is recognized in accordance with SAB 104.
     All of our IP products may be sold in a bundled arrangement that includes PCS, installation, training and other professional services. Our media gateway hardware when sold in a bundled arrangement is referred to as a static trunking solution and when sold in a bundled arrangement that includes our softswitch module software is referred to as a VoIP solution. When our Secure Communications Software is sold in a bundled arrangement with DCME hardware we refer to this sale as a Secure Communications solution. In sales of static trunking solutions, VoIP solutions or Secure Communications solutions, the software is considered more than incidental to the arrangement and essential to the functionality of the hardware. Therefore, all revenue from these arrangements is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.
     In accordance with both SAB 104 and SOP 97-2, we recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable.
     The primary estimates and assumptions in our revenue recognition polices are as follows:
•	Vendor-specific objective evidence, or VSOE, of fair value for IP services:

Beginning in the third quarter of 2006, we established VSOE of fair value for IP services (installation, training and consulting). We limit our assessment of VSOE of fair value to the price charged when the same element is sold separately. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery of the hardware and software using the residual method. We expect that our estimates and assumptions used to determine the timing and amount of revenue recognized for IP services will be more consistent. We are not likely to materially change our pricing practices in the future.

•	VSOE for PCS based on renewal rates:

VSOE for PCS in IP solutions is based on the premise that the stated renewal rates in the contractual arrangements will be enforced when the customer renews their PCS after the initial term. Historically, 100% of the customers that have chosen to renew have renewed at the stated renewal rate. We have no reason to believe that our customers will not renew the PCS at the stated renewal rate.

•	Extended payment terms:

Our arrangement fees are generally due within one year or less from the later of the date of delivery or acceptance. Some arrangements may have payment terms extending beyond these customary terms. We have experienced collectibility issues on arrangements where payment terms have extended beyond one year. Therefore, on arrangements with these terms, the fees are considered not to be fixed or determinable. Our collection history supports that we recognize revenue based on the assumption that collection is probable when our fees are negotiated under our customary terms.
     Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from our customers’ failure to make required payments. Our judgment is required to determine whether an increase or reversal of the allowance is warranted. We will record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than we had anticipated, or for customer-specific circumstances, such as bankruptcy. We will record a reversal of the allowance if there is significant improvement in collection rates. Historically, our allowance has been adequate to cover our actual losses from uncollectible accounts.
     Stock-based compensation. Prior to January 1, 2006, we accounted for options granted to employees and directors using the intrinsic-value-based method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB Opinion No. 25, and Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, or FIN 44, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS No. 148 using the minimum value method.
     In accordance with APB Opinion No. 25, stock-based compensation expense, which is a non-cash charge, resulted from stock option grants at exercise prices that, for financial reporting purposes, were determined to be below the estimated fair value of the underlying common stock at date of grant. In November 2005, in response to the adoption by the Internal Revenue Service of Internal Revenue Code Section 409A, we re-evaluated the estimated fair value of our common stock for financial reporting purposes for the year ended December 31, 2005. To assist us in re-evaluating the estimated fair value of our common stock, we engaged Valuation Research Corporation (VRC), an independent valuation specialist, to perform retrospective and contemporaneous valuations. Based upon the reports from VRC, we determined that the fair value of the common stock underlying options to purchase 2,363,593 shares of common stock granted during the period from January through September 2005 exceeded the option exercise price. The exercise prices on these options were modified and increased to the respective reassessed fair value at date of grant.
     As a result of the reassessed fair value of options granted during the nine months ended September 30, 2005, we recorded deferred stock-based compensation related to these options of $1.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the three months ended March 31, 2007 and 2006, we amortized $79,000 and $81,000, respectively, of deferred stock-based compensation. During the three months ended March 31, 2007, we reversed $11,000 of deferred stock-based compensation due to employee terminations. As of March 31, 2007, the total unamortized deferred stock-based compensation amounted to $600,000 and is expected to be amortized as follows: $234,000 during the remaining nine months of 2007, $324,000 in 2008, and $42,000 in 2009.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R), using the prospective transition method, which requires us to apply the provisions of SFAS No. 123R only to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, total employee stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (a) the grant-date fair value of stock option awards granted or modified after January 1, 2006; and (b) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB Opinion No. 25.

     Under SFAS No. 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. We determined the expected term in accordance with the “SEC Shortcut Approach” as described in SAB No. 107 “Disclosure About Fair Value of Financial Instruments”. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     The following weighted average assumptions were used to value options granted during the three months ended March 31, 2007:

Three Months Ended
March 31, 2007
Expected term in years	6.25
Risk-free interest rate	4.78%
Volatility	74%
Dividend yield	—
Estimated fair value per share of underlying common stock	$11.50
     The estimated fair value per share of underlying common stock represented our best estimate at the time, based on input from our investment bankers.
     The weighted average fair value per share of options granted to employees for the three months ended March 31, 2007, was approximately $7.99. There were no options granted during the three months ended March 31, 2006.
     In accordance with SFAS No. 123R, unamortized compensation expense on stock option grants after January 1, 2006 is not included in deferred stock-based compensation. As of March 31, 2007, the balance of $6.3 million of total unrecognized compensation costs, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted-average period of approximately 4.3 years. Amortization in the three months ended March 31, 2007 was $402,000.
     We account for stock options granted to non-employees on a fair-value basis in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As a result, the amount of stock-based compensation expense recorded for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock. Stock compensation expense associated with non-employees has been immaterial to date.
     Accounting for income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary in order to reduce deferred tax assets to the amounts expected to be recovered.
          Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

Results of Operations
     Revenues. Total revenues increased to $27.5 million for the three months ended March 31, 2007 from $21.7 million in the three months ended March 31, 2006, an increase of $5.8 million or 26.8%. The increase in revenues resulted from an increase in IP product revenues of $8.7 million and an increase in services revenues of $2.1 million, offset by a $5.0 million decline in DCME product revenues.
     IP product revenues increased to $17.7 million for the three months ended March 31, 2007 from $8.9 million in the three months ended March 31, 2006, an increase of $8.7 million or 97.6%. The increase in IP product revenues was attributable an increase in the number of service providers deploying our products as well as expansion sales to existing service providers. IP product revenues represented 64.3% of total revenues in the three months ended March 31, 2007 and 41.3% of total revenues in the three months ended March 31, 2006. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods.
     DCME product revenues decreased to $5.1 million for the three months ended March 31, 2007 from $10.2 million in the three months ended March 31, 2006, a decrease of $5.0 million or 49.6%. The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue as customers migrate from traditional voice networks including DCME products to IP products. DCME product revenues represented 18.7% of total revenues in the three months ended March 31, 2007 and 47.0% of total revenues in the three months ended March 31, 2006.
     Services revenues increased to $4.7 million for the three months ended March 31, 2007 from $2.5 million in the three months ended March 31, 2006, an increase of $2.1 million or 84.2%. The increase in services revenues resulted from an increase in IP services revenues for both professional services and support and maintenance to $3.3 million in the three months ended March 31, 2007 from $1.3 million in the three months ended March 31, 2006. DCME services revenues remained essentially unchanged at $1.4 million and $1.3 million in the three months ended March 31, 2007 and 2006, respectively. Over time we expect DCME services revenues to decrease as DCME product revenues decline. The increase in our IP services revenues correlates to the increase in our IP product revenues. Services revenues represented 17.0% of total revenues in the three months ended March 31, 2007 and 11.7% of total revenues in the three months ended March 31, 2006.
     Cost of revenues. Total cost of revenues increased to $12.0 million for the three months ended March 31, 2007 from $9.2 million in the three months ended March 31, 2006, an increase of $2.8 million or 30.7%. The increase in cost of revenues resulted from an increase in sales of IP products, plus an increase in services revenues costs, offset by lower cost of revenues related to the decrease in DCME product revenues. Total cost of revenues was 43.8% of total revenues in the three months ended March 31, 2007 and 42.5% of total revenues in the three months ended March 31, 2006.
     Cost of IP product revenues increased to $7.2 million for the three months ended March 31, 2007 from $3.4 million in the three months ended March 31, 2006, an increase of $3.8 million or 112.0%, which correlates to a 97.6% increase in IP product revenues.
     Cost of DCME product revenues decreased to $2.1 million for the three months ended March 31, 2007 from $3.9 million in the three months ended March 31, 2006, a decrease of $1.8 million or 45.8%, which correlates to a 49.6% decrease in DCME product revenues.
     Cost of services revenues increased to $2.7 million for the three months ended March 31, 2007 from $1.9 million in the three months ended March 31, 2006, an increase of $0.8 million or 42.8%. The increase in cost of services revenues is due to an increase in labor and related expenses of $0.3 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, and to render support and maintenance and other professional services. In addition, overhead expenses for items such as facilities, equipment and depreciation, increased by $0.3 million, and cost of consultants and other third party services increased by $0.2 million.

     Gross profit. Gross profit increased to $15.4 million for the three months ended March 31, 2007 from $12.5 million in the three months ended March 31, 2006, an increase of $3.0 million or 23.9%. This increase was due to higher IP product revenues. IP product gross profit increased to $10.5 million for the three months ended March 31, 2007 from $5.5 million in the three months ended March 31, 2006, an increase of $4.9 million or 88.7%, which correlates to the 97.6% increase in IP product revenues. DCME product gross profit decreased to $3.0 million for the three months ended March 31, 2007 from $6.3 million in the three months ended March 31, 2006, a decrease of $3.3 million or 52.0%, which correlates to the 49.6% decrease in DCME product revenues. Services gross profit increased to $2.0 million for the three months ended March 31, 2007 from $0.6 million in the three months ended March 31, 2006, an increase of $1.3 million or 204.9%.
     Gross margin, which is gross profit as a percentage of revenue, was 56.2% in the three months ended March 31, 2007 and 57.5% in the three months ended March 31, 2006. The decrease in gross margin was primarily due to a decrease in both IP product gross margin and in DCME product gross margin, offset by an increase in services gross margin. IP product gross margin decreased to 59.2% in the three months ended March 31, 2007 from 62.0% in the three months ended March 31, 2006. Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. DCME product gross margin decreased to 58.7% in the three months ended March 31, 2007 from 61.6% in the three months ended March 31, 2006. We expect that DCME product gross margins will remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs. Services gross margin increased to 42.2% in the three months ended March 31, 2007 from 25.5% in the three months ended March 31, 2006 due to an increase in customer implementation activity and recognition of revenue of past implementation activity for which revenue recognition had been deferred and for which service costs had already been recognized in the periods they occurred.
     Research and development expenses, net. Research and development expenses, net of grants received from the OCS, remained essentially unchanged at $7.7 million for the three months ended March 31, 2007 as compared to $7.9 million in the three months ended March 31, 2006. Grants received from the OCS, which are recorded as a reduction of research and development expenses, were $0.4 million in the three months ended March 31, 2007 and $0.3 million in the three months ended March 31, 2006.
     Research and development expenses, net were 28.2% of total revenues in the three months ended March 31, 2007 and 36.6% of total revenues in the three months ended March 31, 2006. We expect research and development expenses to increase on an absolute basis, but decrease as a percentage of total revenues.
     Sales and marketing expenses. Sales and marketing expenses remained essentially unchanged at $6.0 million and $6.1 million in the three months ended March 31, 2007 and 2006, respectively.
     Sales and marketing expense were 21.7% of total revenues in the three months ended March 31, 2007 and 28.0% of total revenues in the three months ended March 31, 2006. We expect sales and marketing expenses to increase on an absolute basis as we add additional marketing staff and sales representatives, but decrease as a percentage of total revenues.
     General and administrative expenses. General and administrative expenses increased to $2.4 million for the three months ended March 31, 2007 from $2.0 million in the three months ended March 31, 2006, an increase of $0.4 million or 17.7%. The increase in general and administrative expenses was due to an increase of $0.4 million in fees for audit and information technology support.
     General and administrative expenses were 8.6% of total revenues in the three months ended March 31, 2007 and 9.2% of total revenues in the three months ended March 31, 2006. We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, including the additional costs and expenses associated with being a public company, but decrease as a percentage of total revenues.
     Other (expense) income, net. Other (expense) income, net consists primarily of interest income earned on cash and cash equivalents and foreign currency exchange gains offset by interest expense and bank charges. Other (expense) income, net was $(0.2) million in the three months ended March 31, 2007 and $0.1 million in the three months ended March 31, 2006. The fluctuation in other (expense) income, net was a result of us obtaining loans in 2006 for which we incurred interest expenses of approximately $0.2 million during the three months ended March 31, 2007.
     Income taxes. Income taxes were $364,000 in the three months ended March 31, 2007 and $18,000 in the three months ended March 31, 2006. The income tax provision was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the three months ended March 31, 2007, we eliminated our valuation allowance attributable to our subsidiary in Israel, which resulted in a reduction of income tax expense of $189,000.
     Net loss. Net loss decreased to $1.2 million for the three months ended March 31, 2007 from $3.5 million in the three months ended March 31, 2006, a decrease of $2.3 million or 66.2%. The decrease in the net loss is mainly attributable to the increase in gross profit of $3.0 million and the operating expenses remaining essentially unchanged.
Liquidity and Capital Resources
     Through March 31, 2007, we have satisfied our liquidity needs primarily through private sales of our preferred stock, bank borrowing, sale of trade receivables and, to a lesser extent, grants received from the OCS. At March 31, 2007, we had unrestricted cash and cash equivalents of $17.1 million, a decrease of $6.1 million from December 31, 2006. In April 2007, we raised a total of $54.0 million in gross proceeds from the initial public offering of our common stock, or $47.2 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of approximately $3.0 million.
     Operating Activities
     Net cash used in our operating activities was $8.9 million and $5.4 million during the three months ended March 31, 2007 and 2006, respectively.
     Net cash used in our operating activities in the three months ended March 31, 2007 was primarily attributable to our net loss of $1.2 million, increases in accounts receivable and inventories, in the aggregate amount of $6.0 million, and a decrease in deferred revenue of $3.3 million and in the net amount due to related parties of $1.5 million, which was offset by an increase in accounts payable in the amount of $3.0 million, all related to sales growth and expanded operations. In addition, we sold trade receivables to Israeli financial institutions in the total amount of $3.5 million during the three months ended March 31, 2007. Further, we incurred $1.0 million and $0.5 million of depreciation and stock-based compensation, respectively, which are non-cash expenses. Our working capital increased to $9.5 million as of March 31, 2007, from $7.6 million as of December 31, 2006.
     Net cash used by our operating activities in the three months ended March 31, 2006 was primarily attributable to our net loss of $3.5 million, an increase in accounts receivable, inventories and prepaid expenses and other current assets of $10.0 million, and a decrease in accrued expenses and the net amount due to related parties of $5.5 million, which was offset by increases in deferred revenue and accounts payable in the aggregate amount of $12.8 million. During the three months ended March 31, 2006 we sold trade receivables in the total amount of $1.9 million.
Investing Activities
     Net cash used in our investing activities was $0.3 million during the three months ended March 31, 2007 and net cash provided by our investing activities $0.5 million during the three months ended March 31, 2006.
     Investing activities in the three months ended March 31, 2007 consisted primarily of purchases of property and equipment of $0.3 million.
     Investing activities in the three months ended March 31, 2006 consisted primarily of purchases of property and equipment of $0.9 million which was offset by decreases in our restricted cash and short term investments in the aggregate amount of $1.4 million.

Financing Activities
     Net cash provided by our financing activities was $3.1 million and $15.1 million during the three months ended March 31, 2007 and 2006, respectively.
     Net cash provided by our financing activities in the three months ended March 31, 2007 primarily consisted of proceeds from the second closing of our Series D convertible preferred stock financing in the amount of $3.4 million, which was offset by payments made on capitalized offering costs in the amount of $0.5 million.
     Net cash provided by our financing activities in the three months ended March 31, 2006 consisted of bank borrowings, from Bank Leumi le-Israel B.M., in the amount of $15.0 million. We repaid the loan in full in December 2006.
Contractual Obligations and Commitments
     As of March 31, 2007, the following summarizes our future contractual obligations for the periods presented (in thousands):

			Payment Due

		April 1, 2007	January 1, 2008	January 1, 2010
		through	through	through
	Total	December 31, 2007	December 31, 2009	December 31, 2011
Contractual Obligations:
Debt obligations	$5,459	$2,006	$3,453	$—
Operating lease obligations	5,814	1,663	2,782	1,369
Purchase commitments	2,247	2,247	—	—

Total	$13,520	$5,916	$6,235	$1,369

Off-Balance Sheet Arrangements
     At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     Nearly all of our revenue, costs and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. For example, if the exchange rate between the U.S. dollar and the New Israeli Shekel would fluctuate by 10% our operating expenses would in 2006 have increased or decreased by approximately $1.4 million.
     During 2006, we entered into forward exchange contracts with banks as counterparties to manage the risk of fluctuations in our results of operations and cash flows due to changes in exchange rates between the U.S. dollar and the New Israeli Shekel. We had no forward foreign currency contracts outstanding as of March 31, 2007.
Interest Rate Sensitivity
     We had cash, cash equivalents and restricted cash totaling $17.6 million at March 31, 2007. These amounts were invested primarily in commercial paper and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.
     As of March 31, 2007, we had $5.0 million of debt outstanding. Our loan agreement provides for a stated fixed interest rate of 9.78%.
ITEM 4. CONTROLS AND PROCEDURES
Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any material legal proceeding. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
The demand for our solutions depends in large part on continued capital spending in the telecommunications equipment industry. A decline in demand, or a decrease or delay in capital spending by service providers, could have a material adverse effect on our results of operations.
     Capital spending in the telecommunications equipment industry has in the past, and may in the future, fluctuate significantly based on numerous factors, including:
•	capital spending levels of service providers;

•	competition among service providers;

•	pricing pressures in the telecommunications equipment market;

•	end user demand for new services;

•	service providers’ emphasis on generating revenues from traditional infrastructure instead of migrating to emerging networks and technologies;

•	lack of or evolving industry standards;

•	consolidation in the telecommunications industry;

•	changes in the regulation of communications services; and

•	general global economic conditions.
     We cannot assure you of the rate, or extent to which, the telecommunications equipment industry will grow, if at all. Demand for our solutions and our IP products in particular will depend on the magnitude and timing of capital spending by service providers as they extend and migrate their networks. Furthermore, industry growth rates may not be as forecast, resulting in spending on product development well ahead of market requirements. The telecommunications equipment industry from time to time has experienced and may again experience a pronounced downturn. To respond to a downturn, many service providers may be required to slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies, which could have a negative impact on our business. A downturn in the telecommunications industry may cause our operating results to fluctuate from period to period, which also may increase the volatility of the price of our common stock and harm our business.
Our success depends in large part on continued migration to an IP network architecture for interactive communications. If the migration to IP networks does not occur or if it occurs more slowly than we expect, our operating results would be harmed.
     Our IP products are used by service providers to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture. The migration of voice traffic from the public switched telephone network, or PSTN, to IP networks is in its early stages, and the continued migration to IP networks depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have remaining useful lives of twenty or more years and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products, such as ours, that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.
Our revenue and operating results may be adversely impacted if the market for IP products does not develop as we expect or if sales of our IP products and other products do not make up for expected declines in revenue from our DCME products.
     Our DCME products incorporate mature technologies that we expect to be in less demand by our customers in the future. While we are actively pursuing new customers for our DCME products and seeking to increase sales of our additional product offerings to these customers, including our IP products, we believe that there are fewer opportunities for new DCME sales, and we expect DCME sales to continue to decrease for the foreseeable future. If the decrease in DCME revenues occurs more rapidly than we anticipate and/or the sales of our other products, including our IP products, do not make up for the decline in revenues, our business and results of operations will be harmed. Further, we believe that in some future periods, total revenues will likely be lower than recent periods as DCME revenues decrease while our IP revenues fluctuate.
Our accountants have identified and reported to us material weaknesses for the years ended December 31, 2003, 2004 and 2005, relating to our internal controls over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.
     In connection with the audit of our consolidated financial statements for the years ended December 31, 2003, 2004 and 2005, our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting related to closing processes, adequate maintenance of books and records and our revenue recognition processes. Our audit for 2005 and 2006 resulted in the discovery of the following significant deficiencies, as established in the Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements. For 2005, we had significant deficiencies with respect to insufficient control over cash disbursements and deficiencies in internal control over financial reporting related to accounting for derivative financial instruments resulting in errors in accounting for changes in the estimated fair value of certain derivative financial instruments. For 2006, we had significant deficiencies with respect to inconsistency in the effectiveness of management’s review of the deferred costs and inconsistency in effectiveness of management’s review over revenue arrangements.
     For the years ended December 31, 2003, 2004 and 2005, the deficiencies resulted in adjustments to revenues of a net decrease of $0.7 million, a net increase of $0.5 million and a net decrease of $1.6 million, respectively. During the same periods, the deficiencies resulted in an increase in net loss of $0.6 million, a decrease of $0.8 million and an increase of $2.1 million, respectively. For the year ended December 31, 2006, the deficiencies resulted in adjustments to revenues of a net increase of $0.1 million, a net increase in cost of goods sold of

$0.5 million and an increase in net loss of $0.4 million.
     Our independent registered public accounting firm was not, however, engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting. Similarly, we have not performed an evaluation of internal controls over financial reporting, as we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Additional material weaknesses, significant deficiencies and other control deficiencies may have existed or may in the future be identified when such additional evaluations are performed.
     Measures that have already been taken, and measures that will be taken in the future, by us to remediate the material weaknesses and significant deficiencies are grouped into the following categories: (a) hiring of additional, experienced personnel, (b) improving training, and (c) implementing appropriate internal control processes.
•	Personnel: From April 2005 through March 2007, we hired several experienced employees in key financial management positions, including our Chief Financial Officer, Worldwide Financial Controller, and Director of Financial Planning and Analysis. In addition, we created new financial management and administrative positions, and hired experienced and qualified employees for such new positions as follows: Director of Accounting, Director of Financial Reporting and Compliance, General Counsel, General Accounting Manager and Revenue Manager. We plan to continue to evaluate our personnel needs and hire experienced and qualified employees as appropriate.

•	Training: Since April 2005, the majority of our finance and administration staff have participated in one or more continuing professional education courses, industry roundtables or other formal and informal training courses. In addition, we have conducted in-house training (one-on-one, and in group settings) concerning various matters (i.e. the revenue recognition process, closing process, etc.) for the finance, administration and sales staff. The objective of this training is to strengthen the general proficiency and specific knowledge of our employees, as well as improve internal controls over financial reporting. We plan to continue to conduct such training in the future.

•	Internal Process: We have steadily made improvements in our internal processes. The objective of such internal process improvements has been to remediate the material weaknesses and significant deficiencies, and achieve an overall improvement in internal controls over financial reporting. Such process improvements have included, but are not limited to, the establishment of a centralized electronic database of key contracts, accounting records and related documentation, increased uniformity and consistency with respect to customer contracts, accounting records and related documentation, and increased level of management review of key processes, particularly the revenue cycle and sales process. We plan to continue to evaluate our internal controls and make improvements as appropriate.
     Due to these measures that have already been taken, and measures that will be taken in the future, to remediate the material weaknesses and significant deficiencies, our finance and administrative costs have increased from $5.8 million in 2005 to $8.8 million in 2006, an increase of $3.0 million. While it is difficult to differentiate the increase in costs that are attributable to remediation, as compared to an ordinary increase in costs resulting from the growth in the overall business, we believe that the majority of the increase is directly or indirectly attributable to measures taken to remediate the material weaknesses and significant deficiencies. Further, we believe such costs may materially increase in the future. As a result, we expect to incur significant additional expenses which are expected to negatively impact our financial performance. This remediation process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.
     Although we have taken measures to remediate the material weaknesses as well as the other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, significant deficiencies and control deficiencies. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weakness and the significant deficiencies and control deficiencies discussed above. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect management’s assessment of our disclosure controls and procedures, required with the filing of our quarterly and annual reports after our initial public offering, and the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act for 2002 expected to be applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2008, to be filed in early 2009. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
We have not been profitable and our losses could continue.
     We have experienced significant losses in the past and have never been profitable. For the fiscal years ended December 31, 2005 and 2006, and for the three months ended March 31, 2007 we recorded net losses of approximately $14.3 and $13.7 million, and $1.2 million, respectively. As of March 31, 2007, our accumulated deficit was $60.8 million. We have never generated sufficient cash to fund our operations and can give no assurance that our losses will not continue.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
     Our company was formed in October 2001, and much of our growth has occurred since December 2002. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter significant risks related to our growth and substantial risks related to the rapidly changing telecommunications industry. If we are unable to address these and other risks successfully, our business, financial condition and results of operations likely would be adversely affected.
We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.
     Competition in the market for our products and especially our IP products is intense. This market has historically been dominated by established telephony equipment providers, such as Alcatel-Lucent, Ericsson LM Telephone Co., Nortel Networks Corp. and Siemens Industries Ltd., all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., Sonus Networks, Inc., Tekelec and Huawei, some of which have entered our market by acquiring companies that design competing products. Because the market for our products is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.
     Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources available to them, allowing them to offer a more diversified bundle of products and services. In some cases, our competitors have undercut the pricing of our products or provided more favorable financing terms, which has made us uncompetitive or forced us to reduce our average selling prices, negatively impacting our margins. Further, some of our competitors sell significant amounts of other products to our current and prospective customers. In addition, some potential customers when selecting equipment vendors to provide fundamental infrastructure products prefer to purchase from larger, established vendors. Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers or potential customers to buy our competitors’ products or harm our ability to attract new customers.
     To compete effectively, we must deliver innovative products that:
•	provide extremely high reliability, compression rates and voice quality;

•	scale and deploy easily and efficiently;

•	interoperate with existing network designs and other vendors’ equipment;

•	support existing and emerging industry, national and international standards;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services;

•	provide a cost-effective and space efficient solution for service providers; and

•	offer a broad array of services.
     If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations, loss of customers and revenues and reduced gross profit margins, each of which would adversely impact our business.
Our business is dependent upon our relationship with ECI Telecom Ltd. and certain of its subsidiaries and affiliates, or ECI, and ECI is our largest stockholder and a significant technology and commercial partner of ours. If ECI’s business is adversely affected or if our relationship with ECI is adversely affected for any reason, our business could be harmed and our results of operations would likely be negatively affected.
     We have strong historical and commercial ties to ECI. We acquired the technology and rights to our I-Gate 4000 family of products pursuant to our 2002 acquisition of two of ECI’s wholly-owned subsidiaries. ECI and an affiliate entity assigned to us certain intellectual property rights with respect to VoIP and granted us an irrevocable license under certain patents and intellectual property. ECI invested $10 million in our Series C convertible preferred stock and continues to be our largest stockholder.
     Given the backdrop of our historical relationship, our agreements with ECI were entered into in the context of affiliated parties and were negotiated in the overall context of the 2002 share acquisition. As a result, the terms of our agreements with ECI may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. Conflicts of interest may arise between ECI and us with respect to any number of matters, including indemnification obligations we have to each other, labor, tax, employee benefit and other matters arising from the 2002 share acquisition transaction, intellectual property matters and business opportunities that are attractive to ECI and us. Either we or ECI may make strategic choices that are not in the best interest of the other party. For example, other than restrictions with respect to ECI’s exploitation of DCME products, nothing prohibits ECI from competing with us in other matters or offering VoIP products which compete with ours. We may not be able to resolve any potential conflicts that may arise between ECI and us, and even if we are able to do so, the resolution may be less favorable than if we were dealing with an unrelated third party.
     ECI also owns the technology underlying our DCME product lines. Pursuant to the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, we have secured the right to act as exclusive worldwide distributor of ECI’s DCME line of products. Under the DCME Agreement, ECI provides certain supply, service and warranty obligations and manufactures or subcontracts the manufacture of all DCME equipment sold by us. The DCME Agreement may only be terminated by ECI in the event we project DCME revenues of less than one million dollars in a calendar year, we breach a material provision of the DCME Agreement and fail to cure such breach within 30 days or we become insolvent. Upon the occurrence of one of these events and the election by ECI to terminate the DCME Agreement, ECI would be under no obligation to continue to contract with us. If the value of the shares held by ECI declines, either by disposition of the shares or a decline in our stock price, ECI may be less likely to enter into agreements on reasonable terms or at all. Accordingly, in the event of the occurrence of one of these termination events, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms.
     In addition, our relationship with ECI could be adversely affected by divestment of its shares of our common stock or by declines in our stock price.
     We do not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable us to obtain DCME or similar products in the event that ECI ceases to provide us with DCME products. Should ECI, or a successor entity to ECI, become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, we will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, our business would be materially harmed.
ECI beneficially owns a significant percentage of our common stock, which will allow ECI to significantly influence us and matters requiring stockholder approval and could discourage potential acquisitions of our company.
     ECI owns approximately 27% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. In addition, Giora Bitan, Executive Vice President and Chief Financial Officer of ECI and Dror Nahumi, Executive Vice President and Chief Strategy Officer of ECI, are members of our board of directors. Because of the nature of our business relationship with ECI, the size and nature of ECI’s ownership position in us and the membership of Messrs. Bitan and Nahumi on our board of directors, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company.
The largest customers in the telecommunications industry have substantial negotiating leverage, which may require that we agree to terms and conditions that are less advantageous to us than the terms and conditions of our existing customer relationships or risk limiting our ability to sell our products to these large service providers, thereby harming our operating results.
     Large telecommunications service providers have substantial purchasing power and leverage negotiating contractual terms and conditions relating to the sale of our products to them. As we seek to sell more products to these large telecommunications providers, we may be required to agree to such terms and conditions in order to complete such sales, which may result in lower margins, affect the timing of the recognition of the revenue derived from these sales and the amount of deferred revenues, each of which may have an adverse effect on our business and financial condition.
     In addition, our future success depends in part on our ability to sell our products to large service providers operating complex networks that serve large numbers of subscribers and transport high volumes of traffic. The communications industry historically has been dominated by a relatively small number of service providers. While deregulation and other market forces have led to an increasing number of service providers in recent years, large service providers continue to constitute a significant portion of the market for communications equipment. If we fail to sell additional IP products to our large customers or to expand our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers, our revenue growth will be limited.
Consolidation or downturns in the telecommunications industry may affect demand for our products and the pricing of our products which could limit our growth and may harm our business.
     The telecommunications industry, which includes all of our customers, has experienced increased consolidation in recent years, and we expect this trend to continue. Consolidation among our customers and prospective customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. The occurrence of any of these factors, separately or in combination, may lead to decreased sales or slower than expected growth in revenues and could harm our business and operations.
     The communications industry is cyclical and reactive to general economic conditions. In the recent past, worldwide economic downturns, pricing pressures and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have been causing delays and reductions in capital and operating expenditures by many service providers. These delays and reductions, in turn, have been reducing demand for communications products like ours. A continuation or subsequent recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in the communications industry, could harm our operating results in the future.
If we fail to anticipate and meet specific customer requirements or if our products fail to interoperate with our customers’ existing networks or with existing and emerging industry, national and international standards, we may not be able to retain our current customers or attract new customers.
     We must effectively anticipate, and adapt our business, products and services in a timely manner to meet customer requirements. We must also meet existing and emerging industry, national and international standards in order to meet changing customer demands. Prospective customers may require product features and capabilities that are not included in our current product offerings. The introduction of new or enhanced products also requires that we carefully manage the transition from our older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of our new products can be delivered to meet anticipated customer demand. If we fail to develop products and offer services that satisfy customer requirements, or if we fail to effectively manage the transition from our older products to our new or enhanced products, our ability to create or increase demand for our products would be seriously harmed and we may lose current and prospective customers, thereby harming our business.
     Many of our customers will require that our products be designed to interface with their existing networks or with existing or emerging industry, national and international standards, each of which may have different and unique specifications. Issues caused by a failure to achieve homologation to certain standards or an unanticipated lack of interoperability between our products and these existing networks may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with our customers’ respective networks or applicable standards, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in the loss of revenues and/or customers.
We expect that a majority of the revenues generated from our products, especially our IP products, will be generated from a limited number of customers. If we lose customers or are unable to grow and diversify our customer base, our revenues may fluctuate and our growth likely would be limited.
     To date, we have sold our IP products to over 60 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:
•	consolidation in the telecommunications industry affecting our customers;

•	unwillingness of customers to implement our new products or renew contracts as they expire;

•	potential customer concerns about our status as an emerging telecommunications equipment vendor;

•	delays or difficulties that we may experience in the development, introduction and/or delivery of products or product enhancements;

•	deterioration in the general financial condition of our customers;

•	new product introductions by our competitors;

•	geopolitical risks and uncertainties in countries where our customers or our own facilities are located; or

•	failure of our products to perform as expected.
Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future, which could lead to volatility in the price of our common stock.
     Our quarterly revenues and operating results have fluctuated significantly in the past and they may continue to fluctuate in the future, due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. From our experience, customer purchases of telecommunications equipment have been unpredictable and irregular batch sales as customers build out their networks, rather than regular, recurring sales. The primary factors that may affect our quarterly revenues and results include the following:
•	fluctuation in demand for our products and the timing and size of customer orders;

•	the length and variability of the sales cycle for our products;

•	new product introductions and enhancements by our competitors and us;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the mix of product configurations sold;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

•	the timing of revenue recognition and amount of deferred revenues;

•	difficulties or delays in deployment of customer IP networks that would delay anticipated customer purchases of additional products and services;

•	general economic conditions, as well as those specific to the telecommunications, networking and related industries;

•	consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•	the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy.
     In addition, as a result of our accounting policies, we may be unable to recognize all of the revenue associated with certain customer contracts in the same period as the costs associated with those contracts are expensed, which could cause our quarterly gross margins to fluctuate significantly. Further, our accounting policies may require that revenue related to certain customer contracts be delayed for periods of a year or more. This delay may cause spikes in our revenue in quarters when it is recognized and may result in deferred revenue to revenue conversion taking longer than anticipated.
     A significant portion of our operating expenses are fixed in the short-term. If revenues for a particular quarter are below expectations, we may not be able to reduce operating expenses proportionally for the quarter. Therefore, any such revenue shortfall would likely have a direct negative effect on our operating results for that quarter.
     We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. For example, although our Net Loss during the quarter ended December 31, 2006, was substantially lower than previous quarters, our Net Loss for the period ended March 31, 2007 was actually slightly higher.

We believe it likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors, which may adversely affect our stock price.
If we do not respond rapidly to technological changes or to changes in industry standards, our products could become obsolete.
     The market for IP infrastructure products and services is characterized by rapid technological change, frequent new product introductions and evolving standards. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues, and our business could be adversely affected.
Because our products are sophisticated and designed to be deployed in complex environments and in multiple locations, they may have errors or defects that we find only after full deployment. If these errors lead to customer dissatisfaction or we are unable to establish and maintain a support infrastructure and required support levels to service these complex environments, our business may be seriously harmed.
     Our products are sophisticated and are designed to be deployed in large and complex networks. Because of the nature of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers have only recently begun to commercially deploy our products or deploy our products in larger configurations and they may discover errors or defects in the software or hardware, or the products may not operate as expected or our products may not be able to function in the larger configurations required by certain customers. If we are unable to fix errors or other performance problems that may be identified after full deployment of our products, we could experience:
•	cancellation of orders or other losses of, or delays in, revenues;

•	loss of customers and market share;

•	harm to our reputation;

•	a failure to attract new customers or achieve market acceptance for our products;

•	increased service, support and warranty costs and a diversion of development resources;

•	increased insurance costs and losses to our business and service provider customers; and

•	costly and time-consuming legal actions by our customers.
     If we experience warranty failure that indicates either manufacturing or design deficiencies, we may be required to recall units in the field and/or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. Because customers often delay deployment of a full system until they have tested the products and any defects have been corrected, we expect these revisions may cause delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time. Service provider customers have discovered errors in our products. If the costs of remediating problems experienced by our customers exceed our expected expenses, which historically have not been significant, these costs may adversely affect our operating results.
     In addition, because our products are deployed in large and complex networks around the world. Our customers expect us to establish a support infrastructure and maintain demanding support standards to ensure that their networks maintain high levels of availability and performance. To support the continued growth of our business, our support organization will need to provide service and support at a high level throughout the world. This will include hiring and training customer support engineers both at our primary corporate locations as well as our smaller offices in new geographies such as Central and South America and Russia. If we are unable to provide the expected level of support and service to our customers, we could experience:
•	loss of customers and market share;

•	a failure to attract new customers in new geographies;

•	increased service, support and warranty costs and a diversion of development resources; and

•	network performance penalties.
We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.
     We significantly expanded our operations in 2005 and 2006 and into the first quarter of 2007. For example, during the period from December 31, 2004 to March 31, 2007, we increased the number of our employees and full-time contractors by approximately 43%, from 340 to 485, and we opened new offices in Singapore, France and Brazil. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. Further, we intend to grow our business by entering new markets, developing new product and service offerings and pursuing new customers. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.
The long and variable sales and deployment cycles for our products may cause our operating results to vary materially, which could result in a significant unexpected revenue shortfall in any given quarter.
     Our products have lengthy sales cycles, which typically extend from six to twelve months and may take up to two years. A customer’s decision to purchase our products often involves a significant commitment of the customer’s resources and a product evaluation and qualification process that can vary significantly in length. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and the type of network in which our product will be utilized. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.
     Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely among customers. The length of a customer’s deployment period will impact our ability to recognize revenue related to such customer’s purchase and may also directly affect the timing of any subsequent purchase of additional products by that customer. As a result of these lengthy and uncertain sales and deployment cycles for our products, it is difficult for us to predict the quarter in which our customers may purchase additional products or features from us, and our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.
We rely on indirect channel partners for a significant portion of our revenue. Our failure to effectively develop and manage these third party distributors, systems integrators and resellers specifically and our indirect sales channel generally, and disruptions to the processes and procedures that support our indirect sales channels could adversely affect our ability to generate revenues from the sale of our products.

     We rely on third party distributors, systems integrators and resellers for a significant portion of our revenue. Our revenues depend in large part on the performance of these indirect channel partners. Although many aspects of our partner relationships are contractual in nature, our arrangements with our indirect channel partners are not exclusive. Accordingly, important aspects of these relationships depend on the continued cooperation between the parties.
     In particular, we have appointed ECI as an agent for selling our IP and DCME products in Russia and an affiliate of ECI provides services for us in Russia. During the fiscal year ended December 31, 2006, and in the three months ended March 31, 2007, $28.7 million and $6.7 million, respectively, of our revenues were derived from sales by ECI. The agreement governing this arrangement may be terminated by either party with three months written notice. In the event ECI, a successor entity to ECI or this affiliate entity of ECI is unable to continue to sell our products for any reason, elects not to sell our products or elects to terminate this agreement, then our business and results of operations would likely be materially harmed.
     Many factors out of our control could interfere with our ability to market, license, implement or support our products with any of our partners, which in turn could harm our business. These factors include, but are not limited to, a change in the business strategy of one of our partners, the introduction of competitive product offerings by other companies that are sold through one of our partners, potential contract defaults by one of our partners, or changes in ownership or management of one of our distribution partners. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings. In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our partners. If those partners provide us with inaccurate or untimely information, then the amount or timing of our revenues could be adversely impacted and our operating results may be harmed.
     Moreover, if we are unable to leverage our sales and support resources through our distribution partner relationships, we may need to hire and train additional qualified sales and engineering personnel. We cannot assure you, however, that we will be able to hire additional qualified sales and engineering personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales and engineering personnel, we will incur additional costs and our operating results, including our gross margin, may be adversely affected. The loss of or reduction in sales by these resellers could reduce our revenues. If we fail to maintain relationships with these third party resellers, fail to develop new relationships with third party resellers in new markets, fail to manage, train, or provide incentives to, existing third party resellers effectively or if these third party resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.
We may face risks associated with our international sales that could impair our ability to grow our revenues.
     For the fiscal years ended December 31, 2005 and 2006, and the three months ended March 31, 2007, international revenues were approximately, $63.0 million, $81.8 million, and $22.7 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales include:
•	difficulty enforcing contracts and collecting accounts receivable in foreign jurisdictions, leading to longer collection periods;

•	certification and qualification requirements relating to our products;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in foreign regulatory requirements, including import and export regulations, and currency exchange rates;

•	certification and qualification requirements for doing business in foreign jurisdictions;

•	inadequate protection for intellectual property rights in certain countries;

•	less stringent adherence to ethical and legal standards by prospective customers in certain foreign countries, including compliance with the Foreign Corrupt Practices Act;

•	potentially adverse tax consequences; and

•	political and economic instability.
Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The NASDAQ Stock Market Rules, or Nasdaq rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.
     The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and management’s assessment of internal controls over financial reporting will be subject to annual audits by our independent auditors. We are presently evaluating our internal controls for compliance. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure and plan to hire additional personnel. Although our review is not complete, we have taken steps to improve our internal control structure by hiring or transferring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, we cannot be certain regarding when we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.
     Under the Sarbanes-Oxley Act and Nasdaq rules, we are required to maintain an independent board. We also expect these rules and regulations will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of Nasdaq rules, and officers will be significantly curtailed.
If we lose the services of one or more members of our current executive management team or other key employees, or if we are unable to attract additional executives or key employees, we may not be able to execute on our business strategy.
     Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Doug Sabella, our president and chief executive officer, is critical to the overall management of our company as well as to the development of our culture and our strategic direction. Pinhas Reich, our vice president of global sales, plays a key role in our sales efforts and strategy.

     In order to be successful, we must also retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the telecommunications and networking industries are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and significant operations are located.
     The loss of services of any of our executives or of one or more other members of our executive management or sales team or other key employees, none of which is bound by an employment agreement for any specific term could seriously harm our business.
We have a substantial employee presence in India and the hiring and retention of skilled employees in India has become increasingly difficult. If we are unable to hire and retain skilled employees in India and elsewhere, we may not be able to execute our business strategy.
     As of March 31, 2007, we had a staff of 147 employees and contractors in India. Due to increased expansion into India of research and development by technology companies, hiring and retaining skilled employees has become increasingly difficult. In the past we have experienced substantial turnover and we expect this turnover to get worse as competition for skilled employees increases. If we are unable to retain our current employees and/or hire skilled employees in the future, we may not be able to execute on our business strategy.
We have no internal hardware manufacturing capabilities and we depend exclusively upon contract manufacturers to manufacture our hardware products. In particular, our I-Gate 4000 media gateways are exclusively manufactured for us by Flextronics (Israel) Ltd., or Flextronics. We buy our DCME products from ECI who subcontracts manufacturing of these products to Flextronics. Our failure to successfully manage our relationships with Flextronics, ECI or other replacement contract manufacturers would impair our ability to deliver our products in a manner consistent with required volumes or delivery schedules, which would likely cause us to fail to meet the demands of our customers and damage our customer relationships.
     We outsource the manufacturing of all of our hardware products. Our I-Gate 4000 media gateways are exclusively manufactured for us by Flextronics. We buy our DCME products from ECI who subcontracts the manufacturing to Flextronics. These contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials and components. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available or may not allocate their internal resources to fill these orders on a timely basis.
     We do not have long-term supply contracts with these contract manufacturers and they are not required to manufacture products for any specified period at any specified price. We do not have internal manufacturing capabilities to meet our customers’ demands and we cannot assure you that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis if it is needed. An inability to manufacture our products at a cost comparable to our historical costs could impact our gross margins or force us to raise prices, affecting customer relationships and our competitive position.
     Qualifying a new contract manufacturer and commencing commercial scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If our contract manufacturers are not able to maintain our high standards of quality, increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenues and negatively impact our growth.
We and our contract manufacturers rely on single or limited sources for the supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products on a timely basis, which would likely cause us to fail to meet the demands of our customers and damage our customer relationships.
     We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis. If we overestimate our component requirements, we could have excess inventory, which would increase our costs and result in write-downs harming our operating results. If we underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues.
     We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, in the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner, at favorable prices, or at all. In addition, during periods of capacity constraint, we are disadvantaged compared to better capitalized companies, as suppliers may in the future choose not to do business with us or may require higher prices or less advantageous terms. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in legal action by our customers, loss of customers or harm our ability to attract new customers, any of which could decrease our revenues and negatively impact our growth.
Failure to manage expenses and inventory risks associated with meeting the demands of our customers may adversely affect our business or results of operations.
     To ensure that we are able to meet customer demand for our products, we place orders with our contract manufacturers and suppliers based on our estimates of future sales. If actual sales differ materially from these estimates because of inaccurate forecasting or as a result of unforeseen events or otherwise, our inventory levels and expenses may be adversely affected and our business and results of operations could suffer. In addition, in order to remain competitive, we must continue to introduce new products and processes into our manufacturing environment. There cannot be any assurance, however, that the introduction of new products will not create obsolete inventories related to older products.
If we are not able to obtain necessary licenses of third-party technology at acceptable prices, or at all, our products could become obsolete.
     We have incorporated third-party licensed technology into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms or at all. The inability to maintain or re-license any third-party licenses required in our current products or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.
Failures by our strategic partners or by us in integrating our products with those provided by our strategic partners could seriously harm our business.
     Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services and we expect to further integrate our IP Products with such partner products and services in the future. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected, or if we do not effectively integrate and support products supplied by these strategic partners, we may have difficulty with the deployment of our solutions, which may result in:
•	a loss of, or delay in, recognizing revenues;

•	increased service, support and warranty costs and a diversion of development resources; and

•	network performance penalties.

     In addition to cooperating with our strategic partners on specific customer projects, we also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience:
•	a loss of customers and market share; and

•	a failure to attract new customers or achieve market acceptance for our products.
Our ability to compete and our business could be jeopardized if we are unable to protect our intellectual property.
     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate or design around our patents. Furthermore, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.
     Additionally, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken to do so will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as comprehensively as in the United States. If competitors are able to use our technology or develop unpatented proprietary technology similar to ours or competing technologies, our ability to compete effectively could be harmed.
Possible third-party claims of infringement of proprietary rights against us could have a material adverse effect on our business, results of operation or financial condition.
     The telecommunications industry generally and the market for IP telephony products in particular are characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. We have in the past received and may in the future receive inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. We cannot assure you that we are not in infringement of third party patents. Any parties claiming that our products infringe upon their proprietary rights, regardless of its merits, could force us to license their patents for substantial royalty payments or to defend ourselves and possibly our customers or contract manufacturers in litigation. We may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement. These claims and any resulting licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:
•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use any allegedly infringing technology.
     Any lawsuits regarding intellectual property rights, regardless of their success, would be time-consuming, expensive to resolve and would divert our management’s time and attention.

Doug Sabella, our President and Chief Executive Officer, was recently named as a defendant in a class action lawsuit related to his employment with a prior employer and in the event this lawsuit consumes a significant portion of Mr. Sabella’s time and diverts his attention from his performance as our President and Chief Executive Officer, then our business may be harmed.
     In January 2007, a complaint was filed in United States District Court, Northern District of California, against Terayon Communications Systems, Inc., or Terayon, and additional named defendants, including Douglas A. Sabella, our President and Chief Executive Officer. The complaint alleged, among other things, that several officers, including Mr. Sabella, were responsible for making false and misleading statements about Terayon during their respective employment. On March 9, 2007 defendants filed a motion to dismiss the litigation. Because of the inherent uncertainty of litigation in general and particularly class action litigation, such litigation can sometimes take years to resolve and can be expensive to defend. Therefore, the amount of time required by Mr. Sabella to devote to his defense may be significant and may divert his attention from his performance of his duties for the Company. In the event this lawsuit consumes a significant portion of Mr. Sabella’s time and diverts his attention from his performance as our President and Chief Executive Officer, then our business may be harmed. In addition, if the plaintiffs’ claims ultimately prevail, Mr. Sabella’s credibility could be negatively impacted, and he could be prevented from serving as our President and Chief Executive Officer or from sitting on our board of directors. Such an outcome could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.
If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.
     If appropriate opportunities present themselves, we may consider acquiring or making investments in companies, assets or technologies that we believe to be strategic. We do not have any experience in doing so, and if we do succeed in acquiring or investing in a company, asset or technology, we will be exposed to a number of risks, including:
•	we may find that the acquired company, asset or technology does not further our business strategy, that we overpaid for the company, asset or technology or that the economic conditions underlying our acquisition decision have changed;

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may encounter difficulty entering and competing in new product or geographic markets, and we may face increased competition, including price competition or intellectual property litigation; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property or employment matters.
     In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds of this offering. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted and earnings per share might decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges.
Regulation of the telecommunications industry could harm our operating results and future prospects.
     The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to, or delivery of, voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country, including the United States, where we operate. Such regulations could include matters such as voice over the Internet or using Internet protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating result and financial condition.
Compliance with regulations and standards applicable to our products may be time consuming, difficult and costly, and if we fail to comply, our product sales will decrease.
     In order to achieve and maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories, including particular standards relating to our DCME products and our enhanced access switching solution, also known as our Class 5 solution.
     As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this will increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition and operating results.
Failure of our hardware products to comply with evolving industry standards and complex government regulations may prevent our hardware products from gaining wide acceptance, which may prevent us from growing our sales.
     The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. Our products must comply with various domestic regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and the recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates we will not be able to sell our products where these standards or regulations apply, which may harm our business.
     Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life and make us responsible for disposing or recycling products in an environmentally safe manner. Additionally, certain states and countries may pass regulations requiring our products to meet certain requirements to use environmentally friendly components. Such laws and regulations have recently been passed in several jurisdictions in which we operate, including the European Union which issued Directive 2002/96/EC Waste Electrical and Electronic Equipment, or WEEE, to mandate funding, collection, treatment, recycling and recovery of WEEE by producers of electrical or electronic equipment into Europe. China is in the final approval stage of compliance programs which will harmonize with the European Union WEEE and RoHS directives. In the future, Japan and other countries are expected to adopt environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which would have a material adverse affect on our results of operations.
We have invested substantially in our enhanced access switching solution and we may be unable to achieve and maintain substantial sales.
     We have spent considerable effort and time developing our Class 5 solution, and have had limited sales of this product line to date. We anticipate substantial sales of our access solution as part of our operational plan and we may not achieve the success rate we currently anticipate or we may not achieve any success at all. The market for our access solution is new and it is unclear whether there will be broad adoption of this solution by our existing and future potential customers.
Recent rulemaking by the Financial Accounting Standards Board, or FASB, requires us to expense equity compensation given to our employees and may impact our ability to effectively utilize equity compensation to attract and retain employees.
     FASB has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives effective January 1, 2006, which we have adopted. These accounting changes may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Additionally, it may be difficult for us to estimate the impact of such compensation charges on future operating results because they will be based upon the fair market value of our common stock and other assumptions at future dates.
Future interpretations of existing accounting standards could adversely affect our operating results.
     Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
     For example, we recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions, and related interpretations. The AICPA or other accounting standards setters may continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. We have in the past had to, and in the future may have to, defer recognition for license fees due to several factors, including whether a transaction involves:
•	software arrangements that include undelivered elements for which we do not have vendor specific objective evidence, or VSOE, of fair value;

•	requirements that we deliver services for significant enhancements and modifications to customize our software for a particular customer;

•	material acceptance criteria or other identified product-related issues; or

•	payment terms extending beyond our customary terms.
     Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software arrangements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we sometimes accept terms and conditions that do not permit revenue recognition at the time of delivery.
Product liability claims related to our customers’ networks could result in substantial costs.
     Our products are critical to the business operations of our customers. If one of our products fails, a service provider may assert a claim for substantial damages against us, regardless of our responsibility for the failure. Our product liability insurance may not cover claims brought against us. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any product liability claims, whether or not successful, could seriously damage our reputation and our business.

Risks Related to Our Operations in Israel
     Substantially all of the manufacturing of our hardware products occurs in Israel. We are in the process, however, of diversifying the location of our manufacturing capabilities to locations outside of the Middle East. In addition, a substantial portion of our operations is located in Israel, including a total of 176 employees and contractors, which includes our entire media gateway research and development team.
Increased political, economic and social instability in the Middle East, may adversely affect our business and operating results.
     The continued threat of terrorist activity and other acts of war or hostility, including the war in Iraq and threats against Israel, have created uncertainty throughout the Middle East and have significantly increased the political, economic and social instability in Israel where substantially all of our products are manufactured. Acts of terrorism, either domestically or abroad and particularly in Israel, or a resumption of the confrontation along the northern border of Israel, would likely create further uncertainties and instability. To the extent terrorism, or the political, economic or social instability results in a disruption of our operations or delays in our manufacturing or shipment of our products, then our business, operating results and financial condition could be adversely affected.
     Our I-Gate 4000 media gateways and our DCME products are exclusively manufactured for us by Flextronics, with the DCME products being manufactured by Flextronics through our relationship with ECI. The Flextronics manufacturing facility is located in Migdal-Haemek, Israel, which is located in northern Israel. While Flextronics has other locations across the world at which our manufacturing requirements may be fulfilled, any disruption to its Israeli manufacturing capabilities in Migdal-Haemek would likely cause a material delay in our manufacturing process. If we are forced or if we decide to switch the manufacture of our products to a different Flextronics facility, the time and expense of such switch along with the increased costs, if any, of operating in another location, would adversely affect our operations. In addition, while we expect that Flextronics will have the capacity to manufacture our products at facilities outside of Israel, there can be no assurance that such capacity will be available when we require it or upon terms favorable or acceptable to us. To the extent terrorism, or political, economic or social instability results in a disruption of Flextronics’ manufacturing facilities in Israel or ECI operations in Israel as they relate to our business, then our business, operating results and financial condition could be adversely affected.
     In addition, any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could adversely affect our operations and product development, cause our revenues to decrease and adversely affect the price of our shares. Furthermore, several countries, principally in the Middle East, still restrict doing business with Israel, Israeli companies or companies with operations in Israel. Should additional countries impose restrictions on doing business with Israel, our business, operating results and financial condition could be adversely affected.
Our operations may be disrupted by the obligations of our personnel to perform military service.
     Many of our employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.
The grants we have received from the Israeli government for certain research and development expenditures restrict our ability to manufacture products and transfer technologies outside of Israel and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received together with interest and penalties.
     Our research and development efforts have been financed, in part, through grants that we have received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the OCS. We, therefore, must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development,

1984 and related regulations, or the Research Law.
     Under the Research Law, the discretionary approval of an OCS committee is required for any transfer of technology or manufacturing of products developed with OCS funding. OCS approval is not required for the export of any products resulting from the research or development. There is no assurance that we would receive the required approvals for any proposed transfer. Such approvals, if granted, may be subject to the following additional restrictions:
•	we could be required to pay the OCS a portion of the consideration we receive upon any transfer of such technology or upon an acquisition of our Israeli subsidiary by an entity that is not Israeli. Among the factors that may be taken into account by the OCS in calculating the payment amount are the scope of the support received, the royalties that were paid by us, the amount of time that elapsed between the date on which the know-how was transferred and the date on which the grants were received, as well as the sale price; and

•	the transfer of manufacturing rights could be conditioned upon an increase in the royalty rate and payment of increased aggregate royalties and payment of interest on the grant amount.
     These restrictions may impair our ability to sell our company, technology assets or to outsource manufacturing outside of Israel. The restrictions will continue to apply even after we have repaid the full amount of royalties payable for the grants.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
     In January 2007, we completed the second closing of our Series D convertible preferred stock financing whereby we raised $3.4 million in cash proceeds from the issuance of an additional 527,355 shares of our Series D convertible preferred stock at a purchase price of $6.54 per share. We claimed exemption from registration under the Securities Act for the sales and issuances of securities in this transaction by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. We claim these exemptions on the basis that the purchasers represented their intention to acquire the securities for investment only and not with view to or the distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in this transaction. All recipients had adequate access, through their relationships with us, to information about us made without general solicitation or advertising and each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment.
     During the quarter ended March 31, 2007, we granted stock options to purchase an aggregate of 86,500 shares of common stock to our employees under our the 2001 Equity Incentive Plan at an exercise prices of $11.50 per share. The options granted vest over four years. During this period, we also issued an aggregate of 185,546 shares of common stock to employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $151,000. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.
     Upon the closing of the initial public offering (or IPO) of our common stock in April 2007, all shares of our Series C and Series D convertible preferred stock outstanding automatically converted into 19,525,827 shares of common stock.
(b) Use of Proceeds from Public Offering of Common Stock

     In April 2007, we completed an IPO of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. We raised a total of $54.0 million in gross proceeds from the IPO, or approximately $47.2 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other estimated offering costs of approximately $3.0 million. None of our net proceeds from the IPO have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates. ECI Telecom Ltd. sold 2,250,000 shares of our common stock at an issue price of $8.00 per share, raising a total of $18.0 million in gross proceeds from the IPO. Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC were managing underwriters.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On March 22, 2007, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment and restatement of our Certificate of Incorporation to effectuate a 2-for-1 reverse split of our common stock, Series C convertible preferred stock, and Series D convertible preferred stock to become (and later became) effective prior to the closing of our IPO, (2) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our IPO, and (3) the adoption of our 2006 Equity Incentive Plan. All such actions were effected pursuant to an action by written consent of our stockholders, pursuant to Section 228 of the Delaware General Corporation Law, of the requisite number of shares necessary to approve such actions. Each of the matters set forth in (1), (2) and (3) above received an aggregate amount of 29,771,935 votes for (assuming the conversion of all of the outstanding shares of Series C and Series D convertible preferred stock as of the voting date) and no votes against, withheld or abstained.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following in an index of the exhibits included in this report:

Exhibit	Description of document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Veraz Networks, Inc. Registration Statement on Form S-1 (No. 333-138121) and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veraz Networks, Inc.
Date: May 15, 2007	By:	/s/ Al Wood
Al Wood
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Veraz Networks, Inc. Registration Statement on Form S-1 (No. 333-138121) and incorporated herein by reference.