Form 10-Q
period 2007-06-30
Veraz Networks, Inc.
filed 2007-08-14
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2007, 40,666,410 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,756	$23,189
Restricted cash	601	500
Short-term investments	3,070	—
Accounts receivable (net of allowances of $167 and $183 as of June 30, 2007 and December 31, 2006, respectively)	36,556	24,451
Inventories	13,578	14,203
Prepaid expenses	1,282	2,578
Deferred tax assets	119	—
Other current assets	2,693	2,614
Due from related parties	708	1,452

Total current assets	120,363	68,987
Property and equipment, net	6,528	7,123
Other assets	95	151

Total assets	$126,986	$76,261

LIABILITIES, REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,472	$9,042
Accrued expenses	15,035	16,519
Income tax payable	112	258
Current portion of loan payable (net of unamortized discount of $337 and $433 as of June 30, 2007 and December 31, 2006, respectively)	3,150	1,277
Current portion of deferred revenue	26,323	27,074
Due to related parties	4,656	7,256

Total current liabilities	61,748	61,426
Loan payable, less current portion (net of unamortized discount of $41 and $170 as of June 30, 2007 and December 31, 2006, respectively)	1,498	3,147
Noncurrent portion of deferred revenue	—	454

Total liabilities	63,246	65,027

Commitments and contingencies (Note 9)
Redeemable and convertible preferred stock:
Redeemable preferred stock, Series A-1, $0.001 par value; none and 5,000,048 shares authorized; none and 5,000,048 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	15,871
Redeemable preferred stock, Series A-2, $0.001 par value; none and 1 share authorized; none and 1 share issued and outstanding at June 30, 2007 and December 31, 2006	—	1,349
Redeemable preferred stock, Series B-1, $0.001 par value; none and 9,000,000 shares authorized; none and 9,000,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	2,576
Convertible preferred stock, Series C, $0.001 par value; none and 36,000,000 shares authorized; none and 17,532,502 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	38,283
Convertible preferred stock, Series D, $0.001 par value; none and 5,000,000 shares authorized; none and 996,596 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	6,462

Total redeemable and convertible preferred stock	—	64,541

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 10,000,000 and none shares authorized; none shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,652,706 and 13,789,287 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	41	14
Additional paid-in capital	122,864	6,975
Deferred stock-based compensation	(511)	(690)
Accumulated deficit	(58,654)	(59,606)

Total stockholders’ equity (deficit)	63,740	(53,307)

Total liabilities, redeemable and convertible preferred stock, and stockholders’ equity (deficit)	$126,986	$76,261

See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
IP Products	$21,369	$11,434	$39,019	$20,368
DCME Products	4,496	9,369	9,630	19,551
Services	5,293	2,238	9,964	4,774

Total revenues	31,158	23,041	58,613	44,693

Cost of Revenues:
IP Products	7,637	5,507	14,833	8,901
DCME Products	1,166	3,615	3,287	7,525
Services	3,055	2,681	5,753	4,570

Total cost of revenues	11,858	11,803	23,873	20,996

Gross profit	19,300	11,238	34,740	23,697

Operating Expenses:
Research and development (net of grants from the Office of the Chief Scientist in Israel of $370 and $297 in the three months ended June 30, 2007 and 2006, respectively, and $736 and $595 in the six months ended June 30, 2007 and 2006, respectively	7,870	8,370	15,604	16,295
Sales and marketing	6,976	7,113	12,939	13,167
General and administrative	2,368	2,126	4,721	4,126

Total operating expenses	17,214	17,609	33,264	33,588

Income (loss) from operations	2,086	(6,371)	1,476	(9,891)
Other income, net	305	169	105	234

Income (loss) before income taxes	2,391	(6,202)	1,581	(9,657)
Income taxes	265	4	629	22

Net income (loss)	2,126	(6,206)	952	(9,679)
Deemed dividend on Series D convertible preferred stock	(5,980)	—	(5,980)	—

Net loss allocable to common stockholders	$(3,854)	$(6,206)	$(5,028)	$(9,679)

Net loss allocable to common stockholders per share — basic and diluted	$(0.10)	$(0.46)	$(0.19)	$(0.73)

Weighted average shares outstanding used in computing net loss allocable to common stockholders per share — basic and diluted:	39,727,080	13,373,261	26,898,861	13,258,913

Related Party Transactions
     The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
IP Products, related party sales	$84	$57	$109	$309
DCME Products, related party sales	134	64	279	3,120
Cost of Revenues:
IP Products, costs arising from related party purchases	8	159	16	2,138
DCME Products, costs arising from related party purchases	490	3,730	1,875	7,033
Operating Expenses:
Research and development	544	1,364	1,213	2,649
Sales and marketing	1,481	1,061	2,336	2,426
General and administrative	93	172	206	340
Other income (expense):
Other income	—	118	—	118
See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$952	$(9,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,889	1,445
Stock-based compensation	1,097	276
Provision for doubtful accounts	(16)	(69)
Amortization of debt issuance cost, net of accretion of loan payable	224	—
Deferred income taxes	(166)	—
Net changes in operating assets and liabilities:
Accounts receivable	(12,044)	(5,732)
Inventories	625	(5,647)
Prepaid expenses and other current assets	(1,675)	(1,612)
Due from related parties	744	1,498
Accounts payable	3,268	4,791
Accrued expenses	(1,484)	(61)
Income tax payable	(146)	29
Deferred revenue	(1,205)	10,020
Due to related parties	(2,600)	(2,445)

Net cash used in operating activities	(10,537)	(7,186)

Cash flows from investing activities:
Restricted cash	(101)	1,030
Short-term investments	(3,070)	477
Purchases of property and equipment, net	(912)	(2,393)
Other assets	58	(21)

Net cash used in investing activities	(4,025)	(907)

Cash flows from financing activities:
Proceeds from the exercise of stock options	338	161
Proceeds from sale of common stock in connection with the Company’s initial public offering	54,000	—
Payment of underwriting discounts and other offering costs	(4,610)	—
Proceeds from sale of Series D convertible preferred stock	3,449	—
Issuance cost for Series D convertible preferred stock	(34)	—
Redemption of redeemable preferred stock	(14)	—
Proceeds from borrowings	—	15,000

Net cash provided by financing activities	53,129	15,161

Net increase in cash and cash equivalents	38,567	7,068
Cash and cash equivalents at beginning of period	23,189	20,437

Cash and cash equivalents at end of period	$61,756	$27,505

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$205	$324

Income taxes	$440	$—

Noncash financing activities:
Deemed dividend on Series D convertible preferred stock	$5,980	$—

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
     In April 2007, the Company completed its Initial Public Offering (IPO) of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share. In addition, ECI Telecom Ltd. (ECI Telecom) sold 2,250,000 shares of its common stock in the Company in the offering after which ECI Telecom’s ownership in the Company decreased to approximately 27%. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.7 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.5 million. Upon the closing of the IPO, all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,525,827 shares of common stock, and all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000. The conversion of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in the three and six months ended June 30, 2007.
(2) Basis of Presentation
     The condensed consolidated financial statements include the accounts of Veraz Networks, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying interim condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s final Prospectus dated April 4, 2007 (Prospectus) related to its IPO.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Prospectus, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the three and six months ended June 30, 2007 and 2006. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
(3) Significant Accounting Policies
     The significant accounting policies of the Company are as follows:
   (a) Use of Estimates
     The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include account receivables valuation, deferred tax asset valuation, revenue recognition, contingencies, and stock options valuation. Actual results could differ materially from those estimates.
   (b) Concentrations
     Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.
     The Company enters from time to time into certain forward foreign exchange contracts and certain derivative arrangements where the counterparty is generally a bank. The Company does not consider the risk of non-performance by the counterparty to be significant.
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
     Pursuant to the DCME Agreement with ECI Telecom, a related party (see Note 4), the Company derives a significant portion of its revenues from sales of DCME products (16% and 44% of revenues during the six months ended June 30, 2007 and 2006, respectively) and related services (5% and 5% of revenues during the six months ended June 30, 2007 and 2006, respectively).
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
     The following customers contributed 10% or more of the Company’s revenues for the three and six months ended June 30, 2007 and 2006, respectively, or accounts receivable and due from related parties as of June 30, 2007 and December 31, 2006, respectively. The Company has not experienced credit issues with any of these customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Belgacom	*	19%	*	17%
Classica	*	*	*	11%
Technoserve	*	10%	*	*
Vimpelcom	11%	*	*	*

	June 30,	December 31,
	2007	2006
	(Unaudited)
Accounts Receivable and Due from Related Parties:
Classica	17%	16%

*	Represents less than 10%
   (c) Revenue Recognition
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
     As discussed in Notes 3(b) and 4, the Company is the exclusive distributor of DCME products under the DCME Agreement with ECI Telecom, a related party. The Company has determined that revenues from sales of DCME products should be reported on a gross basis after considering the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF Issue No. 99-19). Specifically, the Company is the primary obligor, maintains the general inventory risk, and determines the product specifications based on the customer’s order.
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
     Prior to the third quarter of 2006, the Company did not have vendor-specific objective evidence (VSOE) of fair value for professional services relating to IP products. Hence, for sales of static trunking solutions, revenue was deferred until installation and training services were completed. However, as the Company had VSOE for related PCS based on stated renewal rates, the Company recognized revenue using the residual method upon completion of the services. Under the residual method, upon completion of the services, PCS revenue equal to its VSOE was deferred and recognized ratably over the PCS term.
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

     For sales of Secure Communications solutions, delivery of the DCME hardware and Secure Communications Software is considered to have occurred when title and risk of loss has passed to the customer, which is typically at time of shipment. Installation services are generally not sold as part of a Secure Communications solution and are not considered essential to the functionality of the hardware or software. For sales of Secure Communication solutions that include installation but do not include PCS, the Company recognized revenue upon completion of those installation services prior to the third quarter of 2006 as these services did not have VSOE. Generally, sales of Secure Communication solutions do not include a stated renewal rate for PCS. Under those arrangements the entire arrangement fee is deferred and recognized ratably over the PCS term, which always exceeds the period over which the installation services are performed. In the event an arrangement has a stated renewal rate for PCS, then the Company uses that rate as VSOE for the PCS.
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
     Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent less than 1% of revenues in each of the three and six months ended June 30, 2007 and 2006, respectively. Shipping and handling costs are included in cost of revenues.
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
   (d) Stock-Based Compensation
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
     As a result of the reassessed fair value of options granted during the nine months ended September 30, 2005, the Company recorded deferred stock-based compensation related to these options of $1.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the three and six months ended June 30, 2007, the Company amortized $79,000 and $158,000, respectively, of deferred stock-based compensation. During the three and six months ended June 30, 2006, the Company amortized $82,000, and $164,000, respectively, of deferred stock-based compensation. During the three and six months ended June 30, 2007, the Company reversed $10,000 and $21,000, respectively, of deferred stock-based compensation due to employee terminations. As of June 30, 2007, the total unamortized deferred stock-based compensation amounted to $511,000 and is expected to be amortized as follows: $158,000 during the remaining six months of 2007, $315,000 in 2008, and $38,000 in 2009.
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
     Under SFAS No. 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined in accordance with the “simplified method” as described in SAB No. 107 “Disclosure About Fair Value of Financial Instruments”. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     The following weighted average assumptions were used to value options granted during the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected term in years	6.25	6.25	6.25	6.25
Risk-free interest rate	4.69%	5.00%	4.72%	5.00%
Volatility	73%	79%	73%	79%
Dividend yield	—	—	—	—
Estimated fair value per share of underlying common stock	$7.00	$6.18	$8.55	$6.18

     The estimated fair value per share of underlying common stock, prior to the initial public offering of the common stock, represented the Company’s best estimate at the time, based on input from the Company’s investment bankers and independent valuations.
     The weighted average fair value per share of options granted to employees for the three months ended June 30, 2007 and 2006, was approximately $4.82 and $5.39, respectively. The weighted average fair value per share of options granted to employees for the six months ended June 30, 2007 and 2006, was approximately $5.92 and $5.39, respectively.
     In accordance with SFAS No. 123R, unamortized compensation expense on stock-based awards after January 1, 2006 is not included in deferred stock-based compensation. As of June 30, 2007, the balance of $6.2 million of total unrecognized compensation costs, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted-average period of approximately 3.4 years. Amortization in the three months ended June 30, 2007 and 2006 was $475,000 and $112,000, respectively. Amortization in the six months ended June 30, 2007 and 2006 was $877,000 and $112,000, respectively. In the three months ended June 30, 2007, the Company also recognized $62,000 in compensation expense relating to the issuance of 10,000 shares of restricted stock that vested immediately.
     (e) Net Loss Allocable to Common Stockholders per Share
     Net loss allocable to common stockholders per share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has outstanding stock options, warrants, and convertible preferred stock, which have not been included in the calculation of diluted net loss allocable to common stockholders per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss allocable to common stockholders per share for each period are the same.
     The following table sets forth potential common stock that was not included in the diluted net loss allocable to common stockholders per share calculations because to do so would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Stock options, based on treasury stock method	5,869,924	6,762,961	5,859,710	6,762,961
Stock options granted outside of plans, based on treasury stock method	56,549	65,286	56,549	65,286
Warrants	—	16,225	—	16,225
Series C convertible preferred stock	—	17,482,502	—	17,482,502
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
     The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive. The convertible preferred stock is not included in the calculation of basic or diluted EPS as it is anti-dilutive for the three and six months ended June 30, 2007 and 2006, respectively.
     (f) Investments
     All debt and marketable equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Unrealized losses considered to be other than temporary are recognized in earnings currently. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value. Gains or losses on securities sold are based on the specific identification method.
     (g) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements. There was no significant difference between the Company’s net income (loss) and its total comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006, respectively.
     (h) Recent Accounting Pronouncements
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
(4) Related Party Transactions
     As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at December 31, 2006 ECI Telecom Ltd. (ECI Telecom) held approximately 39% of the Company’s voting shares. ECI Telecom sold shares of its common stock in the Company in the IPO after which ECI Telecom’s ownership in the Company decreased to approximately 27% (23% assuming full dilution). Prior to the Company’s IPO, ECI Telecom had appointed two of the Company’s existing six directors. As of June 30, 2007, both of those directors continued to serve as members of the Company’s board of directors.
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
     The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The purchase price remained unchanged in 2007 and 2006. In the three and six months ended June 30, 2007 the Company recorded a favorable adjustment to royalty costs on its DCME product revenues in the amount of $0.5 million. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the condensed consolidated statements of operations.
     The DCME Agreement also provided for the Company to function as ECI Telecom’s collection agent for certain specified DCME related receivables that were outstanding as of September 30, 2002. The Company received a collection fee of 10% or 20% of the receivable collected. Collection fees earned in the three and six months ended June 30, 2006 are included in other income in the condensed consolidated statements of operations. There were no collection fees earned in the three and six months ended June 30, 2007.

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
     On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. During the three months ended June 30, 2007 and 2006, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $457,000 and $1,114,000, respectively. During the six months ended June 30, 2007 and 2006, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $1,005,000 and $2,127,000, respectively. As of June 30, 2007 and December 31, 2006, the Company had related party payables to Persistent in the amount of approximately $523,000 and $417,000 respectively.
(5) Short-Term Investments
     Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. The following is a summary of available-for-sale securities as of June 30, 2007 (in thousands):

	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)
	(Unaudited)	(Unaudited)	(Unaudited)
Bonds, notes and other securities United States government and agencies	$1,495	$1,495	$—
Commercial paper	1,227	1,227	—
Corporate bonds	348	348	—

	$3,070	$3,070	$—

(6) Inventories
     The following tables provide details of inventories as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
	(Unaudited)
Finished products	$2,891	$1,413
Work in process at customers locations	7,391	8,056
Raw material and components	3,296	4,734

	$13,578	$14,203

     Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.
     When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 3(c)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment in accordance with American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4: Inventory Pricing, and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item. These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.
(7) Factoring
     During the three months ended June 30, 2007 and 2006, the Company sold trade receivables to Israeli financial institutions in a total amount of $3,549,000 and $7,716,000, respectively. During the six months ended June 30, 2007 and 2006, the Company sold trade receivables to Israeli financial institutions in a total amount of $7,156,000 and $9,655,000, respectively. Control and risk of those trade receivables were fully transferred in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
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
     On December 7, 2006 the Company secured a loan with a financial institution in the face amount of $5.0 million. The loan bears stated interest of 9.78% and is granted for a period of two years with the principal due in seventeen monthly installments commencing on July 1, 2007. During the period December 2006 through June 2007 the Company made monthly interest payments on the loan. The loan is secured by certain assets, principally equipment, of the Company. The loan agreement required the Company to pay the financial institution a loan commitment fee of $340,000 and prepay interest of $75,000 for the period from the funding date through January 31, 2007. In addition, in connection with this transaction the Company sold a warrant to purchase 50,000 shares of Series C convertible preferred stock to the financial institution for $223,000. At the date of issuance the fair value of the warrant was estimated to be $439,000. The warrant was exercised in December 2006. The Company computed interest on the loan using the interest method. Based on the allocation of the net proceeds, between the loan and the warrant, the loan has an effective interest rate of approximately 19%. The loan does not contain financial covenants.
     Future principal payments under the loan arrangement as of June 30, 2007, are as follows (in thousands, unaudited):

Principal
Six months ended December 31, 2007	$1,713
Year ended December 31, 2008	3,287

Total payments	$5,000

     The Company accounts for the imputed discount on the loan using the interest method in accordance with APB Opinion No. 21 Interest on Receivables and Payables with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan. As of June 30, 2007, the fair value of the loan amounted to $5,026,000 and the unamortized discount to $378,000.

(9) Commitments and Contingencies
     (a) Leases
     The Company leases its facilities and certain vehicles under non-cancelable operating leases expiring on various dates through 2011. Minimum commitments under non-cancelable operating lease agreements as of June 30, 2007, were as follows (in thousands, unaudited):

Six months ended December 31, 2007	$1,143
Year ended December 31, 2008	1,743
Year ended December 31, 2009	1,097
Year ended December 31, 2010	841
Year ended December 31, 2011	567

Total	$5,391

     (b) Office of the Chief Scientist Grants
     Veraz Ltd’s research and development efforts, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). In return for the OCS’s participation, Veraz Ltd. is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as they become due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended June 30, 2007 and 2006, amounted to $0.5 million and $0.3 million, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for the six months ended June 30, 2007 and 2006, amounted to $0.9 million and $0.5 million, respectively. As of June 30, 2007 and December 31, and 2006, the royalty payable amounted to $1.4 million and $1.0 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.4 million as of June 30, 2007.
     (c) Guarantees
     From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At June 30, 2007 and December 31, 2006 the maximum potential amount of future payments Veraz Networks, Ltd. could be required to make under the guarantees, amounted to $727,000, and $732,000, respectively. The guarantee term generally varies from six months to two years. The guarantees are usually provided for approximately 10% of the contract value.
     At June 30, 2007 and December 31, 2006 the Company had $191,000 and $192,000, respectively, invested in a bank guarantee as a security for the Company’s office lease in Israel.
     (d) Purchase Commitments
     The Company purchases raw material and components for its I-Gate line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of June 30, 2007 and December 31, 2006 the Company had open purchase commitments totaling $1.8 million and $3.3 million, respectively.
(10) Income Taxes
     The Company recorded a provision of income taxes of $629,000 and $22,000 for the six months ended June 30, 2007 and 2006, respectively. The tax provision was attributable to the Company’s profitable foreign operations, primarily Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the first quarter of 2007, the Company eliminated its valuation allowance attributable to its subsidiary in Israel, which resulted in a reduction of income tax expense of $189,000. In the second quarter of 2007, a recent Israeli court decision and related interpretations changed the application of net loss carry forwards, which resulted in a reduction of income tax expense of $250,000 as the Company believes that it is more likely than not that this treatment will be accepted by the Israeli tax authorities.
     The Company’s tax provision for interim periods is calculated using the discrete period method. The consolidated effective tax rate in the six months ended June 30, 2007 is higher than the 35% statutory rate. However, the earnings that relate to subsidiaries outside of the U.S. are in jurisdictions where the Company’s effective tax rate is lower than in the U.S.
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. As of June 30, 2007, the Company had no unrecognized tax benefits. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
     The Company classifies interest and penalties related to tax contingencies as other expenses. As of June 30, 2007 the Company had not accrued for any interest or penalties related to tax contingencies.
     The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years from its inception in 2001 through 2006. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: India for 2005 through 2006, Israel for 2003 through 2005, Singapore for 2005, and the United Kingdom for 2005 through 2006.
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
     In December 2006, the Company raised $6,518,000 in cash proceeds from the issuance of 996,596 shares of Series D convertible preferred stock at $6.54 per share to existing shareholders. In January 2007, the Company completed the second closing of its Series D convertible preferred stock financing whereby it raised $3,449,000 in cash proceeds from the issuance of an additional 527,355 shares of Series D convertible preferred stock at $6.54 per share to existing shareholders. In connection with the Company’s IPO, the Company recorded a charge to net loss allocable to common stockholders of approximately $6.0 million related to the deemed dividend to the holders of Series D convertible preferred stock upon conversion simultaneously with the closing of the Company’s IPO.

     Immediately prior to the IPO, the Company had 55,000,049 shares of preferred stock authorized for issuance with the following shares and preferences for each designated series of preferred stock (in thousands, except share and per share amounts, unaudited):

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

     The Company’s redeemable and convertible preferred stock were reported at their respective issuance date fair values in the accompanying condensed consolidated balance sheet as of December 31, 2006, in accordance with EITF Topic No. D-98 Classification and Measurement of Redeemable Securities.
(13) Stockholders’ Equity
     In April 2007, the Company completed its IPO of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share for a total of $54.0 million in gross proceeds. After deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.5 million the net proceeds from the IPO amounted to $46.7 million.
     (a) Warrants
     In December 2002, the Company issued a warrant to purchase 16,225 shares of Series C convertible preferred stock at an exercise price of $1.716 per share to a financing institution. This warrant was net exercised immediately prior to the closing of the Company’s IPO into 12,744 shares of Series C convertible preferred stock, which automatically converted into 12,744 shares of common stock.
     (b) Employee Benefit Plans
     The 2006 Equity Incentive Plan (the 2006 Plan) is a shareholder approved plan, which became effective in connection with the Company’s IPO. The 2006 Plan is intended as the successor to and continuation of the 2001 Equity Incentive Plan (the 2001 Plan). The 2006 Plan provides for broad based grants to employees, directors and consultants. The 2006 Plan provides for the grant of the following stock awards: incentive stock options (ISO), nonstatutory stock options (NSO), restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards. Following the effective date of Company’s IPO, no additional stock awards were granted under the 2001 Plan and the shares that remained available for issuance pursuant to the exercise of options or settlement of stock awards under the 2001 Plan became available for issuance pursuant to stock awards granted under the 2006 Plan. Any shares subject to outstanding stock awards granted under the 2001 Plan that expire or terminate for any reason prior to exercise or settlement become available for issuance pursuant to stock awards granted under the 2006 Plan. All outstanding stock awards granted under the 2001 Plan are deemed to be stock awards granted pursuant to the 2006 Plan, but remain subject to the terms of the 2001 Plan with respect to which they were originally granted. All stock awards granted subsequent to the Company’s IPO are subject to the terms on the 2006 Plan.
     Options granted to employees in Israel are done so pursuant to the Capital Gains Option for taxation of stock options granted to employees, in accordance with Section 102 (b)(2) of the Israel Income Tax Ordinance, so that stock options (or shares resulting from the exercise thereof) shall be taxed at a rate of 25% and the Company shall not be allowed a deduction for any expense resulting from such grants. Further, grantees are not entitled to sell shares received upon exercise prior to the lapse of two years from the end of the tax year in which the options were granted.
     The Company has reserved 10,438,138 shares of common stock for issuance under the 2001 and 2006 Plans. Options may be granted for periods of up to ten years and at prices equal to the estimated fair value of the shares on the date of grant, as determined by the board of directors, provided, however, that the exercise price of an ISO or NSO granted under the Plans shall not be less than 100% or 85% of the estimated fair value of the shares on the date of grant, respectively. Options granted generally become exercisable over a period of four years, based on continued employment, with 25% of the shares underlying such options vesting one year after the vesting commencement date and with the remaining 75% of the shares underlying such options vesting in equal monthly installments during the following three years. Options generally terminate three months following the end of a grantee’s continuous service to the Company.

     (c) Restricted Stock and Restricted Stock Units
     During the three months ended June 30, 2007 the Company issued 10,000 shares of restricted stock, which vested immediately. The Company also granted 15,000 restricted stock units (RSUs). These RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the RSUs expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period.
     As of June 30, 2007 the Company had 15,000 RSUs outstanding with a total grant-date fair value of approximately $92,000.
     (d) Stock Award Activity
     A summary of the Company’s stock award activity and related information for the six months ended June 30, 2007 is set forth in the following table (aggregate intrinsic value in thousands):

				Weighted
	Number of			Average
	Shares	Number of	Weighted	Contractual	Aggregate
	Available	Options	Average	Life	Intrinsic
	for Grant	Outstanding	Exercise Price	(in Years)	Value
Balance at December 31, 2006	298,597	7,823,874	$1.12
Authorized (unaudited)	250,652
Restricted stock and Restricted stock units granted (unaudited)	(25,000)
Options granted (unaudited)	(250,750)	250,750	$8.55
Options exercised (unaudited)	—	(564,848)	$0.60
Options cancelled and forfeited (unaudited)	161,422	(161,422)	$2.78

Balance at June 30, 2007 (unaudited)	434,921	7,348,354	$1.38	6.97	$38,295
Options vested and expected to vest at June 30, 2007 (unaudited)		7,219,877	$1.35	6.95	$37,808
Options exercisable at June 30, 2007 (unaudited)		4,772,622	$0.71	6.39	$27,755
(14) Segment and Geographic Information
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

     Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Europe, Middle East and Africa	$15,557	$18,758	$30,553	$35,583
North America	9,064	2,416	13,818	6,069
Asia Pacific and India	4,070	936	8,559	1,711
Caribbean and Latin America	2,467	931	5,683	1,330

	$31,158	$23,041	$58,613	$44,693

Foreign countries which contributed more than 10% of revenues:	Russia	Russia Belgium	Russia	Russia Belgium

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales originating from:
United States	$16,162	$3,374	$30,203	$9,325
Israel	13,042	19,582	24,459	35,283
Other foreign countries	1,954	85	3,951	85

	$31,158	$23,041	$58,613	$44,693

	June 30,	December 31,
	2007	2006
	(Unaudited)
Long-lived assets, net:
United States	$3,086	$3,256
Israel	2,959	3,311
Other foreign countries	483	556

	$6,528	$7,123

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
     Our business initially focused on the sale of DCME products and services. While the sale of DCME products continues to be a substantial part of our business, we expect DCME revenue to continue to decline over time. Our DCME product revenues were $4.5 million and $9.4 million in the three months ended June 30, 2007 and 2006, respectively, and $9.6 million and $19.6 million in the six months ended June 30, 2007 and 2006, respectively. We have increasingly focused our efforts on our IP products and we have experienced rapid growth in our IP product revenues. Our IP product revenues were $21.4 million and $11.4 million in the three months ended June 30, 2007 and 2006, respectively, and $39.0 million and $20.4 million in the six months ended June 30, 2007 and 2006, respectively.
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
     In April 2007, we completed our Initial Public Offering (or IPO) of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. In addition, ECI Telecom Ltd. sold 2,250,000 shares of its common stock in Veraz Networks Inc. in the offering after which ECI Telecom Ltd’s ownership decreased to approximately 27%. We raised a total of $54.0 million in gross proceeds from the IPO, or $46.7 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.5 million.

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
     We are the exclusive distributor of DCME products under the DCME Agreement with ECI, a related party. Management has determined that revenues from sales of DCME products should be reported on a gross basis after considering the indicators included in Emerging Issues Task Force, or EITF, Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Specifically, we are the primary obligor, maintain the general inventory risk, and determine the product specifications based on the customer’s order.
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
     As a result of the reassessed fair value of options granted during the nine months ended September 30, 2005, we recorded deferred stock-based compensation related to these options of $1.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the three and six months ended June 30, 2007, we amortized $79,000 and $158,000, respectively, of deferred stock-based compensation. During the three and six months ended June 30, 2006, we amortized $82,000, and $164,000, respectively, of deferred stock-based compensation During the three and six months ended June 30, 2007, we reversed $10,000 and $21,000, respectively, of deferred stock-based compensation due to employee terminations. As of June 30, 2007, the total unamortized deferred stock-based compensation amounted to $511,000 and is expected to be amortized as follows: $158,000 during the remaining six months of 2007, $315,000 in 2008, and $38,000 in 2009.

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
     Under SFAS No. 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. We determined the expected term in accordance with the “simplified method ” as described in SAB No. 107 “Disclosure About Fair Value of Financial Instruments”. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.
     The following weighted average assumptions were used to value options granted during the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected term in years	6.25	6.25	6.25	6.25
Risk-free interest rate	4.69%	5.00%	4.72%	5.00%
Volatility	73%	79%	73%	79%
Dividend yield	—	—	—	—
Estimated fair value per share of underlying common stock	$7.00	$6.18	$8.55	$6.18
     The estimated fair value per share of underlying common stock, prior to the initial public offering of the common stock, represented our best estimate at the time, based on input from our investment bankers and independent valuations.
     The weighted average fair value per share of options granted to employees for the three months ended June 30, 2007 and 2006, was approximately $4.82 and $5.39, respectively. The weighted average fair value per share of options granted to employees for the six months ended June 30, 2007 and 2006, was approximately $5.92 and $5.39, respectively.
     In accordance with SFAS No. 123R, unamortized compensation expense on stock-based awards after January 1, 2006 is not included in deferred stock-based compensation. As of June 30, 2007, the balance of $6.2 million of total unrecognized compensation costs, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted-average period of approximately 3.4 years. Amortization in the three months ended June 30, 2007 and 2006 was $475,000 and $112,000, respectively. Amortization in the six months ended June 30, 2007 and 2006 was $877,000 and $112,000, respectively. In the three months ended June 30, 2007, the Company also recognized $62,000 in compensation expense relating to the issuance of 10,000 shares of restricted stock that vested immediately
     We account for stock options granted to non-employees on a fair-value basis in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As a result, the amount of stock-based compensation expense recorded for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock. Stock compensation expense associated with non-employees has been immaterial to date.
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
Results of Operations
Comparison of Three Months Ended June 30, 2007 and 2006
Revenues

	Three Months Ended June 30,
	2007		2006		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenues:
IP Products	$21,369	69%	$11,434	50%	$9,935	87%
DCME Products	4,496	14	9,369	40	(4,873)	(52)
Services	5,293	17	2,238	10	3,055	137

Total revenues	$31,158	100%	$23,041	100%	$8,117	35%

Revenue by Geography:
Europe, Middle East and Africa	$15,557	50%	$18,758	82%	$(3,201)	(17)%
North America	9,064	29	2,416	10	6,648	275
Asia Pacific and India	4,070	13	936	4	3,134	335
Caribbean and Latin America	2,467	8	931	4	1,536	165

Total revenues	$31,158	100%	$23,041	100%	$8,117	35%
     The increase in revenues resulted from an increase in IP product revenues of $9.9 million and an increase in services revenues of $3.1 million, offset by a $4.9 million decline in DCME product revenues.
     The increase in IP product revenues was attributable to an increase in the number of service providers deploying our products as well as expansion sales to existing service providers. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods.
     The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue as customers migrate from traditional voice networks including DCME products to IP products.
     The increase in services revenues resulted from an increase in both IP and DCME services revenues, for both professional services and support and maintenance. IP services revenues increased to $3.7 million in the three months ended June 30, 2007 from $1.4 million in the three months ended June 30, 2006. DCME services revenues increased to $1.6 million from $0.8 million in the three months ended June 30, 2007 and 2006, respectively. The increase was a result of instances where customers renewed support service contracts that had lapsed and for which revenues were not recognized in the three months ended June 30, 2006. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks. The increase in our IP services revenues correlates to the increase in our IP product revenues.
     The increase in revenues was derived from an increase in sales to the North America, Asia Pacific and India, and Caribbean and Latin America regions by $11.3 million offset by a decrease in revenues derived from the Europe, Middle East and Africa region by $3.2 million. During the three months ended June 30, 2007 revenues were 29% from North America and 71% international as compared to 10% from North America and 90% international during the three months ended June 30, 2006. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.
Cost of revenues and Gross Profit

	Three Months Ended June 30,
	2007		2006		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenues:
IP Products	$7,637	36%	$5,507	48%	$2,130	39%
DCME Products	1,166	26	3,615	39	(2,449)	(68)
Services	3,055	58	2,681	120	374	14

Total cost of revenues	$11,858	38%	$11,803	51%	$55	1%

Gross Profit:
IP Products	$13,732	64%	$5,927	52%	$7,805	132%
DCME Products	3,330	74	5,754	61	(2,424)	(42)
Services	2,238	42	(443)	(20)	2,681	605

Total gross profit	$19,300	62%	$11,238	49%	$8,062	72%
     The increase in sales of IP products resulted in an increase in related cost of revenues, which was offset by lower cost of revenues related to the decrease in DCME product revenues.
     Cost of IP product revenues increased by 39%, which resulting from an 87% increase in IP product revenues.
     Cost of DCME product revenues decreased by 68%, which corresponds to a 52% decrease in DCME product revenues. In the three months ended June 30, 2007 we recorded a non-recurring favorable adjustment to royalty costs on our DCME product revenues in the amount of $0.5 million.
     The increase in cost of services revenues is due to an increase in labor and related expenses of $0.1 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, and to render support and maintenance and other professional services. In addition, overhead expenses for items such as facilities, equipment and depreciation, increased by $0.2 million, and cost of consultants and other third party services increased by $0.1 million.
     Gross profit increased by $8.1 million. This increase was due to higher IP product revenues and higher IP product margin.. IP product gross profit increased to $13.7 million for the three months ended June 30, 2007 from $5.9 million in the three months ended June 30, 2006, an increase of $7.8 million or 132%, which was caused by an 87% increase in IP product revenues as well as improved IP product margin. DCME product gross profit decreased to $3.3 million for the three months ended June 30, 2007, which included a non-recurring favorable adjustment to royalty costs in the amount of $0.5 million, from $5.8 million in the three months ended June 30, 2006, a decrease of $2.4 million or 42%, which corresponds to a 52% decrease in DCME product revenues. Services gross profit increased to $2.2 million for the three months ended June 30, 2007 from a loss of $0.4 million in the three months ended June 30, 2006, an increase of $2.7 million.

     Gross margin, which is gross profit as a percentage of revenue, increased to 62% for the three months ended June 30, 2007 from 49% for the three months ended June 30, 2006. The margin improvement in IP product margin resulted from a higher mix of revenues from expansion sales as well as the benefit of cost reductions resulting from engineering improvements and renegotiations of terms with suppliers, both of which reduced our cost of revenues. Additionally, we had overall margin benefits due to recognizing revenue on product sales for which we had already expensed the costs, and an adjustment to royalty costs on our DCME product revenues. The gross margin on our DCME products during the three months ended June 30, 2007 without the non-recurring favorable adjustment to royalty costs in the amount of $0.5 million would have been 62%. Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. We expect that DCME product gross margins will remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs. Services gross margin increased due to an increase in customer implementation activity and recognition of revenue of past implementation activity for which revenue recognition had been deferred and for which service costs had already been recognized in the periods they occurred.
     Operating Expenses

	Three Months Ended June 30,
	2007		2006		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Research and development, net	$7,870	25%	$8,370	36%	$(500)	(6)%
Sales and marketing	6,976	22	7,113	31	(137)	(2)
General and administrative	2,368	8	2,126	9	242	11

Total operating expenses	$17,214	55%	$17,609	76%	$(395)	(2)%
     Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $7.9 million for the three months ended June 30, 2007 from $8.4 million in the three months ended June 30, 2006. Grants received from the OCS were $0.4 million in the three months ended June 30, 2007 and $0.3 million in the three months ended June 30, 2006. The decrease in research and development expenses was primarily due to less expenses relating to travel and bonuses.
     Research and development expenses, net were 25% of total revenues in the three months ended June 30, 2007 and 36% of total revenues in the three months ended June 30, 2006. We expect research and development expenses to increase on an absolute basis, but decrease as a percentage of total revenues.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses remained essentially unchanged at $7.0 million and $7.1 million in the three months ended June 30, 2007 and 2006, respectively.
     Sales and marketing expense were 22% of total revenues in the three months ended June 30, 2007 and 31% of total revenues in the three months ended June 30, 2006. We expect sales and marketing expenses to increase on an absolute basis as we add additional marketing staff and sales representatives, but decrease as a percentage of total revenues.
     General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $2.4 million for the three months ended June 30, 2007 from $2.1 million in the three months ended June 30, 2006.
     General and administrative expenses were 8% of total revenues in the three months ended June 30, 2007 and 9% of total revenues in the three months ended June 30, 2006. We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, including the additional costs and expenses associated with being a public company, but decrease as a percentage of total revenues.
     Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and foreign currency exchange gains offset by interest expense and bank charges. Other income, net was $0.3 million in the three months ended June 30, 2007 and $0.2 million in the three months ended June 30, 2006.
     Income taxes. Income taxes were $265,000 in the three months ended June 30, 2007 and $4,000 in the three months ended June 30, 2006. The income tax provision was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the three months ended June 30, 2007, a recent Israeli court decision and related interpretations changed the application of net loss carry forwards, which resulted in a reduction of income tax expense of $250,000.
     Net income (loss). Net income was $2.1 million for the three months ended June 30, 2007 as compared to a net loss of $6.2 million in the three months ended June 30, 2006. The net income in the three months ended June 30, 2007 was mainly attributable to the increase in gross profit of $8.1 million as compared to the three months ended June 30, 2006 and the operating expenses remaining essentially unchanged.
     Deemed dividend on Series D convertible preferred stock. Upon the closing of the initial public offering of our common stock, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The beneficial conversion feature of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in the quarter ended June 30, 2007.
Comparison of Six Months Ended June 30, 2007 and 2006
     Revenues

	Six Months Ended June 30,
	2007		2006		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Revenues:
IP Products	$39,019	67%	$20,368	45%	$18,651	92%
DCME Products	9,630	16	19,551	44	(9,921)	(51)
Services	9,964	17	4,774	11	5,190	109

Total revenues	$58,613	100%	$44,693	100%	$13,920	31%

Revenue by Geography:
Europe, Middle East and Africa	$30,553	52%	$35,583	79%	$(5,030)	(14)%
North America	13,818	24	6,069	14	7,749	128
Asia Pacific and India	8,559	14	1,711	4	6,848	400
Caribbean and Latin America	5,683	10	1,330	3	4,353	327

Total revenues	$58,613	100%	$44,693	100%	$13,920	31%
     The increase in revenues resulted from an increase in IP product revenues of $18.7 million and an increase in services revenues of $5.2 million, offset by a $9.9 million decline in DCME product revenues.
     The increase in IP product revenues was attributable to an increase in the number of service providers deploying our products as well as expansion sales to existing service providers. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods.

     The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue as customers migrate from traditional voice networks including DCME products to IP products.
     The increase in services revenues resulted from an increase in both IP and DCME services revenues, for both professional services and support and maintenance. IP services revenues increased to $6.9 million in the six months ended June 30, 2007 from $2.7 million in the six months ended June 30, 2006. DCME services revenues increased to $3.1 million from $2.0 million in the six months ended June 30, 2007 and 2006, respectively. The increase was a result of instances where customers renewed support service contracts that had lapsed and for which revenues were not recognized in the six months ended June 30, 2006. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks. The increase in our IP services revenues correlates to the increase in our IP product revenues.
     The increase in revenues was derived from an increase in sales to the North America, Asia Pacific and India, and Caribbean and Latin America regions by $18.9 million offset by a decrease in revenues derived from the Europe, Middle East and Africa region by $5.0 million. During the six months ended June 30, 2007 revenues were 24% from North America and 76% international as compared to 14% from North America and 86% international during the six months ended June 30, 2006.
     Cost of revenues and Gross Profit

	Six Months Ended June 30,
	2007		2006		Period-to-Period Change
		Percentage		Percentage
		of Related		of Related
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenues:
IP Products	$14,833	38%	$8,901	44%	$5,932	67%
DCME Products	3,287	34	7,525	38	(4,238)	(56)
Services	5,753	58	4,570	96	1,183	26

Total cost of revenues	$23,873	41%	$20,996	47%	$2,877	14%

Gross Profit:
IP Products	$24,186	62%	$11,467	56%	$12,719	111%
DCME Products	6,343	66	12,026	62	(5,683)	(47)
Services	4,211	42	204	4	4,007	1,964

Total gross profit	$34,740	59%	$23,697	53%	$11,043	47%
     The increase in sales of IP products resulted in an increase in related cost of revenues, which was offset by lower cost of revenues related to the decrease in DCME product revenues.
     Cost of IP product revenues increased by 67%, resulting from a 92% increase in IP product revenues.
     Cost of DCME product revenues decreased by 56%, which corresponds to a 51% decrease in DCME product revenues. In the six months ended June 30, 2007 we recorded a non-recurring favorable adjustment to royalty costs on our DCME product revenues in the amount of $0.5 million.
     The increase in cost of services revenues is due to an increase in labor and related expenses of $0.4 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, and to render support and maintenance and other professional services. In addition, overhead expenses for items such as facilities, equipment and depreciation, increased by $0.5 million, and cost of consultants and other third party services increased by $0.3 million.
     Gross profit increased by $11.0 million. This increase was due to higher IP product revenues and higher IP product margin. IP product gross profit increased to $24.2 million for the six months ended June 30, 2007 from $11.5 million in the six months ended June 30, 2006, an increase of $12.7 million or 111%, which corresponds to the 92% increase in IP product revenues. DCME product gross profit decreased to $6.3 million for the six months ended June 30, 2007, which included a non-recurring favorable adjustment to royalty costs in the amount of $0.5 million, from $12.0 million in the six months ended June 30, 2006, a decrease of $5.7 million or 47%, which corresponds to a 51% decrease in DCME product revenues. Services gross profit increased to $4.2 million for the six months ended June 30, 2007 from $0.2 million in the six months ended June 30, 2006, an increase of $4.0 million.
     Gross margin, which is gross profit as a percentage of revenue, increased to 59% for the six months ended June 30, 2007 from 53% for the six months ended June 30, 2006. The margin improvement in IP product margin resulted from a higher mix of revenues from expansion sales as well as the benefit of cost reductions resulting from engineering improvements and renegotiations of terms with suppliers, both of which reduced our cost of revenues. Additionally, we had overall margin benefits due to recognizing revenue on product sales for which we had already expensed the costs, and an adjustment to royalty costs on our DCME product revenues. The gross margin on our DCME products during the six months ended June 30, 2007 without the non-recurring favorable adjustment to royalty costs in the amount of $0.5 million would have been 60%. Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. We expect that DCME product gross margins will remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs. Services gross margin increased due to an increase in customer implementation activity and recognition of revenue of past implementation activity for which revenue recognition had been deferred and for which service costs had already been recognized in the periods they occurred.
     Operating Expenses

	Six Months Ended June 30,
	2007		2006		Period-to-Period Change
		Percentage		Percentage
		of Total		of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Research and development, net	$15,604	27%	$16,295	36%	$(691)	(4)%
Sales and marketing	12,939	22	13,167	30	(228)	(2)
General and administrative	4,721	8	4,126	9	595	14

Total operating expenses	$33,264	57%	$33,588	75%	$(324)	(1)%
     Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $15.6 million for the six months ended June 30, 2007 from $16.3 million in the six months ended June 30, 2006. Grants received from the OCS were $0.7 million in the six months ended June 30, 2007 and $0.6 million in the six months ended June 30, 2006. The decrease in research and development expenses was primarily due to less expenses relating to travel and bonuses.
     Research and development expenses, net were 27% of total revenues in the six months ended June 30, 2007 and 36% of total revenues in the six months ended June 30, 2006. We expect research and development expenses to increase on an absolute basis, but decrease as a percentage of total revenues.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses decreased to $12.9 million for the six months ended June 30, 2007 from $13.2 million in the six months ended June 30, 2006.
     Sales and marketing expense were 22% of total revenues in the six months ended June 30, 2007 and 30% of total revenues in the six months ended June 30, 2006. We expect sales and marketing expenses to increase on an absolute basis as we add additional marketing staff and sales representatives, but decrease as a percentage of total revenues.
     General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $4.7 million for the six months ended June 30, 2007 from $4.1 million in the six months ended June 30, 2006. The increase in general and administrative expenses was partially due to increased insurance premiums.
     General and administrative expenses were 8% of total revenues in the six months ended June 30, 2007 and 9% of total revenues in the six months ended June 30, 2006. We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, including the additional costs and expenses associated with being a public company, but decrease as a percentage of total revenues.
     Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and foreign currency exchange gains offset by interest expense and bank charges. Other income, net was $0.1 million in the six months ended June 30, 2007 and $0.2 million in the six months ended June 30, 2006.
     Income taxes. Income taxes were $629,000 in the six months ended June 30, 2007 and $22,000 in the six months ended June 30, 2006. The income tax provision was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the first quarter of 2007, we eliminated our valuation allowance attributable to our subsidiary in Israel, which resulted in a reduction of income tax expense of $189,000. In the second quarter of 2007, a recent Israeli court decision and related interpretations changed the application of net loss carry forwards, which resulted in a reduction of income tax expense of $250,000.
     Net income (loss). Net income was $1.0 million for the six months ended June 30, 2007 as compared to a net loss of $9.7 million in the six months ended June 30, 2006. The net income in the six months ended June 30, 2007 was mainly attributable to the increase in gross profit of $11.0 million as compared to the six months ended June 30, 2006 and the operating expenses remaining essentially unchanged.
     Deemed dividend on Series D convertible preferred stock. Upon the closing of the initial public offering of our common stock, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The beneficial conversion feature of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in the quarter ended June 30, 2007.
Liquidity and Capital Resources
     In April 2007, we raised a total of $54.0 million in gross proceeds from the initial public offering of our common stock, or $46.7 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.5 million. Before the initial public offering of our common stock we satisfied our liquidity needs primarily through private sales of our preferred stock, bank borrowing, sale of trade receivables and, to a lesser extent, grants received from the OCS. At June 30, 2007, we had unrestricted cash and cash equivalents and short-term investments of $64.8 million, an increase of $41.6 million from December 31, 2006. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months.
     Operating Activities
     Net cash used in our operating activities was $10.5 million and $7.2 million during the six months ended June 30, 2007 and 2006, respectively.
     Net cash used in our operating activities in the six months ended June 30, 2007 was primarily attributable to increases in accounts receivable and prepaid expenses and other current assets in the aggregate amount of $13.7 million, and a decrease in deferred revenue and accrued expenses of $2.7 million and in the net amount due to related parties of $1.9 million, which was offset by an increase in accounts payable in the amount of $3.3 million and a decrease in inventories of $0.6 million, all related to sales growth and expanded operations. In addition, we sold trade receivables to Israeli financial institutions in the total amount of $7.2 million during the six months ended June 30, 2007. Further, we incurred $1.9 million and $1.1 million of depreciation and stock-based compensation, respectively, which are non-cash expenses. Our working capital increased to $58.6 million as of June 30, 2007, from $7.6 million as of December 31, 2006.
     Net cash used by our operating activities in the six months ended June 30, 2006 was primarily attributable to our net loss of $9.7 million, an increase in accounts receivable, inventories and prepaid expenses and other current assets of $13.0 million, and a decrease in the net amount due to related parties of $0.9 million, which was offset by increases in deferred revenue and accounts payable in the aggregate amount of $14.8 million. During the six months ended June 30, 2006 we sold trade receivables in the total amount of $9.7 million. We incurred $1.4 million and $0.3 million of depreciation and stock-based compensation, respectively.
Investing Activities
     Net cash used in our investing activities was $4.0 million and $0.9 million during the six months ended June 30, 2007 and 2006, respectively.
     Investing activities in the six months ended June 30, 2007 consisted primarily of purchases of short-term investments of $3.1 million and of property and equipment of $0.9 million.
     Investing activities in the six months ended June 30, 2006 consisted primarily of purchases of property and equipment of $2.4 million which was offset by decreases in our restricted cash and short term investments in the aggregate amount of $1.5 million.
Financing Activities
     Net cash provided by our financing activities was $53.1 million and $15.2 million during the six months ended June 30, 2007 and 2006, respectively.
     Net cash provided by our financing activities in the six months ended June 30, 2007 primarily consisted of proceeds from the initial public offering of our common stock in the amount of $54.0 million, offset by cash paid related to offering costs in the amount of $4.6 million, and to a lesser extent of net proceeds from the second closing of our Series D convertible preferred stock financing in the amount of $3.4 million. In addition, we received proceeds from the exercise of stock options in the amount of $0.3 million.
     Net cash provided by our financing activities in the six months ended June 30, 2006 consisted of bank borrowings, from Bank Leumi le-Israel B.M., in the amount of $15.0 million. We repaid the loan in full in December 2006.
Contractual Obligations and Commitments
     As of June 30, 2007, the following summarizes our future contractual obligations for the periods presented (in thousands):

	Payment Due
		July 1, 2007	January 1, 2008	January 1, 2010
		through	through	through
	Total	December 31, 2007	December 31, 2009	December 31, 2011
Contractual Obligations:
Debt obligations	$5,336	$1,883	$3,453	$—
Operating lease obligations	5,391	1,143	2,840	1,408
Purchase commitments	1,824	1,824	—	—

Total	$12,551	$4,850	$6,293	$1,408

Off-Balance Sheet Arrangements
     At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
     During 2006, we entered into forward exchange contracts with banks as counterparties to manage the risk of fluctuations in our results of operations and cash flows due to changes in exchange rates between the U.S. dollar and the New Israeli Shekel. We did not enter into any forward foreign currency contracts during the six months ended June 30, 2007.
Interest Rate Sensitivity
     We had cash, cash equivalents, restricted cash, and short term investments totaling $65.4 million at June 30, 2007. These amounts were invested primarily in commercial paper and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.
     As of June 30, 2007, we had $5.0 million of debt outstanding. Our loan agreement provides for a stated fixed interest rate of 9.78%.
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
     Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our accountants identified and reported to us material weaknesses for the years ended December 31, 2003, 2004 and 2005, relating to our internal controls over financial reporting and significant deficiencies for the year ended December 31, 2006. If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.
     In connection with the audit of our consolidated financial statements for the years ended December 31, 2003, 2004 and 2005, our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting related to closing processes, adequate maintenance of books and records and our revenue recognition processes. Our audit for 2005 and 2006 resulted in the discovery of significant deficiencies. For 2005, we had significant deficiencies with respect to insufficient control over cash disbursements and deficiencies in internal control over financial reporting related to accounting for derivative financial instruments resulting in errors in accounting for changes in the estimated fair value of certain derivative financial instruments. For 2006, we had significant deficiencies with respect to inconsistency in the effectiveness of management’s review of the deferred costs and inconsistency in effectiveness of management’s review over revenue arrangements.
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
     Measures that have already been taken by us to remediate the material weaknesses, and measures that will be taken by us in the future to remediate significant deficiencies, are grouped into the following categories: (a) hiring of additional, experienced personnel, (b) improving training, and (c) implementing appropriate internal control processes.
•	Personnel: From April 2005 through June 2007, we hired several experienced employees in key financial management positions, including our Chief Financial Officer, Worldwide Financial Controller, and Director of Financial Planning and Analysis. In addition, we created new financial management and administrative positions, and hired experienced and qualified employees for such new positions as follows: Director of Accounting, Director of Financial Reporting and Compliance, General Counsel, General Accounting Manager and Revenue Manager. We plan to continue to evaluate our personnel needs and hire experienced and qualified employees as appropriate.

•	Training: Since April 2005, the majority of our finance and administration staff have participated in one or more continuing professional education courses, industry roundtables or other formal and informal training courses. In addition, we have conducted in-house training (one-on-one, and in group settings) concerning various matters (i.e. the revenue recognition process, closing process, etc.) for the finance, administration and sales staff. The objective of this training is to strengthen the general proficiency and specific knowledge of our employees, as well as improve internal controls over financial reporting. We plan to continue to conduct such training in the future.

•	Internal Process: We have steadily made improvements in our internal processes. The objective of such internal process improvements has been to remediate the material weaknesses and significant deficiencies, and achieve an overall improvement in internal controls over financial reporting. Such process improvements have included, but are not limited to, the establishment of a centralized electronic database of key contracts, accounting records and related documentation, increased uniformity and consistency with respect to customer contracts, accounting records and related documentation, and increased level of management review of key processes, particularly the revenue cycle and sales process. We plan to continue to evaluate our internal controls and make improvements as appropriate.
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
We have not been sustainably profitable and our losses could continue.
     We have experienced significant losses in the past and have not been sustainably profitable. For the fiscal years ended December 31, 2005 and 2006 we recorded net losses of approximately $14.3 and $13.7 million, respectively. For the six months period ended June 30, 2007, we achieved net income of approximately $1.0 million. As of June 30, 2007, our accumulated deficit was $58.7 million. We have never generated sufficient cash to fund our operations and can give no assurance that we will continue to generate net income.
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
     Competition in the market for our products and especially our IP products is intense. This market has historically been dominated by established telephony equipment providers, such as Alcatel-Lucent, Ericsson LM Telephone Co., Nortel Networks Corp. and

Siemens Industries Ltd., all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., Sonus Networks, Inc., and Huawei, some of which have entered our market by acquiring companies that design competing products. Because the market for our products is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.
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
Our business is dependent upon our relationship with ECI Telecom Ltd. and certain of its subsidiaries and affiliates, or ECI, and ECI is our largest stockholder and a significant technology and commercial partner of ours. If ECI’s business is adversely affected or if our relationship with ECI is adversely affected for any reason, including ECI’s pending acquisition, our business could be harmed and our results of operations would likely be negatively affected.
     We have strong historical and commercial ties to ECI. We acquired the technology and rights to our I-Gate 4000 family of products pursuant to our 2002 acquisition of two of ECI’s wholly-owned subsidiaries. ECI and an affiliate entity assigned to us certain intellectual property rights with respect to VoIP and granted us an irrevocable license under certain patents and intellectual property. ECI owns approximately 27% of our outstanding common stock and continues to be our largest stockholder.
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
     We do not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable us to obtain DCME or similar products in the event that ECI ceases to provide us with DCME products. Should ECI, or a successor entity to ECI, particularly as a result of the pending acquisition of ECI, become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, we will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, our business would be materially harmed.
ECI beneficially owns a significant percentage of our common stock, which will allow ECI to significantly influence us and matters requiring stockholder approval and could discourage potential acquisitions of our company.
     ECI owns approximately 27% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. In addition, Giora Bitan, former Executive Vice President and Chief Financial Officer of ECI and Dror Nahumi, Executive Vice President and Chief Strategy Officer of ECI, are members of our board of directors. Because of the nature of our business relationship with ECI, the size and nature of ECI’s ownership position in us and the membership of Messrs. Bitan and Nahumi on our board of directors, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company.
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
We expect that a majority of the revenues generated from our products, especially our IP products, including our Control Switch, will be generated from a limited number of customers. If we lose customers or are unable to grow and diversify our customer base, our revenues may fluctuate and our growth likely would be limited.
     To date, we have sold our IP products to approximately 70 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:
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
     Our quarterly revenues and operating results have fluctuated significantly in the past and they may continue to fluctuate in the future, due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. From our experience, customer purchases of telecommunications equipment have been unpredictable and irregular batch sales as customers build out their networks, rather than regular, recurring sales. The primary factors that may affect our quarterly revenues and results include the following:
•	fluctuation in demand for our products and the timing and size of customer orders;

•	the length and variability of the sales cycle for our products;

•	new product introductions and enhancements by our competitors and us;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the mix of product configurations sold;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

•	the timing of revenue recognition, amount of deferred revenues and receivables collections;

•	difficulties or delays in deployment of customer IP networks that would delay anticipated customer purchases of additional products and services;

•	general economic conditions, as well as those specific to the telecommunications, networking and related industries;

•	consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•	the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy.
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
     We significantly expanded our operations in 2005 and 2006 and into the second quarter of 2007. For example, during the period from December 31, 2004 to June 30, 2007, we increased the number of our employees and full-time contractors by approximately 42%, from 340 to 483, and we opened new offices in Singapore, France and Brazil. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. Further, we intend to grow our business by entering new markets, developing new product and service offerings and pursuing new customers. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.
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
     In particular, we have appointed ECI as an agent for selling our IP and DCME products in Russia and an affiliate of ECI provides services for us in Russia. During the fiscal year ended December 31, 2006, and in the six months ended June 30, 2007, $28.7 million and $12.8 million, respectively, of our revenues were derived from sales by ECI. The agreement governing this arrangement may be terminated by either party with three months written notice. In the event ECI, a successor entity to ECI or this affiliate entity of ECI, including as a result of the pending acquisition of ECI, is unable to continue to sell our products for any reason, elects not to sell our products or elects to terminate this agreement, then our business and results of operations would likely be materially harmed.
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
     For the fiscal years ended December 31, 2005 and 2006, and the six months ended June 30, 2007, revenues from outside North America were approximately, $63.0 million, $81.8 million, and $44.8 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales include:
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
     As of June 30, 2007, we had a staff of 131 employees and contractors in India. Due to increased expansion into India of research and development by technology companies, hiring and retaining skilled employees has become increasingly difficult. In the past we have experienced substantial turnover and we expect this turnover to get worse as competition for skilled employees increases. If we are unable to retain our current employees and/or hire skilled employees in the future, we may not be able to execute on our business strategy.
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
     Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services and we expect to further integrate our IP Products with such partner products and services in the future. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected, or if we do not effectively integrate and support products supplied by these strategic partners, or if these strategic partners fail to be able to support products, we may have difficulty with the deployment of our solutions, which may result in:
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
     In January 2007, a complaint was filed in United States District Court, Northern District of California, against Terayon Communications Systems, Inc., or Terayon, and additional named defendants, including Douglas A. Sabella, our President and Chief Executive Officer. The complaint alleged, among other things, that several officers, including Mr. Sabella, were responsible for making false and misleading statements about Terayon during their respective employment. On March 9, 2007 defendants filed a motion to dismiss the litigation and a hearing on that motion is scheduled for October 10, 2007. Because of the inherent uncertainty of litigation in general and particularly class action litigation, such litigation can sometimes take years to resolve and can be expensive to defend. Therefore, the amount of time required by Mr. Sabella to devote to his defense may be significant and may divert his attention from his performance of his duties for the Company. In the event this lawsuit consumes a significant portion of Mr. Sabella’s time and diverts his attention from his performance as our President and Chief Executive Officer, then our business may be harmed. In addition, if the plaintiffs’ claims ultimately prevail, Mr. Sabella’s credibility could be negatively impacted, and he could be prevented from serving as our President and Chief Executive Officer or from sitting on our board of directors. Such an outcome could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.
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
Risks Related to Our Operations in Israel
     Substantially all of the manufacturing of our hardware products occurs in Israel. We are in the process, however, of diversifying the location of our manufacturing capabilities to locations outside of the Middle East. In addition, a substantial portion of our operations is located in Israel, including a total of 179 employees and contractors, which includes our entire media gateway research and development team.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
     During the quarter ended June 30, 2007, we issued an aggregate of 176,194 shares of common stock to employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $54,000. The foregoing stock issuances were exempt from registration under the Securities Act of 1933, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.
     Upon the closing of the initial public offering (or IPO) of our common stock in April 2007, all shares of our Series C and Series D convertible preferred stock outstanding automatically converted into 19,525,827 shares of common stock.
(b) Use of Proceeds from Public Offering of Common Stock
     In April 2007, we completed an IPO of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. The effective date of the Securities Act registration statement for the IPO was April 4, 2007 and the Commission file number assigned to the registration statement is 333-138121. We raised a total of $54.0 million in gross proceeds from the IPO, or $46.7 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.5 million. None of our net proceeds from the IPO have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates. ECI Telecom Ltd. sold 2,250,000 shares of our common stock at an issue price of $8.00 per share, raising a total of $18.0 million in gross proceeds from the IPO. Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC were managing underwriters.

ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
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

Veraz Networks, Inc.
Date: August 14, 2007	By:	/s/ Al Wood
Al Wood
Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Veraz Networks, Inc. Registration Statement on Form S-1 (No. 333-138121) and incorporated herein by reference.