Form 10-Q
period 2007-09-30
Veraz Networks, Inc.
filed 2007-11-14
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-33391
Veraz Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3409691 (I.R.S. Employer Identification Number)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
As of October 31, 2007, 40,880,540 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$56,822	$23,189
Restricted cash	606	500
Short-term investments	6,224	—
Accounts receivable (net of allowances of $167 and $183 as of September 30, 2007 and December 31, 2006, respectively)	29,607	24,451
Inventories	9,255	14,203
Prepaid expenses	1,508	2,578
Deferred tax assets	126	—
Other current assets	2,396	2,614
Due from related parties	860	1,452

Total current assets	107,404	68,987
Property and equipment, net	7,083	7,123
Other assets	99	151

Total assets	$114,586	$76,261

LIABILITIES, REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,057	$9,042
Accrued expenses	15,781	16,519
Income tax payable	542	258
Current portion of loan payable (net of unamortized discount of $257 and $433 as of September 30, 2007 and December 31, 2006, respectively)	3,302	1,277
Current portion of deferred revenue	14,085	27,074
Due to related parties	4,682	7,256

Total current liabilities	49,449	61,426
Loan payable, less current portion (net of unamortized discount of $8 and $170 as of September 30, 2007 and December 31, 2006, respectively)	613	3,147
Noncurrent portion of deferred revenue	—	454

Total liabilities	50,062	65,027

Commitments and contingencies (Note 10)
Redeemable and convertible preferred stock:
Redeemable preferred stock, Series A-1, $0.001 par value; none and 5,000,048 shares authorized; none and 5,000,048 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	15,871
Redeemable preferred stock, Series A-2, $0.001 par value; none and 1 share authorized; none and 1 share issued and outstanding at September 30, 2007 and December 31, 2006	—	1,349
Redeemable preferred stock, Series B-1, $0.001 par value; none and 9,000,000 shares authorized; none and 9,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	2,576
Convertible preferred stock, Series C, $0.001 par value; none and 36,000,000 shares authorized; none and 17,532,502 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	38,283
Convertible preferred stock, Series D, $0.001 par value; none and 5,000,000 shares authorized; none and 996,596 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	6,462

Total redeemable and convertible preferred stock	—	64,541

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 10,000,000 and none shares authorized; none shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,747,959 and 13,789,287 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	41	14
Additional paid-in capital	123,236	6,975
Deferred stock-based compensation	(431)	(690)
Accumulated deficit	(58,322)	(59,606)

Total stockholders’ equity (deficit)	64,524	(53,307)

Total liabilities, redeemable and convertible preferred stock, and stockholders’ equity (deficit)	$114,586	$76,261

See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
IP Products	$19,409	$11,537	$58,428	$31,905
DCME Products	6,485	10,527	16,115	30,078
Services	6,269	4,072	16,233	8,846

Total revenues	32,163	26,136	90,776	70,829

Cost of Revenues:
IP Products	9,792	5,704	24,625	14,605
DCME Products	2,355	3,794	5,642	11,319
Services	3,067	2,716	8,820	7,286

Total cost of revenues	15,214	12,214	39,087	33,210

Gross profit	16,949	13,922	51,689	37,619

Operating Expenses:
Research and development (net of grants from the Office of the Chief Scientist in Israel of $371 and $297 in the three months ended September 30, 2007 and 2006, respectively, and $1,107 and $892 in the nine months ended September 30, 2007 and 2006, respectively	7,571	8,607	23,175	24,902
Sales and marketing	7,017	6,059	19,956	19,226
General and administrative	2,361	2,439	7,082	6,565

Total operating expenses	16,949	17,105	50,213	50,693

Income (loss) from operations	0	(3,183)	1,476	(13,074)
Other income, net	545	224	650	458

Income (loss) before income taxes	545	(2,959)	2,126	(12,616)
Income taxes	213	400	842	422

Net income (loss)	332	(3,359)	1,284	(13,038)
Deemed dividend on Series D convertible preferred stock	—	—	(5,980)	—

Net income (loss) allocable to common stockholders	$332	$(3,359)	$(4,696)	$(13,038)

Net income (loss) allocable to common stockholders per share — basic	$0.01	$(0.25)	$(0.15)	$(0.98)

Net income (loss) allocable to common stockholders per share — diluted	$0.01	$(0.25)	$(0.15)	$(0.98)

Weighted-average shares outstanding:
Basic	40,684,379	13,466,209	31,544,530	13,328,771

Diluted	46,175,103	13,466,209	31,544,530	13,328,771

Related Party Transactions
The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
IP Products, related party sales	$116	$188	$225	$497
DCME Products, related party sales	131	—	410	3,120
Cost of Revenues:
IP Products, costs arising from related party purchases	138	170	154	2,308
DCME Products, costs arising from related party purchases	2,087	3,602	5,150	10,635
Operating Expenses:
Research and development	544	1,138	1,757	3,787
Sales and marketing	1,261	549	3,687	2,975
General and administrative	72	118	278	458
Other income (expense):
Other income	113	—	113	118
See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,284	$(13,038)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,768	2,249
Stock-based compensation	1,592	786
Provision for doubtful accounts	(16)	(122)
Amortization of debt issuance cost	338	—
Deferred income taxes	(176)	—
Net changes in operating assets and liabilities:
Accounts receivable	(16,166)	(13,551)
Sold accounts receivable	11,071	12,245
Inventories	4,948	(5,250)
Prepaid expenses and other current assets	(1,604)	(838)
Due from related parties	592	1,830
Accounts payable	3,087	2,881
Accrued expenses	(738)	1,642
Income tax payable	284	387
Deferred revenue	(13,443)	7,211
Due to related parties	(2,574)	(2,317)

Net cash used in operating activities	(8,753)	(5,885)

Cash flows from investing activities:
Restricted cash	(106)	1,111
Short-term investments, net	(6,224)	477
Purchases of property and equipment, net	(2,474)	(3,477)
Other assets	57	(37)

Net cash used in investing activities	(8,747)	(1,926)

Cash flows from financing activities:
Proceeds from the exercise of stock options	400	166
Proceeds from sale of common stock in connection with the Company’s initial public offering	54,000	—
Payment of underwriting discounts and other offering costs	(5,818)	(441)
Proceeds from sale of Series D convertible preferred stock	3,449	—
Issuance cost for Series D convertible preferred stock	(37)	—
Redemption of redeemable preferred stock	(14)	—
Repayment of loan	(847)	—
Proceeds from borrowings	—	15,000

Net cash provided by financing activities	51,133	14,725

Net increase in cash and cash equivalents	33,633	6,914
Cash and cash equivalents at beginning of period	23,189	20,437

Cash and cash equivalents at end of period	$56,822	$27,351

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$280	$599

Income taxes	$716	$—

Noncash financing activities:
Deemed dividend on Series D convertible preferred stock	$5,980	$—

See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
     In April 2007, the Company completed its Initial Public Offering (IPO) of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share. In addition, ECI Telecom Ltd. (ECI Telecom) sold 2,250,000 shares of its common stock in the Company in the offering after which ECI Telecom’s ownership in the Company decreased to approximately 27%. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. Upon the closing of the IPO, all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,525,827 shares of common stock, and all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000. The conversion of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in the nine months ended September 30, 2007.
(2) Basis of Presentation
     The condensed consolidated financial statements include the accounts of Veraz Networks, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying interim condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s final Prospectus dated April 4, 2007 (Prospectus) related to its IPO.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Prospectus, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
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
     The Company performs credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. However, when the Company uses integrators or resellers affiliated with ECI Telecom, a related party, from time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk (see Note 5).
     Pursuant to the DCME Agreement with ECI Telecom, a related party (see Note 5), the Company derives a significant portion of its revenues from sales of DCME products (18% and 42% of revenues during the nine months ended September 30, 2007 and 2006, respectively) and related services (5% and 5% of revenues during the nine months ended September 30, 2007 and 2006, respectively).
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
     The following customers contributed 10% or more of the Company’s revenues for the three and nine months ended September 30, 2007 and 2006, respectively, or accounts receivable and due from related parties as of September 30, 2007 and December 31, 2006, respectively. The Company has not experienced credit issues with any of these customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Belgacom	*	10%	*	16%
Excel Communications	12%	*	*	*
Classica	*	19%	*	14%
OSS Corporation	10%	*	*	*

	September 30,	December 31,
	2007	2006
Accounts Receivable and Due from Related Parties:
Classica	10%	16%

*	Represents less than 10%
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

     As discussed in Notes 3(b) and 5, the Company is the exclusive distributor of DCME products under the DCME Agreement with ECI Telecom, a related party. The Company has determined that revenues from sales of DCME products should be reported on a gross basis after considering the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF Issue No. 99-19). Specifically, the Company is the primary obligor, maintains the general inventory risk, and determines the product specifications based on the customer’s order.
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
     Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent less than 1% of revenues in each of the three and nine months ended September 30, 2007 and 2006, respectively. Shipping and handling costs are included in cost of revenues.
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
     As a result of the reassessed fair value of options granted during the nine months ended September 30, 2005, the Company recorded deferred stock-based compensation related to these options of $1.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the three and nine months ended September 30, 2007, the Company amortized $79,000 and $237,000, respectively, of deferred stock-based compensation. During the three and nine months ended September 30, 2006, the Company amortized $79,000, and $243,000, respectively, of deferred stock-based compensation. During the three and nine months ended September 30, 2007, the Company reversed $1,000 and $22,000, respectively, of deferred stock-based compensation due to employee terminations. During the three and nine months ended September 30, 2006, the Company reversed $18,000 and $18,000, respectively, of deferred stock-based compensation due to employee terminations. As of September 30, 2007, the total unamortized deferred stock-based compensation amounted to $431,000 and is expected to be amortized as follows: $79,000 during the remaining three months of 2007, $315,000 in 2008, and $37,000 in 2009.
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
     There were no options granted during the three months ended September 30, 2007 and 2006, respectively. The following weighted average assumptions were used to value options granted during the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected term in years	6.25	6.25
Risk-free interest rate	4.72%	5.00%
Volatility	73%	79%
Dividend yield	—	—
Estimated fair value per share of underlying common stock	$8.55	$6.18
     The estimated fair value per share of underlying common stock, prior to the initial public offering of the common stock, represented the Company’s best estimate at the time, based on input from the Company’s investment bankers and independent valuations.
     The weighted average fair value per share of options granted to employees for the nine months ended September 30, 2007 and 2006, was approximately $5.92 and $5.39, respectively.

     During the three and nine months ended September 30, 2007 the Company granted 435,320 and 450,320, respectively, of restricted stock units (RSUs) with a weighted average fair value per share of $6.02 and $6.02, respectively. There were no RSUs granted during the nine months ended September 30, 2006. The amount of the RSUs expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period.
     In accordance with SFAS No. 123R, unamortized compensation expense on stock-based awards after January 1, 2006 is not included in deferred stock-based compensation. As of September 30, 2007, the balance of $7.7 million of total unrecognized compensation costs, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted-average period of approximately 3.2 years. Amortization in the three months ended September 30, 2007 and 2006 was $416,000 and $431,000, respectively. Amortization in the nine months ended September 30, 2007 and 2006 was $1,354,000 and $543,000, respectively.
     (e) Net Income (Loss) Allocable to Common Stockholders per Share
     Net income (loss) allocable to common stockholders per share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has outstanding stock options, restricted stock units, warrants, and convertible preferred stock, which have not been included in the calculation of diluted net loss allocable to common stockholders per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss allocable to common stockholders per share for each period are the same.
     The following table sets forth potential shares of common stock that, by application of the treasury stock method, and, for the convertible preferred stock, under the if-converted method, in periods with net income was included in diluted net income allocable to common stock holders per share and in periods with net loss was not included in the diluted net loss allocable to common stockholders per share calculations because to do so would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	5,396,261	6,255,046	5,615,872	6,001,308
Stock options granted outside of plans	56,512	56,359	57,266	55,233
Restricted stock units	37,951	—	109,676	—
Warrants	—	11,720	—	10,326
Series C convertible preferred stock	—	17,482,502	—	17,482,502
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
     The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive. The convertible preferred stock is not included in the calculation of basic or diluted EPS as it is anti-dilutive for the three and nine months ended September 30, 2006, respectively.
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

     g) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements. There was no significant difference between the Company’s net income (loss) and its total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006, respectively.
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
(4) Out-of-period adjustment
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
The following table summarizes the effects of the revision (in thousands, except per share data):

	Year ended December 31, 2006
	Previously
	Reported	As Revised
Balance Sheet:
Inventories	$13,956	$14,203
Stockholders deficit	(53,554)	(53,307)
Statement of Operations:
Loss from operations	(14,160)	(13,913)
Net loss	$(13,917)	$(13,670)
Net loss allocable to common stockholders per share — basic and diluted	$(1.04)	$(1.02)
(5) Related Party Transactions
     As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at December 31, 2006 ECI Telecom Ltd. (ECI Telecom) held approximately 39% of the Company’s voting shares. ECI Telecom sold shares of its common stock in the Company in the IPO after which ECI Telecom’s ownership in the Company decreased to approximately 27% (23% assuming full dilution). Prior to the Company’s IPO, ECI Telecom had appointed two of the Company’s existing six directors. While one of the two ECI Telecom appointed directors had ceased to be an ECI Telecom employee, as of September 30, 2007, both of those directors continued to serve as members of the Company’s board of directors.

     The Company is the exclusive worldwide distributor of a line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment (DCME), for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement (DCME Agreement), which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2007. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent.
     The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The purchase price remained unchanged in 2007 and 2006. In the nine months ended September 30, 2007 the Company recorded a favorable adjustment to royalty costs on its DCME product revenues in the amount of $0.6 million. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the condensed consolidated statements of operations.
     The DCME Agreement also provided for the Company to function as ECI Telecom’s collection agent for certain specified DCME related receivables that were outstanding as of September 30, 2002. The Company received a collection fee of 10% or 20% of the receivable collected. Collection fees earned in the three and nine months ended September 30, 2006 and 2007 are included in other income in the condensed consolidated statements of operations.
     The Company has also contracted with ECI Telecom for the use of certain of its Asian and European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses. The Company records revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product, and IP Product, revenues, in the condensed consolidated statements of operations, depending on the nature of the products sold. The Company also reimburses these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company has also contracted with ECI Telecom and certain of its Asian and European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative, in the condensed consolidated statements of operations.
     On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. During the three months ended September 30, 2007 and 2006, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $481,000 and $974,000, respectively. During the nine months ended September 30, 2007 and 2006, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $1,486,000 and $3,100,000, respectively. As of September 30, 2007 and December 31, 2006, the Company had related party payables to Persistent in the amount of approximately $490,000 and $417,000 respectively.

(6) Short-Term Investments
     Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. The following is a summary of available-for-sale securities as of September 30, 2007 (in thousands):

	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)
Bonds, notes and other securities United States government and agencies	$2,500	$2,500	$—
Commercial paper	2,407	2,407	—
Corporate bonds	1,317	1,317	—

	$6,224	$6,224	$—

(7) Inventories
     The following tables provide details of inventories as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Finished products	$3,157	$1,413
Work in process at customers locations	2,814	8,056
Raw material and components	3,284	4,734

	$9,255	$14,203

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
(8) Factoring
     During the three months ended September 30, 2007 and 2006, the Company sold trade receivables to Israeli financial institutions in a total amount of $3,916,000 and $2,591,000, respectively. During the nine months ended September 30, 2007 and 2006, the Company sold trade receivables to Israeli financial institutions in a total amount of $11,071,000 and $12,245,000, respectively. Control and risk of those trade receivables were fully transferred in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
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
(9) Loan
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
     Future principal payments under the loan arrangement as of September 30, 2007, are as follows (in thousands):

Principal
Three months ended December 31, 2007	$846
Year ended December 31, 2008	3,287

Total payments	$4,133

     The Company accounts for the imputed discount on the loan using the interest method in accordance with APB Opinion No. 21 Interest on Receivables and Payables with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan. As of September 30, 2007, the fair value of the loan amounted to $4,180,000 and the unamortized discount to $265,000.
(10) Commitments and Contingencies
     (a) Leases
     The Company leases its facilities and certain vehicles under non-cancelable operating leases expiring on various dates through 2011. Minimum commitments under non-cancelable operating lease agreements as of September 30, 2007, were as follows (in thousands):

Three months ended December 31, 2007	$551
Year ended December 31, 2008	1,743
Year ended December 31, 2009	1,097
Year ended December 31, 2010	841
Year ended December 31, 2011	567

Total	$4,799

     (b) Office of the Chief Scientist Grants
     Veraz Networks Ltd’s research and development efforts, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). In return for the OCS’s participation, Veraz Networks Ltd. is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as they become due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended September 30, 2007 and 2006, amounted to $0.5 million and $0.3 million, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for the nine months ended September 30, 2007 and 2006, amounted to $1.4 million and $0.8 million, respectively. As of September 30, 2007 and December 31, and 2006, the royalty payable amounted to $1.9 million and $1.0 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.4 million as of September 30, 2007.

     (c) Guarantees
     From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At September 30, 2007 and December 31, 2006 the maximum potential amount of future payments Veraz Networks Ltd. could be required to make under the guarantees, amounted to $764,000, and $732,000, respectively. The guarantee term generally varies from six months to two years. The guarantees are usually provided for approximately 10% of the contract value.
     At September 30, 2007 and December 31, 2006 the Company had $197,000 and $192,000, respectively, invested in a bank guarantee as a security for the Company’s office lease in Israel.
     (d) Purchase Commitments
     The Company purchases raw material and components for its I-Gate line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of September 30, 2007 and December 31, 2006 the Company had open purchase commitments totaling $3.6 million and $3.3 million, respectively.
(11) Income Taxes
     The Company recorded a provision of income taxes of $842,000 and $422,000 for the nine months ended September 30, 2007 and 2006, respectively. The tax provision was attributable to the Company’s profitable foreign operations, primarily Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the first quarter of 2007, the Company eliminated its valuation allowance attributable to its subsidiary in Israel, which resulted in a reduction of income tax expense of $189,000. In the second quarter of 2007, a recent Israeli court decision and related interpretations changed the application of net loss carry forwards, which resulted in a reduction of income tax expense of $250,000 as the Company believes that it is more likely than not that this treatment will be accepted by the Israeli tax authorities.
     The Company’s tax provision for interim periods is calculated using the discrete period method. The consolidated effective tax rate in the nine months ended September 30, 2007 is higher than the 35% statutory rate. However, the significant earnings, that relate to subsidiaries outside of the U.S., are in jurisdictions where the Company’s effective tax rate is lower than in the U.S.
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. As of September 30, 2007, the Company had no unrecognized tax benefits. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
     The Company classifies interest and penalties related to tax contingencies as other expenses. As of September 30, 2007 the Company had not accrued for any interest or penalties related to tax contingencies.
     The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years from its inception in 2001 through 2006. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2006, India for 2005 through 2006, Israel for 2003 through 2005, Singapore for 2005, and the United Kingdom for 2005 through 2006.

(12) Reverse Stock Split
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
(13) Preferred Stock
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
(14) Stockholders’ Equity
     In April 2007, the Company completed its IPO of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share for a total of $54.0 million in gross proceeds. After deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million the net proceeds from the IPO amounted to $46.6 million.
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
     (c) Restricted Stock Units and Restricted Stock
     During the nine months ended September 30, 2007 the Company granted 450,320 RSUs, of which 7,115 have been released and 3,225 forfeited. These RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the RSUs expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period. During the nine months ended September 30, 2007 the Company also issued 10,000 shares of restricted stock, which vested immediately.
     As of September 30, 2007 the Company had 439,980 RSUs outstanding with a total grant-date fair value of approximately $2,651,000.

     (d) Stock Award Activity
     A summary of the Company’s stock award activity and related information for the nine months ended September 30, 2007 is set forth in the following table (aggregate intrinsic value in thousands):

				Weighted
	Number of			Average
	Shares	Number of	Weighted	Contractual	Aggregate
	Available	Options	Average	Life	Intrinsic
	for Grant	Outstanding	Exercise Price	(in Years)	Value
Balance at December 31, 2006	298,597	7,823,874	$1.12
Authorized	250,652
Restricted stock units and Restricted stock granted	(460,320)
Restricted stock units forfeited	3,225
Options granted	(250,750)	250,750	$8.55
Options exercised	—	(652,986)	$0.61
Options cancelled and forfeited	288,365	(288,365)	$2.78

Balance at September 30, 2007	129,769	7,133,273	$1.36	6.79	$40,809
Options vested and expected to vest at September 30, 2007		7,032,192	$1.33	6.77	$40,395
Options exercisable at September 30, 2007		4,978,700	$0.77	6.22	$31,145
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Europe, Middle East and Africa	$13,309	$16,687	$43,862	$52,270
North America	10,889	3,452	24,707	9,521
Asia Pacific and India	5,755	4,090	14,314	5,801
Caribbean and Latin America	2,210	1,907	7,893	3,237

	$32,163	$26,136	$90,776	$70,829

Foreign countries which contributed more than 10% of revenues:	Russia	Russia Belgium	Russia	Russia Belgium

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales originating from:
United States	$18,184	$7,973	$48,387	$17,298
Israel	10,859	18,063	35,318	53,346
Other foreign countries	3,120	100	7,071	185

	$32,163	$26,136	$90,776	$70,829

	September 30,	December 31,
	2007	2006
Long-lived assets, net:
United States	$3,355	$3,256
Israel	3,184	3,311
Other foreign countries	544	556

	$7,083	$7,123

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
     Our business initially focused on the sale of DCME products and services. While the sale of DCME products continues to be a substantial part of our business, we expect DCME revenue to continue to decline over time. Our DCME product revenues were $6.5 million and $10.5 million in the three months ended September 30, 2007 and 2006, respectively, and $16.1 million and $30.1 million in the nine months ended September 30, 2007 and 2006, respectively. We have increasingly focused our efforts on our IP products and we have experienced rapid growth in our IP product revenues. Our IP product revenues were $19.4 million and $11.5 million in the three months ended September 30, 2007 and 2006, respectively, and $58.4 million and $31.9 million in the nine months ended September 30, 2007 and 2006, respectively.
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
     In April 2007, we completed our Initial Public Offering (or IPO) of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. In addition, ECI Telecom Ltd. sold 2,250,000 shares of its common stock in Veraz Networks Inc. in the offering after which ECI Telecom Ltd’s ownership decreased to approximately 27%. We raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million.
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
     As a result of the reassessed fair value of options granted during the nine months ended September 30, 2005, we recorded deferred stock-based compensation related to these options of $1.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the three and nine months ended September 30, 2007, we amortized $79,000 and $237,000, respectively, of deferred stock-based compensation. During the three and nine months ended September 30, 2006, we amortized $79,000, and $243,000, respectively, of deferred stock-based compensation. During the three and nine months ended September 30, 2007, we reversed $1,000 and $22,000, respectively, of deferred stock-based compensation due to employee terminations. During the three and nine months ended September 30, 2006, we reversed $18,000 and $18,000, respectively, of deferred stock-based compensation due to employee terminations. As of September 30, 2007, the total unamortized deferred stock-based compensation amounted to $431,000 and is expected to be amortized as follows: $79,000 during the remaining three months of 2007, $315,000 in 2008, and $37,000 in 2009.
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
     Under SFAS No. 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. We determined the expected term in accordance with the “simplified method “ as described in SAB No. 107 “Disclosure About Fair Value of Financial Instruments”. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

     There were no options granted during the three months ended September 30, 2007 and 2006, respectively. The following weighted average assumptions were used to value options granted during the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected term in years	6.25	6.25
Risk-free interest rate	4.72%	5.00%
Volatility	73%	79%
Dividend yield	—	—
Estimated fair value per share of underlying common stock	$8.55	$6.18
     The estimated fair value per share of underlying common stock, prior to the initial public offering of the common stock, represented our best estimate at the time, based on input from our investment bankers and independent valuations.
     The weighted average fair value per share of options granted to employees for the nine months ended September 30, 2007 and 2006, was approximately $5.92 and $5.39, respectively.
     During the three and nine months ended September 30, 2007 we granted 435,320 and 450,320, respectively, of restricted stock units (RSUs) with a weighted average fair value per share of $6.02 and $6.02, respectively. These RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the RSUs expensed are based on the closing market price of our common stock on the date of grant and are amortized on a straight-line basis over the requisite service period.
     In accordance with SFAS No. 123R, unamortized compensation expense on stock-based awards after January 1, 2006 is not included in deferred stock-based compensation. As of September 30, 2007, the balance of $7.7 million of total unrecognized compensation costs, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted-average period of approximately 3.2 years. Amortization in the three months ended September 30, 2007 and 2006 was $416,000 and $431,000, respectively. Amortization in the nine months ended September 30, 2007 and 2006 was $1,354,000 and $543,000, respectively.
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

Results of Operations
Comparison of Three Months Ended September 30, 2007 and 2006
Revenues

	Three Months Ended September 30,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Revenues:
IP Products	$19,409	60%	$11,537	44%	$7,872	68%
DCME Products	6,485	20	10,527	40	(4,042)	(38)
Services	6,269	20	4,072	16	2,197	54
Total revenues	$32,163	100%	$26,136	100%	$6,027	23%

Revenue by Geography:
Europe, Middle East and Africa	$13,309	41%	$16,687	64%	$(3,378)	(20)%
North America	10,889	34	3,452	13	7,437	215
Asia Pacific and India	5,755	18	4,090	16	1,665	41
Caribbean and Latin America	2,210	7	1,907	7	303	16
Total revenues	$32,163	100%	$26,136	100%	$6,027	23%
     The increase in revenues resulted from an increase in IP product revenues of $7.9 million and an increase in services revenues of $2.2 million, offset by a $4.0 million decline in DCME product revenues.
     The increase in IP product revenues was attributable to the recognition of revenues for new VoIP solution deployments. The initial VoIP solution deployment revenue was recognized from deals that had been booked in previous periods and had been reflected as deferred revenue on the consolidated balance sheet as of June 30, 2007. In the three months ended September 30, 2007 we generated less transactions for which revenue was being deferred. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods.
     The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue as customers migrate from traditional voice networks including DCME products to IP products.
     The increase in services revenues resulted from recognition of previously deferred revenue for VoIP solution deployments and the continued growth in IP services revenues, for both professional services and support and maintenance. IP services revenues increased to $4.7 million in the three months ended September 30, 2007 from $2.4 million in the three months ended September 30, 2006. DCME services revenues decreased to $1.6 million from $1.7 million in the three months ended September 30, 2007 and 2006, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks. The increase in our IP services revenues correlates to the increase in our IP product revenues.
     The increase in revenues was derived from an increase in sales to the North America, Asia Pacific and India, and Caribbean and Latin America regions by $9.4 million offset by a decrease in revenues derived from the Europe, Middle East and Africa region by $3.4 million. During the three months ended September 30, 2007 revenues were 34% from North America and 66% international as compared to 13% from North America and 87% international during the three months ended September 30, 2006. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

Cost of revenues and Gross Profit

	Three Months Ended September 30,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
			(dollars in thousands)
Cost of Revenues:
IP Products	$9,792	50%	$5,704	49%	$4,088	72%
DCME Products	2,355	36	3,794	36	(1,439)	(38)
Services	3,067	49	2,716	67	351	13
Total cost of revenues	$15,214	47%	$12,214	47%	$3,000	25%

Gross Profit:
IP Products	$9,617	50%	$5,833	51%	$3,784	65%
DCME Products	4,130	64	6,733	64	(2,603)	(39)
Services	3,202	51	1,356	33	1,846	136
Total gross profit	$16,949	53%	$13,922	53%	$3,027	22%
     The increase in sales of IP products resulted in an increase in related cost of revenues, which was offset by lower cost of revenues related to the decrease in DCME product revenues.
     Cost of IP product revenues increased by 72% resulting from an 68% increase in IP product revenues.
     Cost of DCME product revenues decreased by 38%, which corresponds to a 38% decrease in DCME product revenues.
     The increase in cost of services revenues is due to an increase in labor and related expenses of $0.2 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, and to render support and maintenance and other professional services. In addition, cost of consultants and other third party services increased by $0.3 million.
     Gross profit increased by $3.0 million. This increase was due to higher IP product revenues. IP product gross profit increased to $9.6 million for the three months ended September 30, 2007 from $5.8 million in the three months ended September 30, 2006, an increase of $3.8 million or 65%, which was caused by 68% increase in IP product revenues off-set by a slightly lower IP product margin. DCME product gross profit decreased to $4.1 million for the three months ended September 30, 2007 from $6.7 million in the three months ended September 30, 2006, a decrease of $2.6 million or 39%, which corresponds to a 38% decrease in DCME product revenues. Services gross profit increased to $3.2 million for the three months ended September 30, 2007 from $1.4 million in the three months ended September 30, 2006, an increase of $1.8 million or 136%, which was due to higher service revenues and higher services margin.
     Gross margin, which is gross profit as a percentage of revenue, remained unchanged at 53% for the three months ended September 30, 2007 and 2006, respectively. Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments. We expect that DCME product gross margins will remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs. Services gross margin increased due to an increase in customer implementation activity and recognition of revenue of past implementation activity for which revenue recognition had been deferred and for which service costs had already been recognized in the periods they occurred.
     Operating Expenses

	Three Months Ended September 30,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Research and development, net	$7,571	24%	$8,607	33%	$(1,036)	(12)%
Sales and marketing	7,017	22	6,059	23	958	16
General and administrative	2,361	7	2,439	9	(78)	(3)
Total operating expenses	$16,949	53%	$17,105	65%	$(156)	(1)%
     Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $7.6 million for the three months ended

     September 30, 2007 from $8.6 million in the three months ended September 30, 2006. Grants received from the OCS were $0.4 million in the three months ended September 30, 2007 and $0.3 million in the three months ended September 30, 2006. The decrease in research and development expenses was primarily due to a decrease in the fees and expenses paid to consultants in the amount of $0.8 million.
     Research and development expenses, net were 24% of total revenues in the three months ended September 30, 2007 and 33% of total revenues in the three months ended September 30, 2006. We expect research and development expenses to increase on an absolute basis, but decrease as a percentage of total revenues.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses increased to $7.0 million for the three months ended September 30, 2007 from $6.1 million in the three months ended September 30, 2006. The increase in sales and marketing expenses was primarily due to an increase in sales commissions in the amount of $0.6 million as a result of increased revenues.
     Sales and marketing expense were 22% of total revenues in the three months ended September 30, 2007 and 23% of total revenues in the three months ended September 30, 2006. We expect sales and marketing expenses to increase on an absolute basis as we add additional marketing staff and sales representatives, but decrease as a percentage of total revenues.
     General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses remained essentially unchanged at $2.4 million in the three months ended September 30, 2007 and 2006, respectively.
     General and administrative expenses were 7% of total revenues in the three months ended September 30, 2007 and 9% of total revenues in the three months ended September 30, 2006. We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, including the additional costs and expenses associated with being a public company, but decrease as a percentage of total revenues.
     In 2007, we amended the employee bonus plan so that the quarterly bonus accrued is the lesser of 2% of total revenues in the quarter or the operating income in the quarter before the bonus accrual. Accordingly, in the three months ended September 30, 2007 our operating income was zero as the operating income was less than 2% of revenues.
     Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains and collection fees offset by interest expense and bank charges. Other income, net was $0.5 million in the three months ended September 30, 2007 and $0.2 million in the three months ended September 30, 2006. The increase was partially due to collection fees earned in the three months ended September 30, 2007 of $0.1 million. There were no collection fees earned in the three months ended September 30, 2006.
     Income taxes. Income taxes were $0.2 million in the three months ended September 30, 2007 and $0.4 million in the three months ended September 30, 2006. The income tax provision was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.
     Net income (loss). Net income was $0.3 million for the three months ended September 30, 2007 as compared to a net loss of $3.4 million in the three months ended September 30, 2006. The net income in the three months ended September 30, 2007 was mainly attributable to the increase in gross profit of $3.0 million as compared to the three months ended September 30, 2006 and a decrease in operating expenses by $0.2 million.

Comparison of Nine Months Ended September 30, 2007 and 2006
     Revenues

	Nine Months Ended September 30,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenues:
IP Products	$58,428	64%	$31,905	45%	$26,523	83%
DCME Products	16,115	18	30,078	42	(13,963)	(46)
Services	16,233	18	8,846	13	7,387	84
Total revenues	$90,776	100%	$70,829	100%	$19,947	28%

Revenue by Geography:
Europe, Middle East and Africa	$43,862	48%	$52,270	74%	$(8,408)	(16)%
North America	24,707	27	9,521	13	15,186	160
Asia Pacific and India	14,314	16	5,801	8	8,513	147
Caribbean and Latin America	7,893	9	3,237	5	4,656	144
Total revenues	$90,776	100%	$70,829	100%	$19,947	28%
     The increase in revenues resulted from an increase in IP product revenues of $26.5 million and an increase in services revenues of $7.4 million, offset by a $14.0 million decline in DCME product revenues.
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
     The increase in services revenues resulted from an increase in both IP and DCME services revenues, for both professional services and support and maintenance. IP services revenues increased to $11.6 million in the nine months ended September 30, 2007 from $5.1 million in the nine months ended September 30, 2006. DCME services revenues increased to $4.6 million from $3.7 million in the nine months ended September 30, 2007 and 2006, respectively. The increase was a result of recognition of previously deferred revenue and of instances where customers renewed support service contracts that had lapsed and for which revenues were not recognized in the nine months ended September 30, 2006. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks. The increase in our IP services revenues correlates to the increase in our IP product revenues.
     The increase in revenues was derived from an increase in sales to the North America, Asia Pacific and India, and Caribbean and Latin America regions by $28.3 million offset by a decrease in revenues derived from the Europe, Middle East and Africa region by $8.4 million. During the nine months ended September 30, 2007 revenues were 27% from North America and 73% international as compared to 13% from North America and 87% international during the nine months ended September 30, 2006.

     Cost of revenues and Gross Profit

	Nine Months Ended September 30,
	2007		2006
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenues:
IP Products	$24,625	42%	$14,605	46%	$10,020	69%
DCME Products	5,642	35	11,319	38	(5,677)	(50)
Services	8,820	54	7,286	82	1,534	21
Total cost of revenues	$39,087	43%	$33,210	47%	$5,877	18%
Gross Profit:
IP Products	$33,803	58%	$17,300	54%	$16,503	95%
DCME Products	10,473	65	18,759	62	(8,286)	(44)
Services	7,413	46	1,560	18	5,853	375
Total gross profit	$51,689	57%	$37,619	53%	$14,070	37%
     The increase in sales of IP products resulted in an increase in related cost of revenues, which was offset by lower cost of revenues related to the decrease in DCME product revenues.
     Cost of IP product revenues increased by 69%, resulting from a 83% increase in IP product revenues.
     Cost of DCME product revenues decreased by 50%, which corresponds to a 46% decrease in DCME product revenues. In the nine months ended September 30, 2007 we recorded a non-recurring favorable adjustment to royalty costs on our DCME product revenues in the amount of $0.6 million.
     The increase in cost of services revenues is due to an increase in labor and related expenses of $0.6 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, and to render support and maintenance and other professional services. In addition, overhead expenses for items such as facilities, equipment and depreciation, increased by $0.2 million, and cost of consultants and other third party services increased by $0.9 million.
     Gross profit increased by $14.1 million. This increase was due to higher IP product revenues and higher IP product margin. IP product gross profit increased to $33.8 million for the nine months ended September 30, 2007 from $17.3 million in the nine months ended September 30, 2006, an increase of $16.5 million or 95%, which corresponds to the 83% increase in IP product revenues. DCME product gross profit decreased to $10.5 million for the nine months ended September 30, 2007, which included a non-recurring favorable adjustment to royalty costs in the amount of $0.6 million, from $18.8 million in the nine months ended September 30, 2006, a decrease of $8.3 million or 44%, which corresponds to a 46% decrease in DCME product revenues. Services gross profit increased to $7.4 million for the nine months ended September 30, 2007 from $1.6 million in the nine months ended September 30, 2006, an increase of $5.8 million or 375%, which was due to higher service revenues and higher services margin.
     Gross margin, which is gross profit as a percentage of revenue, increased to 57% for the nine months ended September 30, 2007 from 53% for the nine months ended September 30, 2006. The margin improvement in IP product margin resulted from a higher mix of revenues from expansion sales as well as the benefit of cost reductions resulting from engineering improvements and renegotiations of terms with suppliers, both of which reduced our cost of revenues. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments. Additionally, we had an adjustment to royalty costs on our DCME product revenues. The gross margin on our DCME products during the nine months ended September 30, 2007 without the non-recurring favorable adjustment to royalty costs in the amount of $0.6 million would have been 61%. Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. We expect that DCME product gross margins will remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs. Services gross margin increased due to an increase in customer implementation activity and recognition of revenue of past implementation activity for which revenue recognition had been deferred and for which service costs had already been recognized in the periods they occurred.
     Operating Expenses

	Nine Months Ended September 30,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Research and development, net	$23,175	25%	$24,902	35%	$(1,727)	(7)%
Sales and marketing	19,956	22	19,226	27	730	4
General and administrative	7,082	8	6,565	9	517	8
Total operating expenses	$50,213	55%	$50,693	71%	$(480)	(1)%
     Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $23.2 million for the nine months ended September 30, 2007 from $24.9 million in the nine months ended September 30, 2006. Grants received from the OCS were $1.1 million in the nine months ended September 30, 2007 and $0.9 million in the nine months ended September 30, 2006. The decrease in research and development expenses was primarily due to a decrease in the fees and expenses paid to consultants in the amount of $1.9 million.
     Research and development expenses, net were 25% of total revenues in the nine months ended September 30, 2007 and 35% of total revenues in the nine months ended September 30, 2006. We expect research and development expenses to increase on an absolute basis, but decrease as a percentage of total revenues.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses increased to $20.0 million for the nine months ended September 30, 2007 from $19.2 million in the nine months ended September 30, 2006. The increase in sales and marketing expenses was primarily due to an increase in sales commissions in the amount of $1.1 million as a result of increased revenues.
     Sales and marketing expense were 22% of total revenues in the nine months ended September 30, 2007 and 27% of total revenues in the nine months ended September 30, 2006. We expect sales and marketing expenses to increase on an absolute basis as we add additional marketing staff and sales representatives, but decrease as a percentage of total revenues.
     General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $7.1 million for the nine months ended September 30, 2007 from $6.6 million in the nine months ended September 30, 2006. The increase in general and administrative expenses was partially due to increased insurance premiums.
     General and administrative expenses were 8% of total revenues in the nine months ended September 30, 2007 and 9% of total revenues in the nine months ended September 30, 2006. We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, including the additional costs and expenses associated with being a public company, but decrease as a percentage of total revenues.
     Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains, and collection fees earned offset by interest expense and bank charges. Other income, net was $0.7 million in the nine months ended September 30, 2007 and $0.5 million in the nine months ended September 30, 2006.
     Income taxes. Income taxes were $0.8 million in the nine months ended September 30, 2007 and $0.4 million in the nine months ended September 30, 2006. The income tax provision was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the first quarter of 2007, we eliminated our valuation allowance attributable to our subsidiary in Israel, which resulted in a reduction of income tax expense of $0.2 million. In the second quarter of 2007, a recent Israeli court decision and related interpretations changed the application of net loss carry forwards, which resulted in a reduction of income tax expense of $0.3 million.
     Net income (loss). Net income was $1.3 million for the nine months ended September 30, 2007 as compared to a net loss of $13.0 million in the nine months ended September 30, 2006. The net income in the nine months ended September 30, 2007 was mainly attributable to the increase in gross profit of $14.1 million as compared to the nine months ended September 30, 2006 and the operating expenses remaining essentially unchanged.
     Deemed dividend on Series D convertible preferred stock. Upon the closing of the initial public offering of our common stock, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The beneficial conversion feature of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in the nine months ended September 30, 2007.

Liquidity and Capital Resources
     In April 2007, we raised a total of $54.0 million in gross proceeds from the initial public offering of our common stock, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. Before the initial public offering of our common stock we satisfied our liquidity needs primarily through private sales of our preferred stock, bank borrowing, sale of trade receivables and, to a lesser extent, grants received from the OCS. At September 30, 2007, we had unrestricted cash and cash equivalents and short-term investments of $63.0 million, an increase of $39.9 million from December 31, 2006. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months.
      Operating Activities
     Net cash used in our operating activities was $8.8 million and $5.9 million during the nine months ended September 30, 2007 and 2006, respectively.
     Net cash used in our operating activities in the nine months ended September 30, 2007 was primarily attributable to a decrease in deferred revenue in the amount of $13.4 million and an increase in accounts receivable of $5.1 million, net of receivables sold during the period in the total amount of $11.1 million. We also had an increase in prepaid expenses and other current assets, and decreases in accrued expenses and in the net amount due to related parties in the aggregate amount of $4.3 million. The amount of cash used was offset by a decrease in inventories and an increase in accounts payable in the aggregate amount of $8.0 million. These were all related to sales growth and expanded operations. In addition, we incurred $2.8 million and $1.6 million of depreciation and stock-based compensation, respectively, which are non-cash expenses. Our working capital increased to $58.0 million as of September 30, 2007, from $7.6 million as of December 31, 2006.
     Net cash used by our operating activities in the nine months ended September 30, 2006 was primarily attributable to our net loss of $13.0 million. We had an increase in accounts receivable of $1.3 million, net of receivables sold during the period in the total amount of $12.2 million. We also had an increase in inventories and prepaid expenses and other current assets of $6.1 million, and a decrease in the net amount due to related parties of $0.5 million. This was offset by increases in deferred revenue, accounts payable and accrued expenses in the aggregate amount of $11.7 million. We incurred $2.2 million and $0.8 million of depreciation and stock-based compensation, respectively.
Investing Activities
     Net cash used in our investing activities was $8.7 million and $1.9 million during the nine months ended September 30, 2007 and 2006, respectively.
     Investing activities in the nine months ended September 30, 2007 consisted primarily of net purchases of short-term investments of $6.2 million and of property and equipment of $2.5 million.
     Investing activities in the nine months ended September 30, 2006 consisted primarily of purchases of property and equipment of $3.5 million which was offset by decreases in our restricted cash and short term investments in the aggregate amount of $1.6 million.
Financing Activities
     Net cash provided by our financing activities was $51.1 million and $14.7 million during the nine months ended September 30, 2007 and 2006, respectively.
     Net cash provided by our financing activities in the nine months ended September 30, 2007 primarily consisted of proceeds from the initial public offering of our common stock in the amount of $54.0 million, offset by cash paid related to offering costs in the amount of $5.8 million, and to a lesser extent of net proceeds from the second closing of our Series D convertible preferred stock financing in the amount of $3.4 million and of proceeds received from the exercise of stock options in the amount of $0.4 million. In addition, during the period we repaid our loan payable in the amount of $0.8 million.
     Net cash provided by our financing activities in the nine months ended September 30, 2006 primarily consisted of bank borrowings, from Bank Leumi le-Israel B.M., in the amount of $15.0 million. We repaid the loan in full in December 2006.

Contractual Obligations and Commitments
     As of September 30, 2007, the following summarizes our future contractual obligations for the periods presented (in thousands):

	Payment Due
		October 1, 2007	January 1, 2008	January 1, 2010
		through	through	through
	Total	December 31, 2007	December 31, 2009	December 31, 2011

Contractual Obligations:
Debt obligations	$4,395	$942	$3,453	$—
Operating lease obligations	4,799	551	2,840	1,408
Purchase commitments	3,557	3,557	—	—

Total	$12,751	$5,050	$6,293	$1,408

Off-Balance Sheet Arrangements
     At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
     During 2006, we entered into forward exchange contracts with banks as counterparties to manage the risk of fluctuations in our results of operations and cash flows due to changes in exchange rates between the U.S. dollar and the New Israeli Shekel. We did not enter into any forward foreign currency contracts during the nine months ended September 30, 2007.
Interest Rate Sensitivity
     We had cash, cash equivalents, restricted cash, and short term investments totaling $63.6 million at September 30, 2007. These amounts were invested primarily in commercial paper and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.
     As of September 30, 2007, we had $4.1 million of debt outstanding. Our loan agreement provides for a stated fixed interest rate of 9.78%.
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
     Our management evaluated (with the participation of our chief executive officer and chief financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	Personnel: Since April 2005, we have hired several experienced employees in key financial management positions, including our Chief Financial Officer, Worldwide Financial Controller, and Director of Financial Planning and Analysis. In addition, we created new financial management and administrative positions, and hired experienced and qualified employees for such new positions as follows: Director of Accounting, Director of Financial Reporting and Compliance, General Counsel, General Accounting Manager and Revenue Manager. We plan to continue to evaluate our personnel needs and hire experienced and qualified employees as appropriate and replace departing employees with appropriately qualified personnel.

•	Training: Since April 2005, the majority of our finance and administration staff have participated in one or more continuing professional education courses, industry roundtables or other formal and informal training courses. In addition, we have conducted in-house training (one-on-one, and in group settings) concerning various matters (i.e. the revenue recognition process, closing process, etc.) for the finance, administration and sales staff. The objective of this training is to strengthen the general proficiency and specific knowledge of our employees, as well as improve internal controls over financial reporting. We plan to continue to conduct such training in the future.

•	Internal Process: We have steadily made improvements in our internal processes. The objective of such internal process improvements has been to remediate the material weaknesses and significant deficiencies, and achieve an overall improvement in internal controls over financial reporting. Such process improvements have included, but are not limited to, the establishment of a centralized electronic database of key contracts, accounting records and related documentation, increased uniformity and consistency with respect to customer contracts, accounting records and related documentation, and increased level of management review of key processes, particularly the revenue cycle and sales process. We plan to continue to evaluate our internal controls and make improvements as appropriate.
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
     We have experienced significant losses in the past and have not been sustainably profitable. For the fiscal years ended December 31, 2005 and 2006 we recorded net losses of approximately $14.3 and $13.7 million, respectively. For the nine months period ended September 30, 2007, we achieved net income of approximately $1.3 million. As of September 30, 2007, our accumulated deficit was $58.3 million. We have never generated sufficient cash to fund our operations and can give no assurance that we will continue to generate net income.

Our revenue and operating results may be adversely impacted if the market for IP products does not develop as we expect or if sales of our IP products and other products do not make up for expected declines in revenue from our DCME products and if the mix between new sales and expansion sales changes substantialy.
     Our DCME products incorporate mature technologies that we expect to be in less demand by our customers in the future. While we are actively pursuing new customers for our DCME products and seeking to increase sales of our additional product offerings to these customers, including our IP products, we believe that there are fewer opportunities for new DCME sales, and we expect DCME sales to continue to decrease for the foreseeable future. If the decrease in DCME revenues occurs more rapidly than we anticipate and/or the sales of our other products, including our IP products, do not make up for the decline in revenues, our business and results of operations will be harmed. Further, we believe that in some future periods, total revenues will likely be lower than recent periods as DCME revenues decrease while our IP revenues fluctuate. Finally, we believe that the mix between new IP product sales and expansion sales in any given quarter may fluctuate and our gross margins could be adversely impacted.
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

     If we are unable to compete successfully against our current and future competitors, we could experience reduced gross profit margins, price reductions, order cancellations, and loss of customers and revenues, each of which would adversely impact our business.
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
     To date, we have sold our IP products to approximately 75 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:
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
     Our quarterly revenues and operating results have fluctuated significantly in the past and they may continue to fluctuate in the future, due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. From our experience, customer purchases of telecommunications equipment have been unpredictable and irregular batch sales as customers build out their networks, rather than regular, recurring sales. The primary factors that may affect our quarterly revenues and results include the following:
•	fluctuation in demand for our products and the timing and size of customer orders;

•	the length and variability of the sales cycle for our products;

•	new product introductions and enhancements by our competitors and us;

•	our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the mix of product configurations sold and the mix of sales to new customers and expansion sales to existing customers;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	costs related to acquisitions of complementary products, technologies or businesses;

•	changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

•	the timing of revenue recognition, amount of deferred revenues and receivables collections;

•	difficulties or delays in deployment of customer IP networks that would delay anticipated customer purchases of additional products and services;

•	general economic conditions, as well as those specific to the telecommunications, networking and related industries;

•	consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•	the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy.
     In addition, as a result of our accounting policies, we may be unable to recognize all of the revenue associated with certain customer contracts in the same period as the costs associated with those contracts are expensed, which could cause our quarterly gross margins, particularly of IP gross margins, to fluctuate significantly. Further, our accounting policies may require that revenue related to certain customer contracts be delayed for periods of a year or more. This delay may cause spikes in our revenue in quarters when it is recognized and may result in deferred revenue to revenue conversion taking longer than anticipated.
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
     We believe it likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors, which may adversely affect our stock price. A decline in the market price of our common stock could cause our stockholders to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits. Whether or not meritorious, litigation brought against us could result in substantial costs and could divert the time and attention of our management. Our insurance to cover claims of this sort, if brought, may not be adequate.
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
     We significantly expanded our operations in 2005 and 2006 and into the third quarter of 2007. For example, during the period from December 31, 2004 to September 30, 2007, we increased the number of our employees and full-time contractors by approximately 47%, from 340 to 499, and we opened new offices in Singapore, France, Russia and Brazil. We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. Further, we intend to grow our business by entering new markets, developing new product and service offerings and pursuing new customers. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.
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
     In particular, we have appointed ECI as an agent for selling our IP and DCME products in Russia and an affiliate of ECI provides services for us in Russia. During the fiscal year ended December 31, 2006, and in the nine months ended September 30, 2007, $28.7 million and $19.0 million, respectively, of our revenues were derived from sales by ECI. The agreement governing this arrangement may be terminated by either party with three months written notice. In the event ECI, a successor entity to ECI or this affiliate entity of ECI, including as a result of the pending acquisition of ECI, is unable to continue to sell our products for any reason, elects not to sell our products or elects to terminate this agreement, then our business and results of operations would likely be materially harmed.
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
     For the fiscal years ended December 31, 2005 and 2006, and the nine months ended September 30, 2007, revenues from outside North America were approximately, $63.0 million, $81.8 million, and $66.1 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales include:

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
     As of September 30, 2007, we had a staff of 146 employees and contractors in India. Due to increased expansion into India of research and development by technology companies, hiring and retaining skilled employees has become increasingly difficult. In the past we have experienced substantial turnover and we expect this turnover to get worse as competition for skilled employees increases. If we are unable to retain our current employees and/or hire skilled employees in the future, we may not be able to execute on our business strategy.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a) Sales of Unregistered Securities
     We did not issue any unregistered securities during the quarter ended September 30, 2007.
(b) Use of Proceeds from Public Offering of Common Stock
     In April 2007, we completed an IPO of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. The effective date of the Securities Act registration statement for the IPO was April 4, 2007 and the Commission file number assigned to the registration statement is 333-138121. We raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. None of our net proceeds from the IPO have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates. ECI Telecom Ltd. sold 2,250,000 shares of our common stock at an issue price of $8.00 per share, raising a total of $18.0 million in gross proceeds from the IPO. Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC were managing underwriters.
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

Veraz Networks, Inc.
Date: November 14, 2007	By:	/s/ Al Wood
Al Wood Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Veraz Networks, Inc. Registration Statement on Form S-1 (No. 333-138121) and incorporated herein by reference.