Form 10-K
period 2007-12-31
Veraz Networks, Inc.
filed 2008-03-14
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33391

VERAZ NETWORKS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	7373	94-3409691
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

926 Rock Avenue, Suite 20
San Jose, California 95131
(Address of Principal Executive Offices)

(408) 750-9400
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K-A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 29, 2007, based on the closing price of such stock on the NASDAQ National Market on such date, was approximately $84,065,248. Shares held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of February 29, 2008, 41,656,012 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2008 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

This Annual Report on Form 10-K of Veraz Networks, Inc. and its subsidiaries (“Veraz” or the “Company”, “Us”, “We” or “Our”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of Veraz, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Item 1A. Risk Factors.” Other risks and uncertainties are disclosed in Veraz’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect Veraz’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Veraz or on its behalf. Veraz undertakes no obligation to revise or update any forward-looking statements.

PART I

Item 1.	Business

Our Company

We were incorporated in Delaware on October 18, 2001, and are a leading global provider of voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to transport, convert and manage data and voice traffic over both legacy Time-Division Multiplexing, or TDM, networks and Internet Protocol, or IP, networks, while enabling Voice over IP, or VoIP, and other multimedia services. Our products consist of our bandwidth optimization products and our Next Generation Network, or NGN, switching products. Our bandwidth optimization products include our DTX family of digital circuit multiplication equipment, or DCME, products and our I-Gate 4000 family of stand-alone media gateways. Our NGN solution includes our ControlSwitch product family based on the IP Multimedia Subsystem, or IMS, architecture as well as our I-Gate 4000 family of media gateways. We also offer services consisting of hardware and software maintenance and support, installation, training and other professional services.

Our early business was based on the sale of DCME products to service providers for use in their legacy TDM networks. DCME optimizes the transmission of voice across existing transmission links through the use of specific voice compression and voice quality enhancement algorithms that enable operators to increase the effective capacity of their transmission links. The latest generation of our DCME equipment can provide as much as 20:1 compression with only a marginal degradation in total voice quality. We continue to sell DCME products compatible with both legacy and next generation networks. We have increasingly focused our efforts on our IP products (media gateways and our ControlSwitch product family), and we have experienced rapid growth in our IP product revenues. By leveraging our large installed base of DCME customers, we believe we are well positioned to be the provider of IP network solutions to our existing customers as they migrate to IP networks.

We outsource the manufacturing of our hardware products, and we sell our products primarily through a direct sales force and also through indirect sales channels.

Our Products and Services

Our product portfolio consists of the DTX-600 DCME product for voice compression over legacy TDM networks, the I-Gate 4000 family of media gateways, and the ControlSwitch solution, an IP softswitch and service delivery platform comprised of numerous IMS-compatible software modules and our I-Gate 4000 media gateways. Our portfolio of products can significantly reduce the cost to build and operate voice services compared to traditional alternatives and other NGN solutions. In addition, our products offer a standards-compliant platform that enables service providers to increase their revenues through the rapid creation and delivery of new services.

The combination of our media gateways and ControlSwitch forms a comprehensive network solution that is capable of converging legacy and IP networks, delivering new revenue generating services on an IP infrastructure while maintaining existing services from legacy. The I-Gate 4000 media gateway is physically connected to both circuit and packet networks and serves as a bridge between the voice traffic carried over the PSTN or legacy TDM networks and packet-based IP networks. The I-Gate 4000 provides superior voice quality and industry-leading compression to lower operating expense. The ControlSwitch controls the media gateway and provides call control, call policy routing and other back office functionality such as billing.

Our ControlSwitch solution offers equal or superior functionality, reliability and voice quality as that offered by legacy voice switches over both legacy and IP networks, and has additional advantages such as flexibility in network design and management, compact size, open and multi-vendor architectures and quick programmability for new service creation and turn-up.

ControlSwitch

Our ControlSwitch is a highly scalable and fully distributed IMS-compliant software solution that provides call control, call policy/routing, signaling gateway, and media device control, in addition to back office functions in support of provisioning, billing, and network operations. Our compliance to the IMS standards ensures all of the building blocks are available for operators to deploy an open solution that best meets the operators’ service needs. Our distributed architecture and centralized control also provides tremendous operating savings to service providers. The ControlSwitch solutions consist of numerous functional elements that can be combined to provide an Interconnect solution, for Class 4 applications, and our User Services Core, a Class 5 solution, delivering end-user applications independent of access network or device. ControlSwitch software runs on off-the-shelf computing platforms and performs the following broad functions:

•	Call Control functions instruct media gateways to originate and terminate calls over PSTN and IP networks.

•	Call Policy functions enable service providers to define and implement static and dynamic call policies including least cost, time of day and quality of service routing.

•	Signaling Gateway allows access and utilization of the resources of the SS7/C7 network for PSTN call signaling and intelligent networking services. SS7/C7 is the global standard for telecommunications procedures and protocol by which network elements in the PSTN exchange information over a digital signaling network to effect wireless and wireline call setup, routing, and control.

•	Back office functionality, managed by the Element Management System includes reporting, billing and troubleshooting for our softswitch solution.

I-Gate 4000 Media Gateways

Our I-Gate 4000 PRO and I-Gate 4000 EDGE media gateways are hardware devices that transport and convert the voice traffic between PSTN and IP networks. Our I-Gate 4000 family can also offer superior voice compression, up to 16:1 while maintaining superior voice quality. Media gateways are usually categorized by voice channel capacity. Typically, media gateways supporting less than 1,000 simultaneous voice channels, such as our I-Gate 4000 EDGE are considered low density while media gateways supporting greater than 10,000 simultaneous voice channels, such as our I-Gate 4000 PRO, are considered high density.

•	The high density I-Gate 4000 PRO is designed for medium and large-scale Central Office or co-location points of presence deployments used by service providers. Our I-Gate 4000 PRO uses hardware redundancy to protect against hardware module failures and ensure network performance and availability. Our I-Gate 4000 PRO supports up to 12,960 redundant compressed voice channels on a single hardware terminal.

•	The I-Gate 4000 EDGE, with up to 480 redundant compressed voice channels, is designed for low-density applications to extend the reach of service providers’ networks to low density markets and enterprises.

Both products support various PSTN interfaces including T1, E1 and IP interfaces including Fast Ethernet. In addition, I-Gate 4000 PRO also supports PSTN interfaces including DS3, STM-1, OC-3 and IP interfaces including Gigabit Ethernet.

DTX-600

Our DTX-600 DCME product can simultaneously compress voice, fax, data and signaling traffic between any two legacy networks. By compressing traffic, our DTX-600 is designed to serve as a bandwidth optimization platform. Our DTX-600 DCME product compresses voice, fax, data, and signaling traffic between any two legacy network transmission or network switch points. DCME terminals can be used in conjunction with international long distance switches, national long distance switches, mobile switching centers and satellite communications stations from various physical points of presence, or POPs, on a service provider’s network. Our DCME products enable diverse network applications such as the transmission of multiple signaling, voice, data and fax traffic types with or without echo cancellation.

Global Customer Services

We provide comprehensive network support solutions consistent with the needs and requirements of our customers in all geographic markets. Our global services organization offers around the clock support services, a range of professional services, and training courses to help our customers design, install, deploy and maintain their networks.

Competition

The market for carrier packet voice infrastructure solutions is intensely competitive, subject to rapidly changing technology and is significantly affected by new product introductions and the market activities of other industry participants. We expect competition to persist and intensify in the future. This market has historically been dominated by established telephony equipment providers, such as Alcatel-Lucent, Ericsson, Nortel Networks and Nokia-Siemens Networks, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Sonus Networks, and Huawei, some of which have entered our market by acquiring companies that design competing products. In addition, these competitors have broader product portfolios and more extensive customer bases than we do. Some of our competitors also have significantly greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. Other smaller and mostly privately-held companies are also focusing on our target markets.

Manufacturing

We outsource the manufacturing of our hardware products. Our I-Gate 4000 media gateways are manufactured for us by Flextronics. We buy our DCME products from ECI who subcontracts the manufacturing to Flextronics. We believe that outsourcing our manufacturing enables us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products.

We purchase component parts from outside vendors. Although there are multiple sources for most of these component parts, some components are purchased from a single source provider. We regularly monitor the supply of component parts and the availability of alternative sources. We do not have long-term supply contracts with any of our component suppliers.

Intellectual Property

Our business is dependent on the development, maintenance and protection of our intellectual property. We rely on the full spectrum of intellectual property rights afforded by patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology and other intellectual property.

In addition to developing technology, we evaluate the acquisition of intellectual property from others in order to identify technology that provides us with a technological or commercial advantage. We have licensed elements of our technology from third parties, such as all intellectual property associated with our DCME product which we have licensed from ECI and various operating systems and protocol stacks which we have licensed from other third parties. None of our third party licenses are subject to termination provisions that will prevent us from continuing our operations.

We are the owner of numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy, including the registered mark Veraz.

We endeavor to protect our internally developed systems and maintain our trademarks and service marks. Typically, we enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to and distribution of our technology, software, documentation and other information.

Employees

At December 31, 2007, we had 503 employees and full time consultants including 281 employees and full time consultants in research and development and engineering, 92 employees and full time consultants in professional services, 79 employees and full time consultants in sales and marketing, and 51 employees and full time consultants in general and administrative and operational functions. None of our employees are represented by labor unions.

Available Information

We maintain a website at www.veraznetworks.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Form 10-K. Further copies of the reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

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

Capital spending in the telecommunications equipment industry has in the past, and may in the future, fluctuate significantly based on numerous factors, including:

•	capital spending levels of service providers;

•	competition among service providers;

•	pricing pressures in the telecommunications equipment market;

•	end user demand for new services;

•	service providers’ emphasis on generating revenues from traditional infrastructure instead of migrating to emerging networks and technologies;

•	lack of or evolving industry standards;

•	consolidation in the telecommunications industry;

•	changes in the regulation of communications services; and

•	general global economic conditions including a general global recession or other general decrease in corporate spending.

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

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and have not had sustained profits. For the fiscal years ended December 31, 2005 and 2006 we recorded net losses of approximately $14.3 and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million. As of December 31, 2007, our accumulated deficit was $56.2 million. We have never generated sufficient cash to fund our operations and can give no assurance that we will continue to generate net income.

We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.

Competition in the market for our products and especially our IP products is intense. This market has historically been dominated by established telephony equipment providers, such as Alcatel-Lucent, Ericsson LM Telephone Co., Nortel Networks Corp. and Nokia-Siemens Networks, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., Sonus Networks, Inc., and Huawei, some of which have entered our market by acquiring companies that design competing products. Because the market for our products is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

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

We currently conduct a significant amount of business with ECI Telecom Ltd., or ECI. If our relationship with ECI is adversely affected for any reason our business could be harmed and our results of operations would likely be negatively affected.

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

ECI owns approximately 27% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. In addition, Dror Nahumi, Executive Vice President and Chief Strategy Officer of ECI, is a member of our board of directors. Because of the nature of our business relationship with ECI and the size and nature of ECI’s ownership position in us, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company. In 2007, ECI was acquired by GVT and is no longer traded on

Nasdaq. As a result of the change in ownership, the investment objectives of ECI may have changed as compared to the investment objectives when ECI was a publicly traded company. The possible change in investment objectives may affect whether, or for how long, ECI will continue to hold our shares.

Our revenue and operating results may be adversely impacted if the market for IP products does not develop as we expect or if sales of our IP products and other products do not make up for expected declines in revenue from our DCME products and if the mix between new sales and expansion sales changes substantially.

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

We have already taken the following measures to remediate the material weaknesses and significant deficiencies in the prior years as noted above including: (a) hiring of additional, experienced personnel, (b) improving training, and (c) implementing appropriate internal control processes. Further, we may need to take additional measures in the future to remediate any material weaknesses or significant deficiencies in our financial reporting.

Due to these measures that have already been taken, and measures that will be taken in the future to remediate the material weaknesses and significant deficiencies, our finance and administrative costs have increased from $5.8 million in 2005 to $8.8 million in 2006, an increase of $3.0 million. While it is difficult to differentiate the increase in costs that are attributable to remediation, as compared to an ordinary increase in costs resulting from the growth in the overall business, we believe that the majority of the increase is directly or indirectly attributable to measures taken to remediate the material weaknesses and significant deficiencies.

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

We expect that a majority of the revenues generated from our products, especially our IP products, including our ControlSwitch, will be generated from a limited number of customers. If we lose customers or are unable to grow and diversify our customer base, our revenues may fluctuate and our growth likely would be limited.

To date, we have sold our IP products to approximately 100 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

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

If we are not able to manage growth and expansion of our operations and the expenses associated with operations, or if our business does not grow as we expect, our operating results may suffer.

We significantly expanded our operations in 2005, 2006 and 2007. For example, during the period from December 31, 2004 to December 31, 2007, we increased the number of our employees and full-time contractors by approximately 48%, from 340 to 503, and we opened new offices in Singapore, France, Russia and Brazil. We anticipate that further expansion of our infrastructure and headcount or reallocation of headcount may be required to achieve planned expansion of our product offerings, projected increases in our customer base and anticipated growth in the number of product deployments. Our rapid growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. Further, we intend to grow our business by entering new markets, developing new product and service offerings and pursuing new customers. If we fail to timely or efficiently expand operational and financial systems in connection with such growth or if we fail to implement or maintain effective internal controls and procedures, resulting operating inefficiencies could increase costs and expenses more than we planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we increase our operating expenses in anticipation of the growth of our business and such growth does not meet our expectations, our financial results likely would be negatively impacted.

The long and variable sales and deployment cycles for our products may cause our operating results to vary materially, which could result in a significant unexpected revenue shortfall in any given quarter.

Our products have lengthy sales cycles, which typically extend from three to twelve months and may take up to two years. A customer’s decision to purchase our products often involves a significant commitment of the customer’s resources and a product evaluation and qualification process that can vary significantly in length. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and the type of network in which our product will be utilized. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.

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

We rely on channel partners for a significant portion of our revenue. Our failure to effectively develop and manage these third party distributors, systems integrators and resellers specifically and our indirect sales channel generally, and disruptions to the processes and procedures that support our indirect sales channels could adversely affect our ability to generate revenues from the sale of our products.

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

In particular, we have appointed ECI as an agent for selling our IP and DCME products in Russia and an affiliate of ECI provides services for us in Russia. During the fiscal years ended December 31, 2007 and 2006, $23.9 million and $28.7 million, respectively, of our revenues were derived from sales in Russia, which required, in some cases, payment of an agent fee to ECI or an affiliate of ECI. The agreement governing this arrangement may be terminated by either party with three months written notice. In the event ECI, a successor entity to ECI or an affiliate entity of ECI, is unable to continue to sell our products for any reason, elects not to sell our products or elects to terminate this agreement, then our business and results of operations would likely be materially harmed.

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

For the fiscal years ended December 31, 2007, 2006, and 2005, revenues from outside North America were approximately, $93.1 million, $81.8 million, and $63.0 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales include:

•	difficulty enforcing contracts and collecting accounts receivable in foreign jurisdictions, leading to longer collection periods;

•	certification and qualification requirements relating to our products;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in foreign regulatory requirements, including import and export regulations, and currency exchange rates;

•	certification and qualification requirements for doing business in foreign jurisdictions;

•	inadequate protection for intellectual property rights in certain countries;

•	less stringent adherence to ethical and legal standards by prospective customers in certain foreign countries, including compliance with the Foreign Corrupt Practices Act;

•	potentially adverse tax consequences;

•	unfavorable foreign exchange movements which could result in decreased revenues and/or increased expenses; and

•	political and economic instability.

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

The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and management’s assessment of internal controls over financial reporting will be subject to annual audits by our independent auditors. We are presently evaluating our internal controls for compliance. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure. Although our review is not complete, we have taken steps to improve our internal control structure by hiring or transferring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, we cannot be certain regarding when we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

In order to be successful, we must also hire, retain and motivate key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. We are currently recruiting for a new global head of sales to replace Mr. Pinhas Reich who has announced his retirement. Experienced management and technical, sales, marketing and support personnel in the telecommunications and networking industries are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and significant operations are located.

The failure to hire a global head of sales or the loss of services of any of our executives or of one or more other members of our executive management or sales team or other key employees, none of which is bound by an employment agreement for any specific term, could seriously harm our business.

We have a substantial employee presence in India and the hiring and retention of skilled employees in India has become increasingly difficult. If we are unable to hire and retain skilled employees in India and elsewhere, we may not be able to execute our business strategy.

As of December 31, 2007, we had a staff of 147 employees and contractors in India. Due to increased expansion into India of research and development by technology companies, hiring and retaining skilled employees has become increasingly difficult. In the past we have experienced substantial turnover and we expect this turnover to get worse as competition for skilled employees increases. If we are unable to retain our current employees and/or hire skilled employees in the future, we may not be able to execute on our business strategy.

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

Our I-Gate 4000 media gateways and our DCME products are exclusively manufactured for us by Flextronics, with the DCME products being manufactured by Flextronics through our relationship with ECI. The Flextronics manufacturing facility is located in Migdal-Haemek, Israel, which is located in northern Israel. While Flextronics has other locations across the world at which our manufacturing requirements may be fulfilled and we are in the process of diversifying our manufacturing capabilities to locations outside of the Middle East, any disruption to its Israeli manufacturing capabilities in Migdal-Haemek would likely cause a material delay in our manufacturing process. If we are forced or if we decide to switch the manufacture of our products to a different Flextronics facility, the time and expense of such switch along with the increased costs, if any, of operating in another location, would adversely affect our operations. In addition, while we expect that Flextronics will have the capacity to manufacture our products at facilities outside of Israel, there can be no assurance that such capacity will be available when we require it or upon terms favorable or acceptable to us. To the extent terrorism, or political, economic or social instability results in a disruption of Flextronics’ manufacturing facilities in Israel or ECI operations in Israel as they relate to our business, then our business, operating results and financial condition could be adversely affected.

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

Many of our 184 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a 24,747 square-foot facility for our corporate headquarters in San Jose, California. We also lease small sales office facilities in each of Fort Lauderdale, Florida; Herndon, Virginia; Brazil; Russia; Singapore; and the United Kingdom. In addition, we lease approximately 46,400 square feet in Petach Tikva, Israel for sales, development, support and general and administrative functions and 19,026 square feet in Pune, India for sales and development. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional facilities.

Item 3.	Legal Proceedings

We are not a party to any material legal proceeding. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock and Related Shareholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRAZ”. The following table summarizes the high and low bid quotations for our common stock as reported by the NASDAQ Global Market, beginning on the day our shares of common stock first traded, April 5, 2007.

	High		Low

Fiscal Year 2007
First quarter	$	N/A	$	N/A
Second quarter		$7.85		$5.40
Third quarter		$7.45		$5.25
Fourth quarter		$8.33		$3.65

As of February 29, 2008, we had approximately 202 shareholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following performance graph compares the cumulative total return to stockholders on our common stock for the period from April 5, 2007 (the date our shares of common stock first traded) through December 31, 2007 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph reflects an investment of $100 on April 5, 2007 in our common stock and in each of the indices and, in each case, assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

Comparison of Cumulative Total Return Among Veraz Networks, Inc.,
NASDAQ Composite Index and NASDAQ Telecommunications Index

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us that were not previously included in a quarterly report on a Form 10-Q or in a current report on Form 8-K.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2007 and 2006 and the consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for per share data)

Consolidated Statements of Operations Data:
Revenues:
IP Products	$79,369	$47,314	$24,474	$12,480	$8,246
DCME Products	24,360	38,563	41,681	48,105	42,430
Services	22,025	13,769	10,089	8,522	8,852

Total revenues	125,754	99,646	76,244	69,107	59,528

Costs of revenues	53,557	45,714	33,146	30,034	30,421

Gross profit	72,197	53,932	43,098	39,073	29,107
Operating Expenses:
Research and development, net	31,004	32,555	26,527	19,935	15,317
Sales and marketing	28,583	26,497	25,798	20,474	18,431
General and administrative	9,671	8,793	5,802	5,707	5,726

Total operating expenses	69,258	67,845	58,127	46,116	39,474

Income (loss) from operations	2,939	(13,913)	(15,029)	(7,043)	(10,367)
Other income, net	996	647	753	1,232	1,520

Income (loss) before income taxes	3,935	(13,266)	(14,276)	(5,811)	(8,847)
Income taxes	559	404	35	14	38

Net income (loss)	3,376	(13,670)	(14,311)	(5,825)	(8,885)
Deemed dividend on Series D convertible preferred stock	(5,980)	—	—	—	—

Net loss allocable to common stockholders	$(2,604)	$(13,670)	$(14,311)	$(5,825)	$(8,885)

Net loss allocable to common stockholder per share — basic and diluted	$(0.08)	$(1.02)	$(1.18)	$(0.50)	$(0.77)

Weighted average common shares	33,917	13,396	12,119	11,683	11,588

Related Party Transactions

The Consolidated Statements of Operations data shown above include the following related party transactions:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Revenues:
IP Products, related party sales	$289	$977	$1,857	$938	$244
DCME Products, related party sales	468	3,274	14,636	19,464	17,986
Cost of Revenues:
IP Products, costs arising from related party purchases	175	2,508	5,737	3,870	3,249
DCME Products, costs arising from related party purchases	7,895	13,723	15,511	19,644	19,619
Operating Expenses:
Research and development	2,166	4,525	1,501	675	591
Sales and marketing	4,413	3,942	3,839	4,707	4,500
General and administrative	354	535	576	475	470
Other income (expense):
Other income, related party	113	240	228	354	876

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$52,232	$23,189	$20,437	$28,324	$37,024
Working capital	60,677	7,561	10,116	26,247	33,266
Total assets	123,747	75,536	64,669	62,097	66,601
Redeemable and convertible preferred stock	—	64,541	57,993	57,993	57,993
Total stockholders’ deficit	67,540	(53,307)	(41,555)	(27,898)	(22,175)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operation should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this report.

Overview

We are a leading global provider of voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to transport, convert and manage data and voice traffic both over legacy TDM networks and IP networks, while enabling VoIP and other multimedia services. Our products include our IP products which consist of our ControlSwitch family of softswitch modules, our I-Gate 4000 family of media gateways and our Secure Communications Software enhancement to our DCME products and our DTX family of DCME products. We also offer services consisting of hardware and software maintenance and support, installation, training and other professional services.

Our business initially focused on the sale of DCME products and services. While the sale of DCME products continues to be a part of our business, it has declined and we expect DCME revenue to continue to decline over time.

Our DCME product revenues were $24.4 million, $38.6 million and $41.7 million in 2007, 2006 and 2005, respectively. We have increasingly focused our efforts on our IP products and we have experienced rapid growth in our IP product revenues. Our IP product revenues were $79.4 million, $47.3 million and $24.5 million in 2007, 2006 and 2005, respectively.

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

In April 2007, we completed our Initial Public Offering, or IPO, of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. In addition, ECI Telecom Ltd. sold 2,250,000 shares of its common stock in the Company in the offering, after which ECI Telecom Ltd.’s ownership in the Company decreased to approximately 27%. We raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	revenue recognition;

•	stock-based compensation; and

•	accounting for income taxes.

Revenue recognition.  DCME product revenues consist of revenues from the sale of our DCME hardware products. IP product revenues consist of revenues from the sale of the I-Gate family of media gateway hardware products, our ControlSwitch family of softswitch modules, and our Secure Communications Software. Services revenues consist of revenues from separately-priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation, training and other professional services.

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

Stock-based compensation.  Prior to January 1, 2006, we accounted for options granted to employees and directors using the intrinsic-value-based method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB Opinion No. 25, and Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, or FIN 44, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS No. 148, using the minimum value method.

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

As a result of the reassessed fair value of options granted during the nine months ended September 30, 2005, we recorded deferred stock-based compensation related to these options of $1.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. In 2007, 2006 and 2005, we amortized $316,000, $324,000, and $286,000, respectively, of deferred stock-based compensation. In 2007 and 2006, we reversed $22,000 and $18,000, respectively, of deferred stock-based compensation due to employee terminations. As of December 31, 2007, the total unamortized deferred stock-based compensation amounted to $352,000 and is expected to be amortized as follows: $315,000 in 2008, and $37,000 in 2009.

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

Under SFAS No. 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. We determined the expected term in accordance with the “simplified method “ as described in SAB No. 107, Disclosure About Fair Value of Financial Instruments. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The following weighted average assumptions were used to value options granted during the years ended December 31, 2007 and 2006, respectively:

	2007	2006

Expected term in years	6.24	6.31
Risk-free interest rate	4.66%	4.90%
Volatility	72%	78%
Dividend yield	—	—
Estimated fair value per share of underlying common stock	$8.34	$7.15

The estimated fair value per share of underlying common stock, prior to the initial public offering of the common stock, represented our best estimate at the time, based on input from our investment bankers and independent valuations.

The weighted average fair value per share of options granted to employees for the years ended December 31, 2007 and 2006, was approximately $5.75 and $5.86, respectively.

In 2007 we granted 526,720 restricted stock units (RSUs) with a weighted average fair value per share of $5.85. These RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the RSUs expensed are based on the closing market price of our common stock on the date of grant and are amortized on a straight-line basis over the requisite service period.

In accordance with SFAS No. 123R, unamortized compensation expense on stock-based awards after January 1, 2006 is not included in deferred stock-based compensation. As of December 31, 2007, the balance of $7.4 million of total unrecognized compensation costs, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted average period of approximately 3.0 years. In 2007 and 2006, the compensation expense on these stock-based awards amounted to $1,970,000 and $871,000, respectively.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

Results of Operations

Comparison of Years ended December 31, 2007 and 2006

Revenues

	Years Ended December 31,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(Dollars in thousands)

Revenues:
IP Products	$79,369	63%	$47,314	47%	$32,055	68%
DCME Products	24,360	19	38,563	39	(14,203)	(37)
Services	22,025	18	13,769	14	8,256	60

Total revenues	$125,754	100%	$99,646	100%	$26,108	26%

Revenue by Geography:
Europe, Middle East and Africa	$64,675	52%	$68,060	68%	$(3,385)	(5)%
North America	32,678	26	17,836	18	14,842	83
Asia Pacific and India	17,917	14	8,060	8	9,857	122
Caribbean and Latin America	10,484	8	5,690	6	4,794	84

Total revenues	$125,754	100%	$99,646	100%	$26,108	26%

The increase in revenues resulted from an increase in IP product revenues of $32.1 million and an increase in services revenues of $8.3 million, offset by a $14.2 million decline in DCME product revenues.

The increase in IP product revenues was attributable to the increase in the number of service providers deploying our products by forty in 2007, the recognition of revenues for new VoIP solution deployments, as well as expansion sales to existing service provider customers. Sales of static trunking solutions typically do not require customer acceptance. Prior to the fourth quarter of 2007, where evidence of customer acceptance was required before recognizing revenue for static trunking solutions, we did not consider delivery of the hardware, software and services to have occurred until evidence of acceptance was received from the customer. Beginning in the fourth quarter of 2007, we commenced recognizing revenue allocated to the hardware and software in static trunking solutions upon delivery of the hardware and software using the residual method and recognize revenue allocated to the installation services as the services are performed, resulting in a $1.3 million increase to revenue. In those circumstances the static trunking solution arrangement requires specific non-standard terms or specifications, such as special customization of the hardware and software, we defer revenue recognition until formal customer acceptance is received or it can be objectively demonstrated that those specifications have been attained, whichever occurs first.

We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods as customers migrate to next generation networks.

The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue as customers migrate from traditional voice networks including DCME products to IP products.

The increase in services revenues resulted from recognition of previously deferred revenue for VoIP solution deployments and the continued growth in IP services revenues, from both professional services and support and maintenance. IP services revenues increased to $16.1 million in 2007 from $7.9 million in 2006. DCME services revenues remained essentially unchanged at $5.9 million in the years ended December 31, 2007 and 2006, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks. The increase in our IP services revenues correlates to the increase in our IP product revenues and we expect IP services revenues to increase as IP product revenues increase.

The increase in revenues was derived from an increase in revenues attributable to customers in the North America, Asia Pacific and India, and Caribbean and Latin America regions by $29.5 million offset by a decrease in revenues derived from the Europe, Middle East and Africa region by $3.4 million. During the year ended December 31, 2007, revenues were 26% from North America and 74% international as compared to 18% from North America and 82% international during the year ended December 31, 2006. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(Dollars in thousands)

Cost of Revenues:
IP Products	$32,198	41%	$20,775	44%	$11,423	55%
DCME Products	8,566	35	14,809	38	(6,243)	(42)
Services	12,793	58	10,130	74	2,663	26

Total cost of revenues	$53,557	43%	$45,714	46%	$7,843	17%

Gross Profit:
IP Products	$47,171	59%	$26,539	56%	$20,632	78%
DCME Products	15,794	65	23,754	62	(7,960)	(34)
Services	9,232	42	3,639	26	5,593	154

Total gross profit	$72,197	57%	$53,932	54%	$18,265	34%

The increase in sales of IP products resulted in an increase in related cost of revenues, which was offset by lower cost of revenues related to the decrease in DCME product revenues.

Cost of IP product revenues increased by 55% resulting from an 68% increase in IP product revenues.

Cost of DCME product revenues decreased by 42%, which corresponds to a 37% decrease in DCME product revenues. In 2007, we recorded a non-recurring favorable adjustment to royalty costs on our DCME product revenues in the amount of $0.6 million.

The increase in cost of services revenues is due to an increase in labor and related expenses of $1.2 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, and to render support and maintenance and other professional services. In addition, overhead expenses for items such as facilities, equipment and depreciation, increased by $0.4 million, travel and related expenses increased by $0.1 million, cost of consultants and other third party services increased by $0.4 million and stock based compensation expense increased by $0.3 million.

Gross profit increased by $18.3 million. This increase was due to higher IP product revenues. IP product gross profit increased to $47.2 million for the year ended December 31, 2007 from $26.5 million in the year ended December 31, 2006, an increase of $20.6 million or 78%, which was caused by an increase in IP product revenues of 68% and in IP product margin of 3%. DCME product gross profit decreased to $15.8 million for the year ended December 31, 2007 from $23.8 million in the year ended December 31, 2006, a decrease of $8.0 million or 34%, which corresponds to a 37% decrease in DCME product revenues. Services gross profit increased to $9.2 million for the year ended December 31, 2007 from $3.6 million in the year ended December 31, 2006, an increase of $5.6 million or 154%, which was due to higher service revenues and higher services margin.

Gross margin, which is gross profit as a percentage of revenue, increased to 57% for the year ended December 31, 2007 from 54% for the year ended December 31, 2006. The margin improvement in IP product margin resulted from a higher mix of revenues from expansion sales as well as the benefit of cost reductions resulting from engineering improvements and renegotiations of terms with suppliers, both of which reduced our cost of revenues. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments. Additionally, we had an adjustment to royalty costs on our DCME product revenues. The gross margin on our DCME products in 2007 without the non-recurring favorable adjustment to royalty costs, in the amount of $0.6 million, would have been 62%. Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. We expect that DCME product gross margins will remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs. Services gross margin increased due to an increase in customer implementation activity and recognition of revenue of past implementation activity for which revenue recognition had been deferred and for which service costs had already been recognized in the periods they occurred.

Operating Expenses

	Years Ended December 31,
	2007		2006
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(Dollars in thousands)

Research and development, net	$31,004	25%	$32,555	33%	$(1,551)	(5)%
Sales and marketing	28,583	23	26,497	26	2,086	8
General and administrative	9,671	8	8,793	9	878	10

Total operating expenses	$69,258	55%	$67,845	68%	$1,413	2%

Research and development expenses, net.  Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $31.0 million for the year ended December 31, 2007 from $32.6 million in the year ended December 31, 2006. Grants received from the OCS were $1.5 million in the year ended December 31, 2007 and $1.3 million in the year ended December 31, 2006. The decrease in research and development expenses was primarily due to a decrease in bonuses in the amount of $1.0 million and a decrease in travel and related expense in the amount of $0.4 million. In 2007, we amended the employee bonus plan so that the quarterly bonus accrued is the lesser of 2% of total revenues in the quarter or the operating income in the quarter before the bonus accrual.

Research and development expenses, net were 25% of total revenues in 2007 and 33% of total revenues in 2006. We expect research and development expenses to increase on an absolute basis, but decrease as a percentage of total revenues.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses increased to $28.6 million for the year ended December 31, 2007 from $26.5 million in the year ended December 31, 2006. The increase in sales and marketing expenses was primarily due to an increase in sales commissions in the amount of $1.1 million as a result of increased sales. Additionally, commissions paid to independent sales agents increased by $1.5 million as a result of higher sales generated by such agents.

Sales and marketing expense were 23% of total revenues in 2007 and 26% of total revenues in 2006. We expect sales and marketing expenses to increase on an absolute basis as we add additional marketing staff and sales representatives, but decrease as a percentage of total revenues.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $9.7 million for the year ended December 31, 2007 from $8.8 million in the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to an increase in insurance expense in the amount of $0.7 million, which was principally a result of the increase in D&O insurance premiums associated with being a public company.

General and administrative expenses were 8% of total revenues in 2007 and 9% of total revenues in 2006. We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, including the additional costs and expenses associated with being a public company, but decrease as a percentage of total revenues.

Other income, net.  Other income, net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains and collection fees offset by interest expense and bank charges. Other income, net was $1.0 million in 2007 and $0.6 million in 2006. The increase was due to an increase in interest income of $0.9 million, as a result of the proceeds we received in the initial public offering of our common stock, which was offset by a decrease in foreign currency exchange gains of $0.5 million.

Income taxes.  Income taxes were $0.6 million in 2007 and $0.4 million in 2006. The income tax provision was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.

Net income (loss).  Net income was $3.4 million for the year ended December 31, 2007 as compared to a net loss of $13.7 million in the year ended December 31, 2006. The net income in 2007 was mainly attributable to the increase in gross profit of $18.3 million as compared to 2006 partially offset by an increase in operating expenses of $1.4 million.

Deemed dividend on Series D convertible preferred stock.  Upon the closing of the initial public offering of our common stock, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The beneficial conversion feature of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in the year ended December 31, 2007.

Comparison of Years ended December 31, 2006 and 2005

Revenues

	Years Ended December 31,
	2006		2005
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(Dollars in thousands)

Revenues:
IP Products	$47,314	47%	$24,474	32%	$22,840	93%
DCME Products	38,563	39	41,681	55	(3,118)	(7)
Services	13,769	14	10,089	13	3,680	36

Total revenues	$99,646	100%	$76,244	100%	$23,402	31%

Revenue by Geography:
Europe, Middle East and Africa	$68,060	68%	$53,887	71%	$14,173	26%
North America	17,836	18	13,248	17	4,588	35
Asia Pacific and India	8,060	8	6,666	9	1,394	21
Caribbean and Latin America	5,690	6	2,443	3	3,247	133

Total revenues	$99,646	100%	$76,244	100%	$23,402	31%

The increase in revenues resulted from an increase in IP product revenues of $22.8 million and an increase in services revenues of $3.7 million, offset by a $3.1 million decline in DCME product revenues.

The increase in IP product revenues was attributable to an increase in the number of service providers deploying our products by twenty in 2006 as well as expansion sales to existing service providers. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods.

The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue as customers migrate from traditional voice networks including DCME products to IP products.

The increase in services revenues resulted from an increase in IP services revenues from both professional services and support and maintenance to $7.9 million in 2006 from $4.1 million in 2005. DCME services revenues remained essentially unchanged at approximately $6.0 million in 2006 and 2005. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks. The increase in our IP services revenues correlates to the increase in our IP product revenues.

The increase in revenues was derived from an increase in revenues attributable to customers in all regions. In 2006, revenues were 18% from North America and 82% international as compared to 17% from North America and 83% international in 2005.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2006		2005
		Percentage		Percentage
		of Related		of Related	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(Dollars in thousands)

Cost of Revenues:
IP Products	$20,775	44%	$10,840	44%	$9,935	92%
DCME Products	14,809	38	16,953	41	(2,144)	(13)
Services	10,130	74	5,353	53	4,777	89

Total cost of revenues	$45,714	46%	$33,146	43%	$12,568	38%

Gross Profit:
IP Products	$26,539	56%	$13,634	56%	$12,905	95%
DCME Products	23,754	62	24,728	59	(974)	(4)
Services	3,639	26	4,736	47	(1,097)	(23)

Total gross profit	$53,932	54%	$43,098	57%	$10,834	25%

The increase in sales of IP products resulted in an increase in related cost of revenues, which was offset by lower cost of revenues related to the decrease in DCME product revenues.

Cost of IP product revenues increased by 92%, resulting from a 93% increase in IP product revenues.

Cost of DCME product revenues decreased by 13%, which corresponds to a 7% decrease in DCME product revenues.

The increase in cost of services revenues is due to an increase in labor and related expenses of $1.9 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, and to render support and maintenance and other professional services. In addition, overhead expenses for items such as facilities, equipment and depreciation, increased by $0.9 million, travel an related expenses increased by $0.9 million and cost of consultants and other third party services increased by $0.8 million.

Gross profit increased by $10.8 million. This increase was due to higher IP product revenues. IP product gross profit increased to $26.5 in 2006 from $13.6 million in 2005, an increase of $12.9 million or 95%, which corresponds to the 93% increase in IP product revenues. DCME product gross profit decreased to $23.8 million in 2006 from $24.7 million in 2005, a decrease of $1.0 million or 4%, which corresponds to a 7% decrease in DCME product revenues. Services gross profit decreased to $3.6 million in 2006 from $4.7 million in 2005.

Gross margin, which is gross profit as a percentage of revenue, decreased to 54% in 2006 from 57% in 2005. The decrease in gross margin was primarily due to a decrease in services gross margin resulting from higher labor expenses. Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. We expect that DCME product gross margins will remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs. Services gross margin decreased due to increased services costs resulting from an increase in customer implementation activity for which revenue has not yet been recognized.

Operating Expenses

	Years Ended December 31,
	2006		2005
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(Dollars in thousands)

Research and development, net	$32,555	33%	$26,527	35%	$6,028	23%
Sales and marketing	26,497	26	25,798	34	699	3
General and administrative	8,793	9	5,802	7	2,991	52

Total operating expenses	$67,845	68%	$58,127	76%	$9,718	17%

Research and development expenses, net.  Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, increased to $32.6 million in 2006 from $26.5 million in 2005. Grants received from the OCS were $1.3 million in 2006 and $1.6 million in 2005. The increase in research and development expenses was due to an increase in headcount, consultants and related expense of $4.3 million due to staffing for our new access services solutions, or Class 5 services solutions, and the general need for IP product engineers to continue to develop our products. In addition, depreciation expense increased by $1.0 million and purchases of non-capitalized information technology equipment increased by $0.3 million.

Research and development expenses, net were 33% of total revenues in 2006 and 35% of total revenues in 2005.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses increased to $26.5 million in 2006 from $25.8 million in 2005. The increase in sales and marketing expenses was due to an increase in labor and related expenses as a result of an increase in sales and marketing headcount and related activities offset by a decrease in fees paid to independent sales agents and improved direct sales force productivity.

Sales and marketing expense were 26% of total revenues in 2006 and 34% of total revenues in 2005.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $8.8 million in 2006 from $5.8 million in 2005. The increase in general and administrative expenses was due to an increase of $1.7 million in fees for audit, legal, information technology support and other professional services and an increase in headcount and related expenses of $1.1 million. During 2006, we increased our headcount in general and administrative functions to enable us to meet our financial disclosure and other requirements in anticipation of becoming a public company. Further, we incurred substantial expenses related to our audits for 2005, 2004 and 2003.

General and administrative expenses were 9% of total revenues in 2006 and 7% of total revenues in 2005.

Other income, net.  Other income, net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains, and collection fees earned offset by interest expense and bank charges. Other income, net was $0.6 million in 2006 and $0.8 million in 2005. The decrease in other income (expense), net was a result of us obtaining loans in 2006 for which we incurred interest expenses of $0.9 million in

2006. The increase in interest expense was partially offset by a foreign currency exchange gain realized of $0.6 million in 2006.

Income taxes.  Income taxes were $404,000 in 2006 and $35,000 in 2005. The income tax provision for 2006 was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.

Net income (loss).  Net loss decreased to $13.7 million in 2006 from $14.3 million in 2005. The slight decrease in the net loss was mainly attributable to the increase in gross profit of $10.8 million offset by an increase in the expense associated with the increase in worldwide headcount and related expense for compensation and benefits.

Liquidity and Capital Resources

In April 2007, we raised a total of $54.0 million in gross proceeds from the initial public offering of our common stock, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. Before the initial public offering of our common stock we satisfied our liquidity needs primarily through private sales of our preferred stock, bank borrowing, sale of trade receivables and, to a lesser extent, grants received from the OCS. At December 31, 2007, we had unrestricted cash and cash equivalents and short-term investments of $57.6 million, an increase of $34.4 million from December 31, 2006. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months.

Operating Activities

Net cash used in our operating activities was $12.7 million and $5.3 million during the years ended December 31, 2007 and 2006, respectively.

The increase in net cash used in our operating activities in 2007 was primarily attributable to a decrease in deferred revenue in the amount of $13.2 million and an increase in accounts receivable of $16.4 million, net of receivables sold during the period in the total amount of $36.0 million. We also had an increase in prepaid expenses and other current assets in the amount of $5.7 million primarily due to an increase in advance payments made to suppliers and in estimated reimbursements from the OCS. The amount of cash used was offset by a decrease in inventories and an increase in accounts payable, accrued expenses and in the net amount due to related parties in the aggregate amount of $13.2 million. These were all related to sales growth and expanded operations. In addition, we incurred $3.7 million and $2.3 million of depreciation and stock-based compensation, respectively, which are non-cash expenses. Our working capital increased to $60.7 million as of December 31, 2007 from $7.6 million as of December 31, 2006.

Net cash used by our operating activities in 2006 was primarily attributable to our net loss of $13.7 million. We had an increase in accounts receivable of $4.0 million, net of receivables sold during the period in the total amount of $15.3 million. We also had an increase in inventories and prepaid expenses and other current assets of $5.1 million, and a decrease in the net amount due to related parties of $0.9 million. This was offset by increases in deferred revenue, accounts payable and accrued expenses in the aggregate amount of $13.5 million. We incurred $3.4 million and $1.2 million of depreciation and stock-based compensation, respectively.

Investing Activities

Net cash used in our investing activities was $8.6 million and $2.1 million during the years ended December 31, 2007 and 2006, respectively.

Investing activities in 2007 consisted primarily of net purchases of short-term investments of $5.4 million and of property and equipment of $3.2 million.

Investing activities in 2006 consisted primarily of purchases of property and equipment of $4.2 million which was offset by decreases in our restricted cash and short term investments in the aggregate amount of $2.2 million.

Financing Activities

Net cash provided by our financing activities was $50.4 million and $10.2 million during the years ended December 31, 2007 and 2006, respectively.

Net cash provided by our financing activities in 2007 primarily consisted of proceeds from the initial public offering of our common stock in the amount of $54.0 million, offset by cash paid related to offering costs in the amount of $5.9 million, and to a lesser extent of net proceeds from the second closing of our Series D convertible preferred stock financing in the amount of $3.4 million and of proceeds received from the exercise of stock options in the amount of $0.6 million. In addition, in 2007 we repaid our loan payable by $1.7 million.

Net cash provided by our financing activities in 2006 primarily consisted of net proceeds from the first closing of our Series D convertible preferred stock financing in the amount of $6.5 million and of a net increase in borrowings in the amount of $4.6 million, and to a lesser extent of proceeds received from the exercise of stock options and the issuance and exercise of a warrant in the aggregate amount of $0.6 million, offset by cash paid related to our offering costs in the amount of $1.5 million.

Contractual Obligations and Commitments

As of December 31, 2007, the following summarizes our future contractual obligations for the periods presented (in thousands):

	Payment Due
		January 1,	January 1,	January 1,
		2008	2009	2010
		through	through	through
		December 31,	December 31,	December 31,
	Total	2008	2009	2011

Contractual Obligations:
Debt obligations	$3,453	$3,453	$—	$—
Operating lease obligations	4,542	1,756	1,196	1,590
Purchase obligations	3,742	3,742	—	—

Total	$11,737	$8,951	$1,196	$1,590

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which will become effective in 2009. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The provisions of SFAS No. 160 will be applied prospectively and is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS No. 141(R) will be dependent on the future business combinations that we may pursue after its effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt this Statement in fiscal year 2008 and are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 is effective for us beginning with our 2008 fiscal year, at which time it will be applied prospectively. In February 2008, the FASB agreed to partially defer the effective date of SFAS No. 157 for one year, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The provisions of SFAS No. 157 are not expected to have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Nearly all of our revenue, costs and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. For example, if the exchange rate between the U.S. dollar and the New Israeli Shekel would fluctuate by 10% our operating expenses would have increased or decreased by approximately $1.5 million in 2007.

During 2006, we entered into forward exchange contracts with banks as counterparties to manage the risk of fluctuations in our results of operations and cash flows due to changes in exchange rates between the U.S. dollar and the New Israeli Shekel. We did not enter into any forward foreign currency contracts during the year ended December 31, 2007.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short term investments totaling $58.2 million at December 31, 2007. These amounts were invested primarily in commercial paper and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

As of December 31, 2007, we had $3.3 million of debt outstanding. Our loan agreement provides for a stated fixed interest rate of 9.78% per annum.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Veraz Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Veraz Networks, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable and convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veraz Networks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2(t) to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/  KPMG LLP

Mountain View, California
March 14, 2008

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share and per
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$52,232	$23,189
Restricted cash	610	500
Short-term investments	5,354	—
Accounts receivable (net of allowances of $151 and $183 as of December 31, 2007 and 2006, respectively)	40,814	24,451
Inventories	9,505	14,203
Prepaid expenses	1,497	2,578
Deferred tax assets	410	—
Other current assets	5,776	1,889
Due from related parties	686	1,452

Total current assets	116,884	68,262
Property and equipment, net	6,720	7,123
Other assets	143	151

Total assets	$123,747	$75,536

LIABILITIES, REDEEMABLE AND CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,066	$8,435
Accrued expenses	16,983	15,683
Income tax payable	219	258
Current portion of loan payable (net of unamortized discount of $170 and $433 as of December 31, 2007 and 2006, respectively)	3,147	1,277
Current portion of deferred revenue	14,354	27,074
Due to related parties	10,438	7,974

Total current liabilities	56,207	60,701
Loan payable, less current portion (net of unamortized discount of $170 as of December 31, 2006)	—	3,147
Noncurrent portion of deferred revenue	—	454

Total liabilities	56,207	64,302

Commitments and contingencies (Note 9)
Redeemable and convertible preferred stock:
Redeemable preferred stock, $0.001 par value; none and 14,000,049 shares authorized; none and 14,000,049 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	19,796
Convertible preferred stock, $0.001 par value; none and 41,000,000 shares authorized; none and 18,529,098 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	44,745

Total redeemable and convertible preferred stock	—	64,541

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value; 10,000,000 and none shares authorized; none shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized; 41,100,459 and 13,789,287 shares issued and outstanding at December 31, 2007 and 2006, respectively	41	14
Additional paid-in capital	124,081	6,975
Deferred stock-based compensation	(352)	(690)
Accumulated deficit	(56,230)	(59,606)

Total stockholders’ equity (deficit)	67,540	(53,307)

Total liabilities, redeemable and convertible preferred stock, and stockholders’ equity (deficit)	$123,747	$75,536

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues:
IP Products	$79,369	$47,314	$24,474
DCME Products	24,360	38,563	41,681
Services	22,025	13,769	10,089

Total revenues	125,754	99,646	76,244

Cost of Revenues:
IP Products	32,198	20,775	10,840
DCME Products	8,566	14,809	16,953
Services	12,793	10,130	5,353

Total cost of revenues	53,557	45,714	33,146

Gross profit	72,197	53,932	43,098

Operating Expenses:
Research and development (net of grants from the Office of the Chief Scientist in Israel of $1,503, $1,281 and $1,553 in 2007, 2006 and 2005, respectively)	31,004	32,555	26,527
Sales and marketing	28,583	26,497	25,798
General and administrative	9,671	8,793	5,802

Total operating expenses	69,258	67,845	58,127

Income (loss) from operations	2,939	(13,913)	(15,029)
Other income (expense):
Interest income	2,103	1,186	919
Other income	354	988	350
Interest expense	(846)	(915)	(4)
Other expense	(615)	(612)	(512)

Other income (expense), net	996	647	753

Income (loss) before income taxes	3,935	(13,266)	(14,276)
Income taxes	559	404	35

Net income (loss)	3,376	(13,670)	(14,311)
Deemed dividend on Series D convertible preferred stock	(5,980)	—	—

Net loss allocable to common stockholders	$(2,604)	$(13,670)	$(14,311)

Net loss allocable to common stockholders per share — basic and diluted	$(0.08)	$(1.02)	$(1.18)

Weighted average shares outstanding used in computing net loss allocable to common stockholders per share — basic and diluted:	33,917,298	13,396,125	12,119,485

Related Party Transactions

The Consolidated Statements of Operations shown above include the following related party transactions:

	Years Ended December 31,
	2007	2006	2005

Revenues:
IP Products, related party sales	$289	$977	$1,857
DCME Products, related party sales	468	3,274	14,636
Cost of Revenues:
IP Products, costs arising from related party purchases	175	2,508	5,737
DCME Products, costs arising from related party purchases	7,895	13,723	15,511
Operating Expenses:
Research and development	2,166	4,525	1,501
Sales and marketing	4,413	3,942	3,839
General and administrative	354	535	576
Other income (expense):
Other income, related party	113	240	228

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable and Convertible Preferred Stock, and Stockholders’ Equity (Deficit)

					Stockholders’ Equity (Deficit)
	Redeemable		Convertible				Additional	Deferred		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity Deficit
	(In thousands, except share and per share data)

Balance at January 1, 2005	14,000,049	$19,796	17,482,502	$38,197	11,895,518	$12	$3,741	$(26)	$(31,625)	$(27,898)
Exercise of stock options	—	—	—	—	1,107,375	1	336	—	—	337
Stock-based compensation in connection with stock options granted to non employees	—	—	—	—	—	—	5	—	—	5
Deferred stock-based compensation related to options granted to employees	—	—	—	—	—	—	1,318	(1,318)	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	312	—	312
Net loss	—	—	—	—	—	—	—	—	(14,311)	(14,311)

Balance at December 31, 2005	14,000,049	19,796	17,482,502	38,197	13,002,893	13	5,400	(1,032)	(45,936)	(41,555)
Exercise of stock options	—	—	—	—	786,394	1	276	—	—	277
Stock-based compensation in connection with stock options granted to non employees	—	—	—	—	—	—	7	—	—	7
Issuance of warrant to purchase Series C convertible preferred stock	—	—	—	—	—	—	439	—	—	439
Exercise of warrant to purchase Series C convertible preferred stock	—	—	50,000	86	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of issuance cost of $56	—	—	996,596	6,462	—	—	—	—	—	—
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	871	—	—	871
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	—	(18)	18	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	324	—	324
Net loss	—	—	—	—	—	—	—	—	(13,670)	(13,670)

Balance at December 31, 2006	14,000,049	19,796	18,529,098	44,745	13,789,287	14	6,975	(690)	(59,606)	(53,307)
Exercise of stock options	—	—	—	—	1,001,461	1	629	—	—	630
Issuance of Series D convertible preferred stock, net of issuance cost of $37	—	—	527,355	3,412	—	—	—	—	—	—
Cashless exercise of warrant to purchase Series C convertible preferred stock	—	—	12,744	—	—	—	—	—	—	—
Redemption of redeemable preferred stock	(14,000,049)	(19,796)	—	—	—	—	19,782	—	—	19,782
Conversion of Series C convertible preferred stock	—	—	(17,545,246)	(38,283)	17,545,246	17	38,266	—	—	38,283
Deemed dividend on Series D convertible preferred stock	—	—	—	5,980	—	—	(5,980)	—	—	(5,980)
Conversion of Series D convertible preferred stock	—	—	(1,523,951)	(15,854)	1,993,325	2	15,852	—	—	15,854
Issuance of common stock in IPO (net of issuance cost of $7,384)	—	—	—	—	6,750,000	7	46,609	—	—	46,616
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	1,641	—	—	1,641
Stock-based compensation in connection with restricted stock units granted to employees	—	—	—	—	—	—	267	—	—	267
Stock-based compensation in connection with restricted stock issued to employee	—	—	—	—	10,000	—	62	—	—	62
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	—	(22)	22	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	316	—	316
Release of shares of common stock upon vesting of restricted stock units	—	—	—	—	11,140	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	3,376	3,376

Balance at December 31, 2007	—	$—	—	$—	41,100,459	$41	$124,081	$(352)	$(56,230)	$67,540

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$3,376	$(13,670)	$(14,311)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,691	3,401	2,041
Stock-based compensation	2,286	1,202	317
Provision for doubtful accounts	97	(68)	(44)
Amortization of debt issuance cost	433	55	—
Deferred income taxes	(502)	—	—
Net changes in operating assets and liabilities:
Accounts receivable	(36,050)	(19,340)	(6,574)
Sold accounts receivable	19,635	15,322	3,121
Inventories	4,698	(4,997)	(4,447)
Prepaid expenses and other current assets	(5,698)	(136)	(47)
Due from related parties	766	1,327	1,083
Accounts payable	3,973	4,800	2,147
Accrued expenses	1,300	1,370	5,455
Income tax payable	(39)	258	—
Deferred revenue	(13,174)	7,373	9,412
Due to related parties	2,464	(2,239)	(785)

Net cash used in operating activities	(12,744)	(5,342)	(2,632)

Cash flows from investing activities:
Restricted cash	(110)	1,692	(919)
Maturities and sales of short-term investments	4,732	500	—
Purchases of short-term investments	(10,086)	—	(500)
Purchases of property and equipment	(3,201)	(4,173)	(4,159)
Other assets	55	(95)	(14)

Net cash used in investing activities	(8,610)	(2,076)	(5,592)

Cash flows from financing activities:
Proceeds from sale of common stock in connection with the Company’s initial public offering	54,000	—	—
Payment of underwriting discounts and other offering costs	(5,921)	(1,463)	—
Proceeds from the exercise of stock options	630	277	337
Proceeds from issuance of warrant to purchase Series C convertible preferred stock	—	223	—
Proceeds from exercise of warrant to purchase Series C convertible preferred stock	—	86	—
Proceeds from issuance of Series D convertible preferred stock	3,449	6,518	—
Issuance cost for Series D convertible preferred stock	(37)	(56)	—
Redemption of redeemable preferred stock	(14)	—	—
Proceeds from borrowings	—	19,585	—
Repayment of borrowings	(1,710)	(15,000)	—

Net cash provided by financing activities	50,397	10,170	337

Net increase (decrease) in cash and cash equivalents	29,043	2,752	(7,887)
Cash and cash equivalents at beginning of year	23,189	20,437	28,324

Cash and cash equivalents at end of year	$52,232	$23,189	$20,437

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$376	$873	$4

Income taxes	$944	$10	$16

Noncash financing activities:
Deemed dividend on Series D convertible preferred stock	$5,980	$—	$—

Warrant issued in connection with loan	$—	$216	$—

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	The Company

Veraz Networks, Inc. (the Company) was incorporated under the laws of the State of Delaware on October 18, 2001. The Company is a provider of voice infrastructure solutions to established and emerging wireline and wireless service providers. Service providers use the products to transport, convert and manage voice traffic over both legacy Time-Division Multiplexing (TDM) and Internet Protocol (IP) networks, while enabling voice over IP, or VoIP, and other multimedia services. The Company’s ControlSwitch softswitch solution and I-Gate 4000 family of media gateway products, enable service providers to deploy IP networks and efficiently migrate from their legacy circuit-switched networks to IP networks.

In April 2007, the Company completed its Initial Public Offering (IPO) of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share. In addition, ECI Telecom Ltd. (ECI Telecom) sold 2,250,000 shares of its common stock in the Company in the offering after which ECI Telecom’s ownership in the Company decreased to approximately 27%. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. Upon the closing of the IPO, all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,538,571 shares of common stock, and all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000. The conversion of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in 2007.

(2)	Summary of Significant Accounting Policies

The significant accounting policies of the Company are as follows:

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of Veraz Networks, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include account receivables valuation, deferred tax asset valuation, revenue recognition, contingencies, and stock options valuation. Actual results could differ materially from those estimates.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several high credit quality financial institutions. Cash equivalents consist primarily of commercial paper and money market investments and amounted to $29.7 million and $17.5 million at December 31, 2007, and 2006, respectively.

(d)	Restricted Cash

Restricted cash represents collateral securing guarantee arrangements with banks. The amounts expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services or expiration of the term of the product warranty or maintenance period.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(e)	Investments

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

(f)	Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.

When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 2(h)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment in accordance with American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4: Inventory Pricing, and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item (see Note 6). These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.

(g)	Concentrations

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

Pursuant to the DCME Agreement with ECI Telecom, a related party, the Company derives a significant portion of its revenues from sales of DCME products (19%, 39% and 55% of revenues during 2007, 2006 and 2005, respectively) and related services (5%, 6% and 8% of revenues during 2007, 2006 and 2005, respectively). Through 2005, ECI Telecom also acted as the sole source supplier for the Company’s I-Gate line of media gateways (see Note 4).

The Company receives certain of its components from other sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer, supplier or ECI Telecom to fulfill supply requirements of the Company could materially impact future operating results.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The substantial majority of the manufacturing of the Company’s hardware products occurs in Israel. In addition, a portion of the Company’s operations is located in Israel, which includes the Company’s entire media gateway research and development team. The continued threat of terrorist activity or other acts of war or hostility against Israel have created uncertainty throughout the Middle East. To the extent this results in a disruption of the Company’s operations or delays of its manufacturing capabilities or shipments of its products, then the Company’s business, operating results and financial condition could be adversely affected.

The following customers contributed 10% or more of the Company’s revenues for the years ended December 31, 2007, 2006 and 2005, respectively, or accounts receivable and due from related parties as of December 31, 2007 and 2006, respectively. The Company has not experienced credit issues with any of these customers.

	Years Ended December 31,
	2007	2006	2005

Revenues:
ECI Telecom and its subsidiaries	*	*	21%
Belgacom	*	12%	*
Classica	*	12%	10%
Technoserv	*	*	13%

	December 31,
	2007	2006

Accounts Receivable and Due from Related Parties:
Classica	*	16%

*	Represents less than 10%

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

		Charges
	Beginning	(Reductions) to		Ending
	Balance	Operations	Write-Offs	Balance

Accounts receivable allowances:
Year ended December 31, 2007	$183	97	(129)	$151
Year ended December 31, 2006	$586	(68)	(335)	$183
Year ended December 31, 2005	$647	(44)	(17)	$586

(h)	Revenue Recognition

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

As discussed in Notes 2(g) and 4, the Company is the exclusive distributor of DCME products under the DCME Agreement with ECI Telecom, a related party. The Company has determined that revenues from sales of DCME products should be reported on a gross basis after considering the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF Issue No. 99-19). Specifically, the Company is the primary obligor, maintains the general inventory risk, and determines the product specifications based on the customer’s order.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(ii) Delivery has occurred

For standalone sales of DCME products, revenue is recognized when title and risk of loss have passed to the customer, which is typically at time of shipment. Revenue is recognized for installation services, if any, as the services are performed. The Company sells its DCME products through its direct sales force and channel partners. For DCME products sold through indirect channels, revenue is recognized either on a sell-in basis or when the channel partner sells the product to the end user, depending on the Company’s experience with the individual channel partner.

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

Sales of static trunking solutions typically do not require customer acceptance. Prior to the fourth quarter of 2007, where evidence of customer acceptance was required before recognizing revenue for static trunking solutions, the Company did not consider delivery of the hardware, software and services to have occurred until evidence of acceptance was received from the customer. Beginning in the fourth quarter of 2007, the Company commenced recognizing revenue allocated to the hardware and software in static trunking solutions upon delivery of the hardware and software using the residual method and recognizes revenue allocated to the installation services as the services are performed. In those circumstances the static trunking solution arrangement requires specific non-standard terms or specifications, such as special customization of the hardware and software, the Company defers revenue recognition until formal customer acceptance is received

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

or it can be objectively demonstrated that those specifications have been attained, whichever occurs first. In the fourth quarter of 2007, the Company recognized revenues of $1.3 million for sales of static trunking solutions using the residual method prior to obtaining evidence of customer acceptance.

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

For sales of Secure Communications solutions, delivery of the DCME hardware and Secure Communications Software is considered to have occurred when title and risk of loss has passed to the customer, which is typically at time of shipment. Installation services are generally not sold as part of a Secure Communications solution and are not considered essential to the functionality of the hardware or software. For sales of Secure Communication solutions that include installation but do not include PCS, the Company recognized revenue upon completion of those installation services prior to the third quarter of 2006, as these services did not have VSOE. Generally, sales of Secure Communication solutions do not include a stated renewal rate for PCS. Under those arrangements the entire arrangement fee is deferred and recognized ratably over the PCS term, which always exceeds the period over which the installation services are performed. In the event an arrangement has a stated renewal rate for PCS, then the Company uses that rate as VSOE for the PCS.

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

(iii) The fee is fixed or determinable

The Company does not offer a right of return to its customers. Arrangement fees are generally due within one year or less from the later of the date of delivery or acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees are considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized equal to the cumulative amount due and payable after allocating a portion of the cumulative amount due and payable to any undelivered elements (generally PCS) based on VSOE, after delivery and acceptance of the software, hardware and services, and assuming all other revenue recognition criteria are satisfied. As discussed in Note 2(f), “Inventories,” the Company defers the cost of inventory when products have been shipped, but have not yet been installed or accepted, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which IP revenue recognition is limited to amounts due and payable, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

(iv) Collectibility is probable

Collectibility is assessed on a customer-by-customer basis. The Company evaluates the financial position, payment history, and ability to pay of new customers, and of existing customers that substantially expand their commitments. If it is determined prior to revenue recognition that collectibility is not probable,

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent less than 1% of revenues in each of 2007, 2006 and 2005, respectively. Shipping and handling costs are included in cost of revenues.

For purposes of classification in the consolidated statements of operations, revenue from sales of static trunking solutions, VoIP solutions, and Secure Communications solutions is allocated between DCME Products, IP Products and Services, as applicable, based on VSOE for any elements for which VSOE exists or based on the relative stated invoice amount for elements for which VSOE does not exist.

(i)	Deferred Revenue

Deferred revenue represents fixed or determinable amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenues represents deferred revenue that is expected to be recognized as revenue within 12 months from the balance sheet date.

(j)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives used consist of three years for furniture, computer equipment and related software and five years for production, engineering and other equipment. Depreciation of leasehold improvements is computed using the shorter of the remaining lease term or five years.

(k)	Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, intangible assets considered to have finite useful lives are amortized to expense over their respective useful lives. Acquired maintenance contracts and customer relationships are amortized on a straight-line basis with estimated useful lives of three years. The amortization of maintenance contracts and customer relationships is included in cost of revenues for DCME products and amounted to $60,000 in 2005. All intangible assets were fully amortized as of December 31, 2005.

(l)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(m)	Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $37,000, $231,000 and $114,000 in advertising costs in 2007, 2006 and 2005, respectively.

(n)	Capitalized Software Development Costs

Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized until the product is available for general release. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the quality assurance testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

(o)	Research and Development

Research and development expenses include payroll, employee benefits, equipment depreciation, materials, and other personnel-related costs associated with product development and are charged to expense as incurred.

(p)	Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS) as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues.

(q)	Foreign Currency Translation

For foreign subsidiaries using the U.S. dollar as their functional currency, transactions and monetary balances denominated in non-dollar currencies are remeasured into dollars using current exchange rates. Transaction gains or losses are recorded in other income (expense), net. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effect of these translation adjustments are reported as a separate component of stockholders’ equity.

(r)	Foreign Currency Forward Contracts

The Company enters into forward foreign exchange contracts where the counterparty is generally a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payroll expenses. Although the Company believes that these contracts are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Any derivative that is either not designated as a hedge, or is so designated but is ineffective per SFAS No. 133, is recorded at fair value and changes in fair value are recognized in income immediately. The Company did not have any forward contracts outstanding as of December 31, 2007 and 2006, respectively. As of December 31, 2005 the Company had $5,400,000 in forward contract for the purchase of new Israeli shekels. As of December 31, 2005 the fair value of the forward contracts was $20,000.

(s)	Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be more likely than not realized.

Income taxes payable are recorded whenever there is a difference between amounts reported by the Company in its tax returns and the amounts the Company believes it would likely pay in the event of an examination by the taxing authorities.

(t)	Stock-Based Compensation

The Company has stock-based compensation plans, which are described in Note 14(b). Prior to January 1, 2006, the Company accounted for options granted to employees and directors using the intrinsic-value-based method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (FIN 44), and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and SFAS No. 148, Accounting for Stock-Based — Compensation Transition and Disclosure (SFAS No. 148) using the minimum value method.

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

As a result of reassessing the fair value of its common stock, the Company recorded in 2005 deferred stock-based compensation of $1.3 million, related to options granted during the nine months ended September 30, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During 2007, 2006 and 2005, the Company amortized $316,000, $324,000, and $286,000 respectively, of deferred stock-based compensation. During 2007 and 2006, the Company reversed $22,000 and $18,000, respectively, of deferred stock-based compensation due to employee terminations. As of December 31, 2007, the total unamortized deferred stock-based compensation amounted to $352,000 and is expected to be amortized as follows: $315,000 in 2008 and $37,000 in 2009.

For disclosure purposes under SFAS No. 123, the fair value of each employee and director option granted was estimated on the date of grant using the minimum-value method with the following weighted average assumptions:

2005

Expected term in years	5
Risk-free interest rate	3.91%
Volatility	0%
Dividend yield	—

The weighted average minimum value per share of options granted to employees for the years ended December 31, 2005 under the minimum-value method amounted to approximately $0.20.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For pro forma disclosure purposes, the estimated minimum value of the options granted to employees is amortized using the straight-line method over the vesting period, typically four years. The pro forma information follows (in thousands, except per share data):

2005

Net loss, as reported	$(14,311)
Add:
Employee stock-based compensation included in reported loss as determined under the intrinsic-value method, net of related tax effects	312
Deduct:
Total employee stock-based compensation expense determined under minimum-value-based methods, net of related tax effects	(487)

Pro forma net loss	$(14,486)

Net loss per common share basic and diluted:
As reported	$(1.18)

Pro forma	$(1.20)

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

Under SFAS No. 123R, the Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined in accordance with the “simplified method” as described in SAB No. 107, Disclosure About Fair Value of Financial Instruments. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. As required by SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

The following weighted average assumptions were used to value options granted during the years ended December 31, 2007 and 2006, respectively:

	2007	2006

Expected term in years	6.24	6.31
Risk-free interest rate	4.66%	4.90%
Volatility	72%	78%
Dividend yield	—	—
Estimated fair value per share of underlying common stock	$8.34	$7.15

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated fair value per share of underlying common stock, prior to the IPO of the common stock, represented the Company’s best estimate at the time, based on input from the Company’s investment bankers and independent valuations.

The weighted average fair value per share of options granted to employees for the years ended December 31, 2007 and 2006, was approximately $5.75 and $5.86, respectively.

In 2007, the Company granted 526,720 restricted stock units (RSUs) with a weighted average fair value per share of $5.85. The amount of the RSUs expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period.

In accordance with SFAS No. 123R, unamortized compensation expense on stock based awards after January 1, 2006 is not included in deferred stock-based compensation. As of December 31, 2007, the balance of $7.4 million of total unrecognized compensation cost, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted average period of approximately 3.0 years. In 2007 and 2006, the compensation expense on these stock based awards amounted to $1,970,000 and $871,000, respectively.

(u)	Net Loss Allocable to Common Stockholders per Share

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

The following table sets forth potential shares of common stock that, by application of the treasury stock method and, for the convertible preferred stock, under the if-converted method, was not included in the diluted net loss allocable to common stockholders per share calculations because to do so would be anti-dilutive:

	Years Ended December 31,
	2007	2006	2005

Stock options	5,252,427	5,883,400	4,394,423
Stock options granted outside of plans	57,082	56,141	51,107
Restricted stock units	143,060	—	—
Warrants	—	11,449	—
Series C convertible preferred stock	—	17,532,502	17,482,502
Series D convertible preferred stock	—	1,303,545	—

The Company follows EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (EITF Issue No. 03-6), which establishes standards regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

only pertain to the Company’s common stock. There was no impact in applying EITF Issue No. 03-6 on the basic and diluted EPS, as to do so would have been anti-dilutive.

The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive. The convertible preferred stock is not included in the calculation of basic or diluted EPS as it is anti-dilutive for the years ended December 31, 2006 and 2005.

(v)	Fair Value of Financial Instruments

The fair value of financial instruments represents the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and the carrying amounts of financial instruments that are recognized at historical amounts.

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable, accounts payable, and short and long-term liabilities, approximate their fair value due to the nature, or short maturity, of these instruments.

(w)	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements. There was no significant difference between the Company’s net loss and its total comprehensive loss for the years ended December 31, 2007, 2006, and 2005.

(x)	Transfers of Financial Assets

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140), establishes a standard for determining when a transfer of financial assets should be accounted for as a sale. The underlying conditions are met for the transfer of financial assets to qualify for accounting as a sale. The transfers of financial assets are typically performed by the factoring of receivables to two financial institutions.

(y)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which will become effective in 2009. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The provisions of SFAS No. 160 will be applied prospectively and is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of adopting SFAS No. 141(R) will be dependent on the future business combinations that the Company may pursue after its effective date.

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

subsequent changes in fair value must be recorded in earnings. The Company will adopt this Statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 is effective for the Company beginning with its 2008 fiscal year, at which time it will be applied prospectively. In February 2008, the FASB agreed to partially defer the effective date of SFAS No. 157 for one year, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The provisions of SFAS No. 157 are not expected to have a material effect on the Company’s consolidated financial statements.

(z)	Reclassifications

Certain balances in the 2006 financial statements, resulting from transactions with related parties that were previously disclosed at gross amounts, have been reclassified to reflect that there is a right of off-set with the related party. This presentation conforms to the 2007 presentation.

(3)	Revision to previously reported amounts

In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company determined that it had incorrectly expensed $247,000 of DCME products in cost of revenues in the third quarter of 2006. This amount should have been capitalized in inventories.

In accordance with Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. Management concluded that the error was immaterial to the prior year financial statements, but that its correction in 2007 would be material. The consolidated balance sheet as of December 31, 2006 has been revised to reflect the capitalization of $247,000 in inventories with a corresponding reduction in accumulated deficit to correct the error.

The following table summarizes the effects of the revision (in thousands, except per share data):

	Year Ended
	December 31, 2006
	Previously
	Reported	As Revised

Balance Sheet:
Inventories	$13,956	$14,203
Stockholders deficit	$(53,554)	$(53,307)
Statement of Operations:
Loss from operations	$(14,160)	$(13,913)
Net loss	$(13,917)	$(13,670)
Net loss allocable to common stockholders per share — basic and diluted	$(1.04)	$(1.02)

In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2007, the Company made certain immaterial corrections to the consolidated balance sheet as of December 31, 2006, and the consolidated statement of cash flows for the year then ended, to reflect amounts previously reported in accounts payable and accrued expenses of $607,000 and $836,000, respectively, as amounts due to related parties. The

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

correction had no impact on the amounts reported in the consolidated statement of operations or on the amount reported as net cash used in operating activities.

(4)	Related Party Transactions

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at December 31, 2007 ECI Telecom held approximately 27% of the Company’s outstanding common stock (23% assuming full dilution). Additionally, one ECI Telecom employee serves as a member of the Company’s board of directors as of December 31, 2007.

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

The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The purchase price remained unchanged in 2007 and 2006. In 2007, the Company recorded a favorable adjustment to royalty costs on its DCME product revenues in the amount of $0.6 million. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the consolidated statements of operations.

The DCME Agreement also provided for the Company to function as ECI Telecom’s collection agent for certain specified DCME related receivables that were outstanding as of September 30, 2002. The Company received a collection fee of 10% or 20% of the receivable collected. Collection fees earned in the years ended December 31, 2007, 2006 and 2005 are included in other income in the consolidated statements of operations.

Through 2005, ECI Telecom also acted as the sole source supplier for the Company’s I-Gate line of media gateways, as governed under the VoIP Master Manufacturing and Distribution Agreement (the VoIP Agreement), which was executed in December 2002 and was effective through December 31, 2005. Under the VoIP Agreement, ECI Telecom was responsible for the manufacture of products pursuant to purchase orders placed by the Company. The price for each product was calculated in accordance with a pricing model that established a fixed profit percentage for ECI Telecom. In addition to the inventory purchased, as of December 31, 2006 the Company had open purchase commitments with ECI Telecom totaling approximately $0.1 million. Costs of these products are included in IP Products, cost of revenues in the consolidated statements of operations.

At the end of 2005, the Company gave notice to ECI Telecom that it would not renew the VoIP Agreement. Beginning in 2006, the Company purchases raw material and components to its I-Gate line of media gateways, under binding purchase orders for each product covered by a product forecast, from an unrelated third party.

The Company has historically also contracted with ECI Telecom for the use of certain of its Asian and European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses. The Company records revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product, and IP Product, revenues, in the consolidated statements of operations, depending on the nature of the products sold. The Company also reimburses these subsidiaries for certain operating expenses, such as local sales

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and marketing support. The Company has also contracted with ECI Telecom and certain of its Asian and European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative, in the consolidated statements of operations

The Company has appointed ECI Telecom as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensates ECI Telecom for agent services in Russia by paying a commission based on sales. Further, the Company has appointed ECI 2005, an affiliate of ECI Telecom, as a partner to provide services directly to customers in Russia. The Company’s Russian customers may purchase installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needs assistance in providing installation, training and maintenance services to its customers in Russia, ECI 2005 may purchase these services from the Company. The Company also reimburse ECI 2005 for the costs associated with the services activity. One employee of ECI Telecom serves on the Company’s Russian advisory committee.

On August 31, 2004, the Company entered into a sublease agreement with ECI Telecom that commenced on October 1, 2004 for office space of 4,279 square feet located in Florida, which was amended on January 31, 2006 to include an additional 652 square feet. The sublease of ECI Telecom will expire on March 31, 2008 and the Company expects to enter a new sublease agreement with ECI Telecom for a different location. The monthly rent for the sublease in 2007, 2006 and 2005 amounted to approximately $11,000, $10,000, and $9,000, respectively. ECI Telecom rent is included in general and administrative expense, in the consolidated statements of operations.

On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. During the years ended December 31, 2007 and 2006 and during the months of November and December 2005, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $1.9 million, $3.8 million and $0.6 million, respectively. As of December 31, 2007 and 2006, the Company had related party payables to Persistent in the amount of approximately $360,000 and $417,000 respectively.

In December 2005, one of the significant stockholders of the Company purchased 200,000 shares of common stock from an employee of the Company at a price per share that approximated the then current fair value, for total proceeds of $324,000.

In June 2006, the Company entered into a memorandum of understanding with ECI Telecom regarding the payment allocation of certain fees, costs, potential settlement amounts and other payments relating to a complaint filed against ECI Telecom, Inc., by a former employee who in the past had performed services for both the Company and ECI Telecom. Pursuant to this agreement, the Company agreed to pay 75% of such expenses and ECI Telecom agreed to pay 25% of such expenses. In May 2007, the complaint was settled by the parties and settlement costs were allocated based on the agreement.

(5)	Short-Term Investments

Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. The following is a summary of available-for-sale securities as of December 31, 2007 (in thousands):

	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)

Bonds, notes and other securities United States government and agencies	$3,093	$3,093	$—
Corporate bonds	1,489	1,489	—
Commercial paper	772	772	—

	$5,354	$5,354	$—

(6)	Balance Sheet Components

The following tables provide details of selected balance sheet items as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Inventories:
Finished products	$2,760	$1,413
Work in process at customers locations	3,084	8,056
Raw material and components	3,661	4,734

	$9,505	$14,203

	December 31,
	2007	2006

Property and equipment, net:
Computer equipment and software	$12,251	$10,306
Production, engineering and other equipment	10,308	9,351
Furniture and fixtures	467	378
Leasehold improvements	446	407
Vehicles	50	50

	23,522	20,492
Accumulated depreciation	(16,802)	(13,369)

	$6,720	$7,123

Depreciation expense in 2007, 2006 and 2005 was $3.7 million, $3.4 million and $2.0 million, respectively.

	December 31,
	2007	2006

Accrued expenses:
Accrued compensation and benefits	$7,665	$8,434
Accrued agent commissions	3,431	2,919
Other accrued expenses	5,887	4,330

	$16,983	$15,683

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Factoring

In 2007, 2006 and 2005, the Company sold trade receivables to financial institutions in a total amount of $19.6 million, $15.3 million, and $3.1 million, respectively. Control and risk of those trade receivables were fully transferred and accounted for as a sale in accordance with SFAS No. 140.

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

On December 7, 2006, the Company secured a loan with a financial institution in the face amount of $5.0 million. The loan bears stated interest of 9.78% and is granted for a period of two years with the principal due in seventeen monthly installments commencing on July 1, 2007. During the period December 2006 through June 2007, the Company made monthly interest payments on the loan. The loan is secured by certain assets, principally equipment, of the Company. The loan agreement required the Company to pay the financial institution a loan commitment fee of $340,000 and prepay interest of $75,000 for the period from the funding date through January 31, 2007. In addition, in connection with this transaction the Company sold a warrant to purchase 50,000 shares of Series C convertible preferred stock to the financial institution for $223,000. At the date of issuance the fair value of the warrant was estimated to be $439,000 (see Note 14(a)). The warrant was exercised in December 2006. The Company computed interest on the loan using the interest method. Based on the allocation of the net proceeds, between the loan and the warrant, the loan has an effective interest rate of approximately 19%. The loan does not contain financial covenants.

As of December 31, 2007 the future principal payments due in 2008 under the loan arrangement amounts to $3,287,000.

The Company accounts for the imputed discount on the loan using the interest method in accordance with APB Opinion No. 21, Interest on Receivables and Payables with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan.

As of December 31, 2007, the fair value of the loan amounted to approximately $3.3 million and the unamortized discount amounted to $170,000.

(9)	Commitments and Contingencies

(a)	Leases

The Company leases its facilities and certain vehicles under non-cancelable operating leases expiring on various dates through 2011. The following is a schedule by years of future minimum rental payments required under

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 (in thousands):

Year ended December 31, 2008	1,756
Year ended December 31, 2009	1,196
Year ended December 31, 2010	1,033
Year ended December 31, 2011	557

Total	$4,542

Amounts include the sublease obligation with ECI Telecom, a related party (see Note 4). Rent expense for all leases for the years ended December 31, 2007, 2006 and 2005 was approximately $2.9 million, $2.6 million and $1.9 million, respectively.

(b)	Office of the Chief Scientist Grants

Veraz Networks Ltd’s research and development efforts, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the OCS. In return for the OCS’s participation, Veraz Networks Ltd. is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as they become due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the years ended December 31, 2007, 2006, and 2005, amounted to $2.0 million, $1.2 million, and $0.6 million, respectively. As of December 31, 2007, and 2006, the royalty payable amounted to $1.3 million and $1.0 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $15.4 million as of December 31, 2007.

(c)	Indemnification Obligations

The Company enters into agreements in the ordinary course of business with, among others, customers, systems integrators, resellers, service providers, lessors, sub-contractor, sales representatives and parties to other transactions with the Company, with respect to certain matters. Most of these agreements require the Company to indemnify the other party against third party claims alleging that its product infringes a patent or copyright. Certain of these agreements require the Company to indemnify the other party against losses arising from: a breach of representations or covenants, claims relating to property damage, personal injury or acts or omissions of the Company, its employees, agents or representatives. In addition, from time to time the Company has made certain guarantees regarding the performance of its products to its customers.

The Company has procurement or license agreements with respect to technology that is used in the Company’s products. Under certain of these agreements, the Company has agreed to indemnify the supplier for certain claims that may be brought against such party with respect to Company’s acts or omissions relating to the supplied products or technologies or claims alleging that the vendor’s product in combination with Company’s product infringes a patent or copyright.

The duration and scope of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(d)	Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At December 31, 2007, and 2006 the maximum potential amount of future payments Veraz Networks Ltd. could be required to make under the guarantees, amounted to $482,000, and $732,000, respectively. At December 31, 2007, and 2006 the maximum potential amount of future payments Veraz Networks SARL in France could be required to make under the guarantees, amounted to $105,000, and $0, respectively. The guarantee term generally varies from six months to two years. The guarantees are usually provided for approximately 10% of the contract value.

At December 31, 2007 and 2006, the Company had $205,000 and $192,000, respectively, invested in a bank guarantee as a security for the Company’s office lease in Israel.

(e)	Purchase Commitments

The Company purchases raw material and components for its I-Gate line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of December 31, 2007 and 2006, the Company had open purchase commitments totaling $3.7 million and $3.3 million, respectively. The amount as of December 31, 2006 include purchase commitments with ECI Telecom, a related party (see Note 4).

(f)	Litigation

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activity. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

(10)	Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions through December 31, 2007.

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employments in certain other circumstances. The Company’s liability for severance payments are not reflected in the financial statements as the risks have been irrevocably transferred via payments made to funds in the name of the employee.

(11)	Income Taxes

The components of the Company’s income before income taxes for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States	$(5,719)	$(19,889)	$(15,738)
Foreign	9,654	6,623	1,462

Income (loss) before income taxes	$3,935	$(13,266)	$(14,276)

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s provisions for income taxes for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$—	$—	$—
State	5	11	22
Foreign	1,052	393	13

Total Current	1,057	404	35
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(498)	—	—

Total Deferred	(498)	—	—
Provision for income taxes	$559	$404	$35

The differences between income taxes computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes and the amounts reported in the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Federal tax expense (benefit) computed at statutory rate	$1,338	$(4,594)	$(4,854)
State taxes	3	7	14
Domestic net operating losses not benefited	1,747	6,359	5,216
Foreign rate differential	(2,730)	(1,859)	(484)
Stock option deduction	(462)	—	—
Non-deductible stock option expense	602	409	58
Permanent differences	61	82	85

Total income taxes	$559	$404	$35

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$21,450	$21,195
Research and development credits	5,206	4,176
Accruals and reserves	2,015	1,066
Depreciation and amortization	432	395
Israel	498	157

	29,601	26,989
Valuation allowance	(29,103)	(26,989)

Net deferred tax assets	$498	$—

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The net change in the valuation allowance was an increase of approximately $2.1 million, $5.2 million, and $6.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, recognized $498,000 in deferred tax assets attributable to its subsidiary in Israel. As of December 31, 2007, the current portion of the net deferred tax assets amounted to $410,000.

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $61.9 million and $17.3 million, respectively. These federal and state net operating loss carryforwards expire in varying amounts from 2021 to 2027, and 2013 to 2017, respectively. At December 31, 2007, the Company had federal research credits of approximately $3.0 million, which expire in varying amounts from 2022 to 2027, and state research credits of approximately $3.3 million, which have no expiration date.

Utilization of the Company’s net operating loss carryforwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has not determined whether an ownership change has occurred.

In 2003, the Company’s subsidiary in Israel received approval as an “Approved Enterprise” and became eligible for tax benefits under Israel’s Law for the Encouragement of Capital Investments, 1959 (the Law). Subject to compliance with applicable requirements, the portion of the Israeli subsidiary’s undistributed income derived from its Approved Enterprise program will be exempt from corporate tax for a period of two years. In addition, the subsidiary in Israel will enjoy a reduced tax rate of 15% commencing in the first year in which it generates taxable income. The period of tax benefits is subject to limits of the earlier of 12 years from the commencement of production, or 14 years from receiving the approval. Dividend distributions originating from the income of the approved enterprise will be subject to tax at the rate of 15%, provided that the dividend is distributed during the period stipulated under Israeli Law. In the event of a dividend distribution (including withdrawals and charges that are deemed to be dividends) out of the income originating from the approved enterprise, and on which the company received a tax exemption, the distribution is subject to corporate taxes at rates varying from 10% to 25% depending on the percentage of foreign investment holding in the company, as defined by the Law.

In 2007 and 2006, the Company recorded a provision of income taxes of $559,000 and $404,000, respectively. The tax provision was attributable to the Company’s profitable foreign operations, primarily Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In 2007, an Israeli court decision and related interpretations changed the application of net loss carry forwards, which resulted in a reduction of income tax expense of $250,000 as the Company believes that it is more likely than not that this treatment will be accepted by the Israeli tax authorities.

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. As of December 31, 2007, the Company had no unrecognized tax benefits. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company classifies interest and penalties related to tax contingencies as other expenses. As of December 31, 2007, the Company had not accrued for any interest or penalties related to tax contingencies.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years from its inception in 2001 through 2006. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2006, France for 2006, India for 2005 through 2006, Israel for 2003 through 2006, Singapore for 2005 through 2006, and the United Kingdom for 2005 through 2006.

(12)	Reverse Stock Split

On March 27, 2007, the Company effected a two-for-one (2:1) reverse split of its common stock, Series C convertible preferred stock and Series D convertible preferred stock. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock and Series C convertible preferred stock have been also retroactively adjusted to reflect the reverse stock split.

(13)	Preferred Stock

The following table provides details of each designated series of preferred stock outstanding as of December 31, 2006 (in thousands, except share and per share amounts):

		Shares		Liquidation	Aggregate	Aggregate
	Shares	Issued and		Preference	Liquidation	Redemption
	Authorized	Outstanding	Amount	per Share	Preference	Value

Redeemable preferred stock:
Series A-1	5,000,048	5,000,048	$15,871	$1.60	$8,000	$5
Series A-2	1	1	1,349	$1,000,000	1,000	—
Series B-1	9,000,000	9,000,000	2,576	$1.50	13,500	9

Subtotal	14,000,049	14,000,049	$19,796		$22,500	$14
Convertible preferred stock:
Series C	36,000,000	17,532,502	$38,283	$3.432	$60,172	$—
Series D	5,000,000	996,596	6,462	$6.54	6,518	—

Subtotal	41,000,000	18,529,098	$44,745		$66,690	$—
Total redeemable and convertible preferred stock:	55,000,049	32,529,147	$64,541		$89,190	$14

In January 2007, the Company completed the second closing of its Series D convertible preferred stock financing whereby it raised $3,449,000 in cash proceeds from the issuance of an additional 527,355 shares of Series D convertible preferred stock at $6.54 per share to existing shareholders.

Upon the closing of the IPO, all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000, and all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,538,571 shares of common stock. The conversion rate of the Series D convertible preferred stock equaled the quotient obtained by dividing the original issuance price of $6.54 by the product of the IPO price of a share of common stock multiplied by 62.5%. As a result of the beneficial conversion feature, the Company recorded, simultaneously with the closing of the Company’s IPO, a charge to net loss

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

allocable to common stockholders of approximately $6.0 million related to the deemed dividend to the holders of Series D convertible preferred stock.

The Company’s redeemable and convertible preferred stock are reported at their respective issuance date fair values in the accompanying consolidated balance sheets in accordance with EITF Topic No. D-98 Classification and Measurement of Redeemable Securities.

As of December 31, 2007, the Company had no redeemable or convertible preferred stock outstanding.

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

In connection with the loan obtained on December 7, 2006, the Company sold a warrant to purchase 50,000 shares of Series C convertible preferred stock at an exercise price of $1.716 per share to the lender for total cash proceeds of $223,000. The warrant vested immediately and was exercisable through December 31, 2006. On December 8, 2006, the warrant was exercised in full for total cash proceeds of approximately $86,000. At the date of issuance the Company estimated the fair value of the warrant to be $439,000 by using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.9%; expected volatility of 42%; dividend yield of 0%; the contractual term of approximately one month; and an estimated fair value per share of $10.50. The Company is amortizing the difference between the fair value of the warrant and the proceeds received for the warrant, in the amount of $216,000, as interest expense over the term of the loan.

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

not be allowed a deduction for any expense resulting from such grants. Further, grantees are not entitled to sell shares received upon exercise prior to the lapse of two years from the end of the tax year in which the options were granted.

Through December 31, 2007, the Company had reserved 10,438,138 shares of common stock for issuance under the 2001 and 2006 Plans. The share reserve under the 2006 Plan automatically increases on each January 1st, 2008 through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31st of the preceding calendar year, or a number of shares determined by the board of directors, but not in excess of 3,000,000 shares. Options may be granted for periods of up to ten years and at prices equal to the estimated fair value of the shares on the date of grant, as determined by the board of directors, provided, however, that the exercise price of an ISO or NSO granted under the Plans shall not be less than 100% or 85% of the estimated fair value of the shares on the date of grant, respectively. Options granted generally become exercisable over a period of four years, based on continued employment, with 25% of the shares underlying such options vesting one year after the vesting commencement date and with the remaining 75% of the shares underlying such options vesting in equal monthly installments during the following three years. Options generally terminate three months following the end of a grantee’s continuous service to the Company.

(c)	Restricted Stock Units and Restricted Stock

In 2007, the Company granted 526,720 RSUs, of which 11,140 have been released and 14,225 forfeited. These RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the RSUs expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period. The weighted average fair value of the of RSUs granted amounted to $5.85. In 2007, the Company also issued 10,000 shares of restricted stock, which vested immediately.

As of December, 2007 the Company had 501,355 RSUs outstanding with a total grant-date fair value of approximately $2,933,000.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(d)	Stock Award Activity

A summary of the Company’s stock award activity and related information for is set forth in the following table (aggregate intrinsic value in thousands):

				Weighted
	Number of			Average
	Shares	Number of	Weighted	Contractual	Aggregate
	Available	Options	Average	Life	Intrinsic
	for Grant	Outstanding	Exercise Price	(In Years)	Value

Balance at December 31, 2004	1,133,675	6,669,465	$0.34
Authorized	1,250,600	—	—
Options granted	(2,974,743)	2,974,743	$1.19
Options exercised	—	(1,107,375)	$0.30
Options cancelled and forfeited	888,180	(888,180)	$0.40

Balance at December 31, 2005	297,712	7,648,653	$0.67
Authorized	962,500	—	—
Options granted	(1,145,498)	1,145,498	$3.54
Options exercised	—	(786,394)	$0.35
Options cancelled and forfeited	183,883	(183,883)	$0.85

Balance at December 31, 2006	298,597	7,823,874	$1.12
Authorized	250,652	—	—
Restricted stock units and Restricted stock granted	(536,720)	—	—
Restricted stock units forfeited	14,225	—	—
Options granted	(265,750)	265,750	$8.34
Options exercised	—	(1,001,461)	$0.63
Options cancelled and forfeited	321,811	(321,811)	$2.86

Balance at December 31, 2007	82,815	6,766,352	$1.39	6.66	$24,568
Options vested and expected to vest at December 31, 2007		6,682,867	$1.37	6.64	$24,384
Options exercisable at December 31, 2007		4,913,774	$0.83	6.18	$19,829

(e)	Other Stock Based Compensation

In 2003 and 2004, the Company issued options to purchase and aggregate of 174,880 shares of common stock at prices of $0.35 and $0.50 per share to certain employees of ECI Telecom and its subsidiaries. Such options were issued outside of the Company’s stock option plans. The Company recorded compensation expense relating to these options of approximately $0, $7,000 and $5,000 in 2007, 2006 and 2005, respectively, which was determined using the Black-Scholes pricing model. As of December 31, 2007, 60,000 of these options were outstanding of which 57,917 were exercisable at a weighted-average exercise price of $0.37.

In November 2001, the Company sold 349,312 shares of common stock to the founders of the Company and recorded deferred stock-based compensation of approximately $171,000 for the difference between the fair value and the purchase price, which was amortized over the vesting period of four years. In 2005, the Company amortized deferred stock-based compensation relating to the founders shares in the amount of approximately $26,000. Deferred compensation relating to the founders shares was fully amortized as of December 31, 2005.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenues:
Europe, Middle East and Africa	$64,675	$68,060	$53,887
North America	32,678	17,836	13,248
Asia Pacific and India	17,917	8,060	6,666
Caribbean and Latin America	10,484	5,690	2,443

	$125,754	$99,646	$76,244

Foreign countries which contributed more than 10% of revenues:	Russia	Russia	Russia
		Belgium

	Years Ended December 31,
	2007	2006	2005

Sales originating from:
United States	$64,418	$31,289	$29,554
Israel	52,031	67,155	46,690
Other foreign countries	9,305	1,202	—

	$125,754	$99,646	$76,244

	December 31,
	2007	2006

Long-lived assets, net:
United States	$3,121	$3,256
Israel	3,067	3,311
Other foreign countries	532	556

	$6,720	$7,123

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(16)	Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2007 and 2006 (in thousands, except for per share data):

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

2007:
Revenues	$34,978	$32,163	$31,158	$27,455
Gross profit	$20,508	$16,949	$19,300	$15,440
Net income (loss)	$2,092	$332	$2,126	$(1,174)
Deemed dividend on Series D convertible preferred stock	$—	$—	$(5,980)	$—
Net income (loss) allocable to common stockholders	$2,092	$332	$(3,854)	$(1,174)
Net income (loss) allocable to common stockholder per share — basic	$0.05	$0.01	$(0.10)	$(0.08)
Net income (loss) allocable to common stockholder per share — diluted	$0.05	$0.01	$(0.10)	$(0.08)
2006:
Revenues	$28,817	$26,136	$23,041	$21,652
Gross profit	$16,313	$13,922	$11,238	$12,459
Net loss	$(632)	$(3,359)	$(6,206)	$(3,473)
Net loss allocable to common stockholder per share — basic and diluted	$(0.05)	$(0.25)	$(0.46)	$(0.26)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted per shares information may not equal annual basic and diluted earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers is incorporated by reference to the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in our Proxy Statement for our 2008 Annual Meeting of Shareholders, or Proxy Statement, which we expect to file on or before April 30, 2008.

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Proposal 1 — Election of Directors — Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 — Election of Directors — Code of Business Conduct and Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Code of Business Conduct and Ethics is available on our website at www.veraznetworks.com under Corporate Governance.

Item 11.	Executive Compensation

The information required by this Item with respect to director and executive officer compensation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 1 — Election of Directors — Compensation Committee Interlocks and Insider Participation.”

The information required by this Item with respect to our Compensation Committee’s review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporate herein by reference to the information from the Proxy Statement under the section entitled “Proposal 1 — Election of Directors — Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item with respect to related party transactions is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Certain Relationships and Related Transactions.”

The information required by this Item with respect to director independence is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 1 — Election of Directors — Independence of the Board of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	40
Consolidated Financial Statements:
Consolidated Balance Sheets	41
Consolidated Statements of Operations	42
Consolidated Statements of Redeemable and Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	44
Consolidated Statements of Cash Flows	45
Notes to Consolidated Financial Statements	46-71

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March 2008.

VERAZ NETWORKS, INC.

By:	/s/ Albert J. Wood
Name:     Albert J. Wood

Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert J. Wood, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Sabella Douglas A. Sabella	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008

/s/ Albert J. Wood Albert J. Wood	Chief Financial Officer and (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Promod Haque Promod Haque	Chairman of the Board of Directors	March 14, 2008

/s/ Giora Bitan Giora Bitan	Director	March 14, 2008

/s/ Bob L. Corey Bob L. Corey	Director	March 14, 2008

/s/ Pascal Levensohn Pascal Levensohn	Director	March 14, 2008

/s/ Dror Nahumi Dror Nahumi	Director	March 14, 2008

/s/ W. Michael West W. Michael West	Director	March 14, 2008

EXHIBIT INDEX

Exhibit	Description of document

2.1	Share Exchange Agreement, dated October 30, 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Inc. and the Registrant(1)
2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Inc. and the Registrant(1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(1)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen stock certificate(1)
10.1	Warrant to Purchase Series C Preferred Stock, dated as of December 31, 2002, issued by the Registrant to Comdisco Ventures, Inc.(1)
10.2	U.S. Separation and Asset Purchase Agreement, dated as of December 31, 2002, by and between ECI Telecom-NGTS Inc. and Veraz Networks International, Inc.(1)
10.3	Separation and Assets Purchase Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI — Telecom NGTS, Ltd. and Veraz Networks Ltd.(1)
10.4	DCME — Master Manufacturing and Distribution Agreement, dated as of December 31, 2002, by and among ECI Telecom Ltd, Veraz Networks Ltd. and the Registrant(1)
10.5	Trademark License Agreement, dated as of December 31, 2002, by and between the Registrant and ECI Telecom, Ltd.(1)
10.6	Intellectual Property License Agreement, made as of October 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Ltd. and Veraz Networks, Ltd.(1)
10.7	Intellectual Property Assignment Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom NGTS Ltd. and Veraz Networks, Ltd.(1)
10.8	License Agreement, dated as of October 2002, by and between ECI Telecom Ltd. and Veraz Networks Ltd.(1)
10.9	Assignment and Assumption Agreement, dated as of December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Ltd. and the Veraz Networks, Ltd.(1)
10.10	Assignment and Assumption Agreement, dated as of December 31, 2002, by and between ECI Telecom — NGTS Inc. and the Veraz Networks International, Inc.(1)
10.11	Series C Preferred Stock Purchase Agreement, dated October 30, 2002, by and among the Registrant and the Purchasers listed on Exhibit A thereto(1)
10.12	Amended and Restated Investor Right Agreement, dated as of October 30, 2002, by and among the Registrant and the Investors listed on Exhibit A thereto(1)
10.13	Amended and Restated Voting Agreement, dated October 30, 2002, by and among the Registrant and the stockholders listed on Exhibit A and Exhibit B thereto(1)
10.14	2001 Equity Incentive Plan and forms of related agreements(1)
10.15	2003 Israeli Share Option Plan(1)
10.16	2006 Equity Incentive Plan and forms of related agreements(1)
10.17	2006 Employee Stock Purchase Plan(1)
10.18	Offer of Employment with the Registrant, dated as of November 17, 2004, by and between the Registrant and Doug Sabella(1)(2)
10.19	Amendment to Offer of Employment with the Registrant, dated November 17, 2004, made by and between the Registrant and Doug Sabella, as of April 21, 2006(1)(2)
10.20	Employment Agreement, dated as of November 20, 2001, by and between the Registrant and Amit Chawla and Personnel Action Notice, dated June 30, 2005(1)(2)
10.21	Offer of Employment with the Registrant, dated April 13, 2005, by and between the Registrant and Al Wood(1)(2)
10.22	Amendment to Offer of Employment with the Registrant, dated April 13, 2005, made by and between the Registrant and Al Wood, as of April 21, 2006(1)(2)

Exhibit	Description of document

10.23	Letter of Employment Agreement, dated January 1, 2003, by and between Veraz Networks, Ltd. and Israel Zohar(1)(2)
10.24	Sublease Agreement, dated August 31, 2004. by and between the Registrant and ECI Telecom, Inc.(1)
10.25	Amendment to Sublease Agreement, dated January 31, 2006. by and between the Registrant and ECI Telecom, Inc.(1)
10.26	Standard Industrial/Commercial Multi-Tenant Lease — Net American Industrial Real Estate Association, dated December 2001, by and between the Registrant and Balch LLC(1)
10.27	Letter Amendment to Industrial Lease Agreement, dated April 15, 2002, issued by Balch LLC to the Registrant(1)
10.28	First Amendment to Industrial Lease Agreement, dated January 18, 2004, by and between the Registrant and Balch LLC(1)
10.29	Second Amendment to Industrial Lease Agreement, dated April 7, 2005, by and between the Registrant and Balch LLC(1)
10.30	Unprotected Lease Agreement, dated December 31, 2003, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.(1)
10.31	Addendum to Unprotected Lease Agreement, dated November 3, 2005, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.(1)
10.32	Letter, dated October 26, 2003, issued by ECI Telecom Ltd. and addressed to Veraz Networks Ltd.(1)
10.33	Letter, dated February 23, 2005, issued by Amcol Engineering and Industrial Company Ltd. and addressed to Veraz Networks Ltd.(1)
10.34	Unprotected Lease Agreement, dated November 3, 2005, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.(1)
10.35	Master Manufacturing Agreement dated October 1, 2005, by and between Flextronics (Israel), Ltd. and Veraz Networks Ltd.(1)(3)
10.36	Form of Indemnity Agreement(1)(2)
10.37	Series D Preferred Stock Purchase Agreement, dated December 19, 2006, by and among the Registrant and the Purchasers listed on Exhibit A-1 thereto(1)
10.38	Letter of Employment Agreement, dated January 1, 2003, by and between Veraz Networks, Ltd. and Pinhas Reich(1)(2)
10.39	Letter, dated May 30, 2006, issued by the Registrant and addressed to Bob Corey(1)(2)
10.40	Services Contract, dated October 13, 2005, by and between Veraz Networks Ltd. and LLC ECI Telecom 2005(1)
10.41	Letter, dated November 29, 2007, issued by the Registrant and addressed to Mike West(2)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney. Reference is made to the signature pages hereto.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on October 20, 2006, as amended (File No. 333-138121).

(2)	Management contract or compensatory arrangement.

(3)	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.