Form 10-Q
period 2008-03-31
Veraz Networks, Inc.
filed 2008-07-29
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-33391
Veraz Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3409691
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 30, 2008, 42,140,606 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$49,330	$52,232
Restricted cash	619	610
Short-term investments	4,405	5,354
Accounts receivable (net of allowances of $151 and $151 as of March 31, 2008, and December 31, 2007, respectively)	45,743	40,814
Inventories	10,026	9,505
Prepaid expenses	1,645	1,497
Deferred tax assets	572	410
Other current assets	3,685	5,776
Due from related parties	392	686

Total current assets	116,417	116,884
Property and equipment, net	6,403	6,720
Other assets	67	143

Total assets	$122,887	$123,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,634	$11,066
Accrued expenses	20,203	16,983
Income tax payable	276	219
Current portion of loan payable (net of unamortized discount of $95 and $170 as of March 31, 2008, and December 31, 2007, respectively)	2,342	3,147
Deferred revenue	13,316	14,354
Due to related parties	11,188	10,438

Total current liabilities	56,959	56,207

Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 10,000,000 and no shares authorized; no shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,839,624 and 41,100,459 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	42	41
Additional paid-in capital	125,483	124,081
Deferred stock-based compensation	(273)	(352)
Accumulated deficit	(59,324)	(56,230)

Total stockholders’ equity	65,928	67,540

Total liabilities and stockholders’ equity	$122,887	$123,747

See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
IP Products	$20,744	$17,650
DCME Products	1,576	5,134
Services	5,563	4,671

Total revenues	27,883	27,455

Cost of Revenues:
IP Products	8,408	7,196
DCME Products	585	2,121
Services	3,938	2,698

Total cost of revenues	12,931	12,015

Gross profit	14,952	15,440

Operating Expenses:
Research and development (net of grants from the Office of the Chief Scientist in Israel of $589 and $366 in the three months ended March 31, 2008 and 2007, respectively)	7,873	7,734
Sales and marketing	7,806	5,963
General and administrative	2,936	2,353

Total operating expenses	18,615	16,050

Loss from operations	(3,663)	(610)
Other income (expense), net	636	(200)

Loss before income taxes	(3,027)	(810)
Income taxes	67	364

Net loss	$(3,094)	$(1,174)

Net loss allocable to common stockholders per share – basic and diluted	$(0.07)	$(0.08)

Weighted-average shares outstanding used in computing net loss allocable to common stockholders per share – basic and diluted	41,394,660	13,928,106

Related Party Transactions
     The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
IP Products, related party sales	$54	$25
DCME Products, related party sales	—	145
Cost of Revenues:
IP Products, costs arising from related party purchases	184	8
DCME Products, costs arising from related party purchases	535	1,385
Services, costs arising from related party purchases	45	—
Operating Expenses:
Research and development	384	668
Sales and marketing	797	855
General and administrative	44	113
See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,094)	$(1,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	873	966
Loss on disposal of property and equipment	24	—
Stock-based compensation	1,080	481
Provision for doubtful accounts	49	(90)
Amortization of debt issuance cost and accretion of loan payable	62	130
Deferred income taxes	(90)	(189)
Net changes in operating assets and liabilities:
Accounts receivable	(4,978)	(8,702)
Sold accounts receivable	—	3,606
Inventories	(521)	(854)
Prepaid expenses and other current assets	1,943	(479)
Due from related parties	294	318
Accounts payable	(1,545)	2,066
Accrued expenses	3,220	(2,010)
Income tax payable	57	153
Deferred revenue	(1,038)	(3,326)
Due to related parties	750	261

Net cash used in operating activities	(2,914)	(8,843)

Cash flows from investing activities:
Restricted cash	(9)	—
Maturities and sales of short-term investments	3,223	—
Purchases of short-term investments	(2,274)	—
Purchases of property and equipment, net	(467)	(349)
Other assets	4	11

Net cash provided by (used in) investing activities	477	(338)

Cash flows from financing activities:
Proceeds from the exercise of stock options	402	151
Proceeds from sale of Series D convertible preferred stock	—	3,449
Issuance cost for Series D convertible preferred stock	—	(34)
Payment of offering costs	—	(481)
Repayment of loan	(867)	—

Net cash (used in) provided by financing activities	(465)	3,085

Net decrease in cash and cash equivalents	(2,902)	(6,096)
Cash and cash equivalents at beginning of period	52,232	23,189

Cash and cash equivalents at end of period	$49,330	$17,093

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$74	$123

Income taxes	$283	$11

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
     The accompanying interim condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2008, results of operations and cash flows for the three months ended March 31, 2008 and 2007. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
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

     The Company performs credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. However, when the Company uses integrators or resellers affiliated with ECI Telecom, Ltd. (ECI), a related party, from time to time, prior to fulfillment of the Company’s order for a particular customer, ECI has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk (see Note 5).
     The Company receives certain of its components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer, supplier or ECI to fulfill supply requirements of the Company could materially impact future operating results.
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
     One customer, MTN International, contributed 10% of the Company’s revenues in the three months ended March 31, 2008. One customer, Classica, contributed 14% of the Company’s revenues in the three months ended March 31, 2007. No customer accounted for 10% or more of the Company’s accounts receivable and due from related parties as of March 31, 2008 and December 31, 2007, respectively.
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
     As discussed in Note 5, the Company is the exclusive distributor of DCME products under the DCME Agreement with ECI, a related party. The Company has determined that revenues from sales of DCME products should be reported on a gross basis after considering the indicators included in Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF Issue No. 99-19). Specifically, the Company is the primary obligor, maintains the general inventory risk, and determines the product specifications based on the customer’s order.
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
     In sales of static trunking solutions, VoIP solutions or Secure Communications solutions, the software is considered more than incidental to the arrangement and essential to the functionality of the hardware. Therefore, all revenue from these arrangements is recognized in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.
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
     Sales of static trunking solutions typically do not require customer acceptance. Prior to the fourth quarter of 2007, where evidence of customer acceptance was required before recognizing revenue for static trunking solutions, the Company did not consider delivery of the hardware, software and services to have occurred until evidence of acceptance was received from the customer. Beginning in the fourth quarter of 2007, the Company commenced recognizing revenue allocated to the hardware and software in static trunking solutions upon delivery of the hardware and software using the residual method and revenue allocated to the installation services as the services are performed. In those circumstances the static trunking solution arrangement requires specific non-standard terms or specifications, such as special customization of the hardware and software, the Company defers revenue recognition until formal customer acceptance is received or it can be objectively demonstrated that those specifications have been attained, whichever occurs first.
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
     The Company sells its products through its direct sales force and channel partners. For products sold through indirect channels, revenue is recognized either on a sell-in basis or when the channel partner sells the product to the end user, depending on the Company’s experience with the individual channel partner.
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
     Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent less than 1% of revenues in each of the three months ended March 31, 2008 and 2007, respectively. Shipping and handling costs are included in cost of revenues.
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
(d) Stock-Based Compensation
     The Company has stock-based compensation plans, which are described in Note 12(a). Prior to January 1, 2006, the Company accounted for options granted to employees and directors using the intrinsic-value-based method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (FIN 44), and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and SFAS No. 148, Accounting for Stock-Based — Compensation Transition and Disclosure (SFAS No. 148) using the minimum value method.
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
     As a result of reassessing the fair value of its common stock, the Company recorded in 2005 deferred stock-based compensation of $1.3 million, related to options granted during the nine months ended September 30, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the three months ended March 31, 2008 and 2007, the Company amortized $79,000, and $79,000, respectively, of deferred stock-based compensation. During the three months ended March 31, 2008 and 2007, the Company reversed $0 and $11,000, respectively, of deferred stock-based compensation due to employee terminations. As of March 31, 2008, the total unamortized deferred stock-based compensation amounted to $273,000 and is expected to be amortized as follows: $236,000 in 2008 and $37,000 in 2009.
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
     Under SFAS No. 123R, the Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined in accordance with the “simplified method” as described in SAB No. 107, Disclosure About Fair Value of Financial Instruments (SAB No. 107). In December 2007, the SEC issued SAB No. 110, an amendment of SAB No. 107. SAB No. 110 states that the staff will continue to accept, under certain circumstances, the continued use of the simplified method beyond December 31, 2007. Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. As required by SFAS No. 123R, management make an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.
     The following weighted average assumptions were used to value options granted during the three months ended March 31, 2007:

Three Months
Ended March 31,
2007
Expected term in years	6.25
Risk-free interest rate	4.78%
Volatility	74%
Dividend yield	—
Estimated fair value per share of underlying common stock	$11.50
     The estimated fair value per share of underlying common stock, prior to the Initial Public Offering (IPO) of the common stock, represented the Company’s best estimate at the time, based on input from the Company’s investment bankers and independent valuations.
     There were no options granted during the three months ended March 31, 2008. The weighted average fair value per share of options granted to employees for the three months ended March 31, 2007, was approximately $7.99.
     During the three months ended March 31, 2008, the Company granted 1,049,105 restricted stock units (RSUs) with a weighted average fair value per share of $4.86. The amount of the RSUs expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period.
     In accordance with SFAS No. 123R, unamortized compensation expense on stock based awards after January 1, 2006 is not included in deferred stock-based compensation. As of March 31, 2008, the balance of $11.2 million of total unrecognized compensation cost, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted average period of approximately 2.4 years. During the three months ended March 31, 2008 and 2007, the compensation expense on these stock based awards amounted to $1.0 million and $0.4 million, respectively.
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

	Three Months Ended March 31,
	2008	2007
Stock options	3,923,022	6,393,006
Stock options granted outside of plans	54,375	58,018
Restricted stock units	102,706	—
Warrants	—	13,772
Series C convertible preferred stock	—	17,532,502
Series D convertible preferred stock	—	1,993,325
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
     The Company calculates diluted EPS under the if-converted method unless the conversion of the convertible preferred stock is anti-dilutive. The convertible preferred stock is not included in the calculation of basic or diluted EPS as it is anti-dilutive for the three months ended March 31, 2007.
     In April 2007, the Company completed its IPO of common stock. Upon the closing of the IPO, all shares of redeemable preferred stock were redeemed and all shares of Series C and Series D convertible preferred stock outstanding automatically converted into shares of common stock. As of March 31, 2008, the Company had no redeemable or convertible preferred stock outstanding.
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

     (g)  Government-Sponsored Research and Development
     The Company records grants received from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS) as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues.
     (h) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements. There was no significant difference between the Company’s net income (loss) and its total comprehensive income (loss) for the three months ended March 31, 2008 and 2007.
     (i) Recent Accounting Pronouncements
      In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which will become effective in 2009. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The provisions of SFAS No. 160 will be applied prospectively and are not expected to have a material effect on the Company’s consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. As of January 1, 2008, SFAS No. 157 became effective for the Company. The Company currently does not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to partially defer the effective date of SFAS No. 157 for one year, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 4 for information and related disclosures regarding the Company’s fair value measurements.

(4) Financial Instruments
     The Company adopted SFAS No. 157 on January 1, 2008, the first day of fiscal year 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or Inputs other than quoted prices that are observable for the assets or liability

Level 3:	Unobservable inputs for the asset or liability
     The Company measures its fixed income available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of March 31, 2008 (in thousands):

	Fair Value at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Fixed income available-for-sale securities	$25,080	$—	$25,080	$—

     The fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the condensed consolidated balance sheet and consist of bonds, notes and other securities issued by the United States government and agencies (57% of total); commercial paper (42% of total); and corporate bonds (1% of total). Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.
(5) Related Party Transactions
     As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at March 31, 2008 ECI held approximately 26% of the Company’s outstanding common stock. Additionally, one ECI employee serves as a member of the Company’s board of directors as of March 31, 2008.
     The Company is the exclusive worldwide distributor of a line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment (DCME), for ECI under the DCME Master Manufacturing and Distribution Agreement (DCME Agreement), which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2008. The DCME Agreement may only be terminated by ECI in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent.
     The Company pays ECI a purchase price for the DCME product that is computed as a percentage of revenue. The purchase price remained unchanged in 2008 and 2007. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the consolidated statements of operations.
     The Company has historically also contracted with ECI for the use of certain of its Asian and European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses and other general administrative expenses. The Company records revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product, and IP Product, revenues, in the consolidated statements of operations, depending on the nature of the products sold. The Company also reimburses these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company has also contracted with ECI and certain of its Asian and European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative, in the consolidated statements of operations. Additionally, from time to time the Company purchases products for resale from ECI, some of which costs are included in IP Products, cost of revenues in the consolidated statements of operations. The terms of these resale purchases are agreed on a case-by-case basis.
     The Company has appointed ECI as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensates ECI for agent services in Russia by paying a commission based on sales. Further, the Company has appointed ECI 2005, an affiliate of ECI, as a partner to provide services directly to customers in Russia. The Company’s Russian customers may purchase installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needs assistance in providing installation, training and maintenance services to its customers in Russia, ECI 2005 may purchase these services from the Company. The Company also reimburses ECI 2005 for the costs associated with the services activity. In November 2007, the Company entered into a sublease agreement with ECI 2005 for office space located in Moscow. The sublease term is for an eleven month period, and the monthly rent is equal to approximately $15,000. ECI 2005 rent is included in services, cost of revenues, in the consolidated statements of operations. One employee of ECI serves on the Company’s Russian advisory committee.
     In 2004, the Company entered into a sublease agreement with ECI for office space of 4,279 square feet located in Florida, which was amended in 2006 to include an additional 652 square feet. This sublease expired on March 31, 2008, was extended for one month and was thereafter terminated. The monthly rent for this sublease in 2008 and 2007 amounted to approximately $11,000 and $11,000, respectively. ECI rent is included in general and administrative expense, in the consolidated statements of operations.
     In January 2008, the Company entered into a new sublease agreement with ECI that commenced on May 1, 2008, for office space of 5,950 square feet, at a different location in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth anniversary of the commencement date and the twelfth anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000.
     On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. During the three months ended March 31, 2008 and 2007, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $380,000 and $548,000, respectively. As of March 31, 2008 and December 31, 2007, the Company had related party payables to Persistent in the amount of approximately $247,000 and $360,000, respectively.
(6) Short-Term Investments
     Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. The following is a summary of available-for-sale securities as of March 31, 2008 (in thousands):

	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)
Bonds, notes and other securities issued by the United States government and agencies	$3,308	$3,308	$—
Commercial paper	747	747	—
Corporate bonds	350	350	—

	$4,405	$4,405	$—

(7) Inventories
     The following tables provide details of inventories as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Finished products	$2,741	$2,760
Work in process at customers’ locations	3,657	3,084
Raw material and components	3,628	3,661

	$10,026	$9,505

     Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.
     When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 3(c)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment in accordance with AICPA Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4: Inventory Pricing, and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item. These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.
(8) Factoring
     The Company did not sell any trade receivables during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company sold trade receivables to financial institutions in a total amount of $3.6 million. Control and risk of those trade receivables were fully transferred and accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
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
     As of March 31, 2008 the future principal payments due in 2008 under the loan arrangement amounted to approximately $2.4 million.
     The Company accounts for the imputed discount on the loan using the interest method in accordance with APB Opinion No. 21, Interest on Receivables and Payables with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan.
     As of March 31, 2008, the fair value of the loan amounted to approximately $2.4 million and the unamortized discount amounted to $95,000.

(10) Commitments and Contingencies
     (a) Leases
     The Company leases its facilities and certain vehicles under non-cancelable operating leases expiring on various dates through 2011. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2008 (in thousands):

Nine months ending December 31, 2008	$1,578
Year ending December 31, 2009	1,543
Year ending December 31, 2010	1,224
Year ending December 31, 2011	719
Year ending December 31, 2012	51

Total	$5,115

     (b) Office of the Chief Scientist Grants
     Veraz Networks Ltd.’s research and development efforts, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). In return for the OCS’s participation, Veraz Networks Ltd. is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as they become due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended March 31, 2008 and 2007, amounted to $503,000 and $358,000, respectively. As of March 31, 2008 and December 31, 2007, the royalty payable amounted to $1.8 million and $1.3 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.4 million as of March 31, 2008.
     (c) Guarantees
     From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At March 31, 2008 and December 31, 2007 the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1,033,000, and $587,000, respectively. The guarantee term generally varies from six months to two years. The guarantees are usually provided for approximately 10% of the contract value.
     At March 31, 2008 and December 31, 2007, the Company had $222,000 and $205,000, respectively, invested in a bank guarantee as a security for the Company’s office lease in Israel.
     (d) Purchase Commitments
     The Company purchases raw material and components for its I-Gate line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of March 31, 2008 and December 31, 2007, the Company had open purchase commitments totaling $2.8 million and $3.7 million, respectively.

(11) Income Taxes
     The Company recorded a provision of income taxes of $67,000 and $364,000 for the three months ended March 31, 2008 and 2007, respectively. The tax provision was attributable to the Company’s profitable foreign operations, primarily in France, during the three months ended March 31, 2008. The tax provision during the three months ended March 31, 2007, was primarily attributable to the Company’s profitable operations in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the first quarter of 2007, the Company eliminated its valuation allowance attributable to its subsidiary in Israel, which resulted in a reduction of income tax expense of $189,000.
     The Company’s tax provision for interim periods is calculated using the discrete period method. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to no benefit being recognized for net losses incurred in the U.S. as well as income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. As of December 31, 2007, the Company had no unrecognized tax benefits.
     The Company classifies interest and penalties related to tax contingencies as other expenses. As of December 31, 2007, the Company had not accrued for any interest or penalties related to tax contingencies.
     The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (IRS) for calendar years from its inception in 2001 through 2006. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2006, France for 2006, India for 2005 through 2006, Israel for 2003 through 2006, Singapore for 2005 through 2006, and the United Kingdom for 2005 through 2006.
(12) Stockholders’ Equity
     (a) Employee Benefit Plans
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

     Through March 31, 2008, the Company had reserved 11,671,151 shares of common stock for issuance under the 2001 and 2006 Plans. The share reserve under the 2006 Plan automatically increases on each January 1st, 2008 through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31st of the preceding calendar year, or a number of shares determined by the board of directors, but not in excess of 3,000,000 shares.
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
     In 2007, the Company began issuing RSUs. These RSUs vest over periods ranging from two to four years and vest in equal installments on each anniversary of the vesting commencement date. Upon vesting, the RSUs convert into an equivalent number of shares of common stock.
     (b) Stock Award Activity
     A summary of the Company’s stock award activity and related information for the three months ended March 31, 2008 is set forth in the following table (aggregate intrinsic value in thousands):

				Weighted
	Number of			Average
	Shares	Number of	Weighted	Contractual	Aggregate
	Available	Options	Average	Life	Intrinsic
	for Grant	Outstanding	Exercise Price	(in Years)	Value
Balance at December 31, 2007	82,815	6,766,352	$1.39
Authorized	1,233,013	—
Restricted stock units granted	(1,049,105)	—
Restricted stock units cancelled and forfeited	24,899	—
Options granted	—	—
Options exercised	—	(737,600)	$0.54
Options cancelled and forfeited	102,110	(102,110)	$2.22

Balance at March 31, 2008	393,732	5,926,642	$1.48	6.42	$8,605
Options vested and expected to vest at March 31, 2008		5,864,464	$1.46	6.40	$8,569
Options exercisable at March 31, 2008		4,481,137	$0.99	6.03	$7,463
     Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable.
     As of March 31, 2008, the Company had 1,523,996 RSUs outstanding with a total grant date fair value of approximately $7.9 million that were excluded from the options outstanding in the preceding table. The aggregate intrinsic value of the RSUs was $3.7 million as of March 31, 2008. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2008 was $4.86 per share. There were no RSUs granted during the three months ended March 31, 2007. RSUs that vested during the three months ended March 31, 2008 totaled 1,565 and had a weighted average fair value of $4.26 per share as of the vesting date.
(13) Segment and Geographic Information
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

	Three Months Ended March 31,
	2008	2007
Revenues:
Europe, Middle East and Africa	$15,025	$14,996
North America	4,544	4,754
Asia Pacific and India	5,438	4,489
Caribbean and Latin America	2,876	3,216

	$27,883	$27,455

Foreign countries which contributed more than 10% of revenues:	Russia	Russia

	Three Months Ended March 31,
	2008	2007
Sales originating from:
United States	$13,610	$14,041
Israel	11,846	11,417
Other foreign countries	2,427	1,997

	$27,883	$27,455

	March 31,	December 31,
	2008	2007
Long-lived assets, net:
United States	$2,809	$3,121
Israel	3,005	3,067
Other foreign countries	589	532

	$6,403	$6,720

(14) Subsequent Events
     SEC Inquiry and Investigation by Independent Counsel
           On April 3, 2008, the Company received a letter (Inquiry Letter) from the Securities and Exchange Commission (SEC) informing the Company that the SEC was conducting a confidential informal inquiry (SEC Inquiry). Attached to the Inquiry Letter was a voluntary document production request (Document Request). On April 5, 2008, the Company’s Board of Directors appointed a special committee (Special Committee) consisting of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. The Special Committee interviewed law firms to assist in the investigation and on April 10, 2008, retained Keker & Van Nest (Independent Counsel), a law firm that had not previously represented the Company in any matters, to conduct an independent investigation. Between April 10, 2008 and July 17, 2008, the Special Committee and Independent Counsel conducted an independent investigation into the matters raised by the SEC Inquiry. On July 14, 2008 the Special Committee and the Independent Counsel reported the results of the investigation and their recommendations to the Board of Directors. On July 17, 2008, Independent Counsel, on behalf of the Special Committee, reported the findings to representatives of the SEC, and on July 21, 2008 provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation in response to the Document Request.
           During the course of the investigation, the Special Committee was informed and made the Company aware of allegations of misconduct relating to the Company’s business practices in Asia Pacific that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act (FCPA). These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made the Company aware of allegations of possible fraud perpetrated against the Company and violations of the Company’s Code of Conduct and Ethics (Policy). The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller. As of March 31, 2008, the Company had $2.29 million in accounts receivable that may be associated with such possible fraud and violations of the Policy, of which $1.6 million had been collected and $0.69 million remained outstanding as an accounts receivable as of the date of this report.
           The SEC is not obligated to complete their inquiry in any time frame and may require substantial investigation or other information before they complete their inquiry.
           The Company cannot predict when the SEC Inquiry will be completed, nor can it predict what the results of the SEC Inquiry may be. It is possible that the Company will be required to pay material fines or suffer other penalties. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of any matters identified by the SEC Inquiry. The potential effect of such losses, including the substantial cost of conducting any additional investigations, is also not estimable and may have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

      Late SEC Filing and Notice of Possible NASDAQ Delisting
     The Company did not timely file its Form 10-Q for the fiscal quarter ending March 31, 2008. As a result, on May 21, 2008, the Company received a notification letter from The NASDAQ Stock Market (NASDAQ) stating that the Company is not in compliance with NASDAQ’s Marketplace Rule 4310(c)(14) and that its common stock may, therefore, be subject to delisting from NASDAQ. On May 27, 2008, NASDAQ informed the Company, in response to a Company request, that any delisting from NASDAQ would be postponed until a final written determination from the NASDAQ Hearings Panel following a hearing on July 24, 2008. On July 3, 2008 the Company provided NASDAQ with information relating to the Inquiry Letter and Document Request and provided a plan to bring the Company back into compliance with the NASDAQ listing standards. Representatives of the Company attended a hearing on July 24, 2008 to request that NASDAQ grant the Company’s request for an extension of time in which to comply with the NASDAQ listing standards. The Company has not yet received a ruling from the NASDAQ Hearings Panel.
           The principal reasons for the Company to delay filing its Form 10-Q for the fiscal quarter ending March 31, 2008 were to allow the Special Committee and the Independent Counsel to conduct an investigation, report the findings, suggest remedial measures to be implemented, and to allow the Company to review the findings and perform additional procedures to determine whether there is a material effect on the financial statements of this report or other reports previously filed. Thereafter, the Company’s independent public accounting firm performed procedures in connection with the investigation. The Company believes, after a review of the findings of the investigation and the procedures performed, that the financial statements previously released remain unchanged and no changes to reports as previously filed are required. Accordingly, the Company is now filing this report, and does not believe it is necessary to amend other reports previously filed. However, the Company cannot predict whether the SEC will review this report and, if so, whether the SEC will have comments on this report (or other reports that we previously filed) that may require us to file amended reports with the SEC. Separately, we cannot predict whether the NASDAQ Listing Qualifications Panel or Listing Council will concur that we are in compliance with all relevant listing requirements. If either of those events occurs, we might be unable to remain in compliance with SEC reporting requirements and NASDAQ listing requirements, and, therefore, we might be unable to maintain an effective listing of our common stock on the NASDAQ or any other national securities exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially.
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
     Our business initially focused on the sale of DCME products and services. While the sale of DCME products continues to be a part of our business, it has declined, and we expect DCME revenue to continue to decline over time. Our DCME product revenues were $1.6 million and $5.1 million in the three months ended March 31, 2008 and 2007, respectively. We have increasingly focused our efforts on our IP products and we have experienced rapid growth in our IP product revenues. Our IP product revenues were $20.7 million and $17.7 million in the three months ended March 31, 2008 and 2007, respectively.
     We outsource the manufacturing of our hardware products. Our I-Gate 4000 media gateways are manufactured for us by Flextronics. We buy our DCME products from ECI which subcontracts the manufacturing to Flextronics. This enables us to focus mainly on the design, development, sales and marketing of our products and lowers our capital requirements. However, our ability to bring new products to market, fulfill customer orders and achieve long-term growth depends on our ability to maintain sufficient technical personnel and obtain necessary external subcontractor capacity.
     We sell our products primarily through a direct sales force and also through indirect sales channels.
      On April 3, 2008, we received a letter from the Securities and Exchange Commission (SEC) informing us that the SEC was conducting a confidential informal inquiry (SEC Inquiry) and requesting that we voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, our Board of Directors appointed a special committee (Special Committee) consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. The Special Committee interviewed law firms to assist in the investigation and on April 10, 2008, retained Keker & Van Nest (Independent Counsel), a law firm that had not previously represented us in any matters, to conduct an independent investigation. Between April 10, 2008 and July 17, 2008, the Special Committee and the Independent Counsel conducted an independent investigation into the matters raised by the SEC Inquiry. On July 14, 2008 the Special Committee and the Independent Counsel reported the results of the investigation and their recommendations to the Board of Directors. On July 17, 2008, Independent Counsel, on behalf of the Special Committee, reported their findings to representatives of the SEC and on July 21, 2008 provided to the SEC copies of documents collected by the Independent Counsel during the course of its independent investigation in response to the voluntary document request. As a result of the SEC Inquiry, we were not able to timely file this quarterly report on Form 10-Q and, on May 21, 2008, we received a notification letter from the NASDAQ Stock Market (NASDAQ) stating that our common stock may be subject to delisting in accordance with the NASDAQ rules. We attended a hearing on July 24, 2008 to request that NASDAQ grant our request for an extension of time in which to comply with the NASDAQ listing standards. We have not yet received a ruling from the NASDAQ Hearing Panel.
      During the course of the investigation, the Special Committee was informed and made us aware of allegations of misconduct relating to the Company’s business practices in Asia Pacific that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act (FCPA). These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made us aware of allegations of possible fraud perpetrated against us and violations of our Code of Conduct and Ethics (Policy). The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller. As of March 31, 2008, we had $2.29 million in accounts receivable that may be associated with such possible fraud and violations of the Policy, of which $1.6 million had been collected and $0.69 million remained outstanding as an accounts receivable as of the date of this report.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2008, as compared to the previous disclosures in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008.

Results of Operations
Comparison of Three Months Ended March 31, 2008 and 2007
Revenues

	Three Months Ended March 31,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenues:
IP Products	$20,744	74%	$17,650	64%	$3,094	18%
DCME Products	1,576	6	5,134	19	(3,558)	(69)
Services	5,563	20	4,671	17	892	19

Total revenues	$27,883	100%	$27,455	100%	$428	2%

Revenue by Geography:
Europe, Middle East and Africa	$15,025	54%	$14,996	55%	$29	—%
North America	4,544	16	4,754	17	(210)	(4)
Asia Pacific and India	5,438	20	4,489	16	949	21
Caribbean and Latin America	2,876	10	3,216	12	(340)	(11)

Total revenues	$27,883	100%	$27,455	100%	$428	2%

     The increase in revenues resulted from an increase in IP product revenues of $3.1 million and an increase in services revenues of $0.9 million, offset by a $3.6 million decline in DCME product revenues.
     The increase in IP product revenues was attributable to the recognition of revenues for new VoIP solution deployments and revenue recognized from deals that had been booked in previous periods and had been reflected as deferred revenue on the consolidated balance sheet as of December 31, 2007. During the three months ended March 31, 2008 we generated less transactions for which revenue was being deferred. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods.
     The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue as customers migrate from traditional voice networks including DCME products to IP products.
     The increase in services revenues resulted from recognition of previously deferred revenue for VoIP solution deployments and the continued growth in IP services revenues, for both professional services and support and maintenance. IP services revenues increased to $4.1 million in the three months ended March 31, 2008 from $3.3 million in the three months ended March 31, 2007. DCME services revenues remained essentially unchanged at $1.4 million in the three months ended March 31, 2008 and 2007, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks. The increase in our IP services revenues correlates to the increase in our IP product revenues.
     The increase in revenues was derived from an increase in sales to the Asia Pacific and India, and to the Europe, Middle East and Africa regions by $1.0 million, offset by a decrease in revenues derived from the Caribbean and Latin America, and the North America regions by $0.6 million. During the three months ended March 31, 2008, revenues were 16% from North America and 84% international as compared to 17% from North America and 83% international during the three months ended March 31, 2007. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

     Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenues:
IP Products	$8,408	41%	$7,196	41%	$1,212	17%
DCME Products	585	37	2,121	41	(1,536)	(72)
Services	3,938	71	2,698	58	1,240	46

Total cost of revenues	$12,931	46%	$12,015	44%	$916	8%

Gross Profit:
IP Products	$12,336	59%	$10,454	59%	$1,882	18%
DCME Products	991	63	3,013	59	(2,022)	(67)
Services	1,625	29	1,973	42	(348)	(18)

Total gross profit	$14,952	54%	$15,440	56%	$(488)	(3)%

     The increase in sales of IP products resulted in an increase in related cost of revenues, which was offset by lower cost of revenues related to the decrease in DCME product revenues.
     Cost of IP product revenues increased by 17% resulting from an 18% increase in IP product revenues.
     Cost of DCME product revenues decreased by 72%, which corresponds to a 69% decrease in DCME product revenues.
     The increase in cost of services revenues is due to an increase in labor and related expenses of $0.4 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, as well as provide more resources to sell other professional services. In addition, cost of consultants and other third party services for assistance with product implementations increased by $0.4 million, and travel and related expenses increased by $0.2 million.
     Gross profit decreased by $0.5 million. DCME product gross profit decreased to $1.0 million for the three months ended March 31, 2008 from $3.0 million in the three months ended March 31, 2007, a decrease of $2.0 million or 67%, which corresponds to a 69% decrease in DCME product revenues. Services gross profit decreased to $1.6 million for the three months ended March 31, 2008 from $1.9 million in the three months ended March 31, 2007, a decrease of $0.3 million or 18%, which was due to lower service revenues and lower services margin. This decrease was off set by higher IP product revenues. IP product gross profit increased to $12.3 million for the three months ended March 31, 2008 from $10.5 million in the three months ended March 31, 2007, an increase of $1.9 million or 18%, which was caused by 18% increase in IP product revenues.
     Gross margin, which is gross profit as a percentage of revenue, decreased to 54% from 56% for the three months ended March 31, 2008 and 2007, respectively. Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments. We expect that DCME product gross margins will remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs. Services gross margin decreased mainly due to our continued investment in our service organization.

     Operating Expenses

	Three Months Ended March 31,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Research and development, net	$7,873	28%	$7,734	28%	$139	2%
Sales and marketing	7,806	28	5,963	22	1,843	31
General and administrative	2,936	11	2,353	8	583	25

Total operating expenses	$18,615	67%	$16,050	58%	$2,565	16%

     Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, increased to $7.9 million for the three months ended March 31, 2008 from $7.7 million in the three months ended March 31, 2007. Grants received from the OCS were $0.6 million in the three months ended March 31, 2008 and $0.4 million in the three months ended March 31, 2007. The increase in research and development expenses was primarily due to an increase in stock based compensation of $0.2 million.
     Research and development expenses, net were 28% of total revenues in the three months ended March 31, 2008 and 2007, respectively. We expect research and development expenses to remain essentially unchanged on an absolute basis, but decrease as a percentage of total revenues.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses increased to $7.8 million for the three months ended March 31, 2008 from $6.0 million in the three months ended March 31, 2007. The increase in sales and marketing expenses was primarily due to an increase in salaries and related compensation of $0.6 million, cost of consultants and other third party services of $0.4 million, travel and related expenses of $0.3 million, and in stock based compensation of $0.2 million.
     Sales and marketing expense were 28% of total revenues in the three months ended March 31, 2008 and 22% of total revenues in the three months ended March 31, 2007. We expect sales and marketing expenses to increase on an absolute basis as we add additional marketing staff and sales representatives, but decrease as a percentage of total revenues.
     General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $2.9 million for the three months ended March 31, 2008 from $2.4 million in the three months ended March 31, 2007. The increase in general and administrative expenses was primarily due to costs and expenses associated with being a public company.
     General and administrative expenses were 11% of total revenues in the three months ended March 31, 2008 and 8% of total revenues in the three months ended March 31, 2007. We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, including the additional costs and expenses associated with being a public company, but decrease as a percentage of total revenues.
     Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains and collection fees offset by interest expense and bank charges. Other income, net was $0.6 million in the three months ended March 31, 2008, as compared with other expense, net of $0.2 million in the three months ended March 31, 2007. The increase was primarily due to an increase in interest income, resulting from significantly higher balances held in cash and cash equivalent and short term investments following our initial public offering in April 2007, and in foreign currency exchange gains on certain balance sheet items that are denominated in foreign currency.

     Income taxes. Income taxes were $0.1 million in the three months ended March 31, 2008 and $0.4 million in the three months ended March 31, 2007. The income tax provision in the three months ended March 31, 2008, was primarily attributable to our profitable operations in France. The income tax provision in the three months ended March 31, 2007, was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.
     Net loss. Net loss was $3.1 million for the three months ended March 31, 2008 as compared to a net loss of $1.2 million in the three months ended March 31, 2007. The increase in net loss was mainly attributable to the decrease in gross profit of $0.5 million as compared to the three months ended March 31, 2007 and an increase in operating expenses by $2.6 million.
Liquidity and Capital Resources
     In April 2007, we raised a total of $54.0 million in gross proceeds from the initial public offering of our common stock, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. Before the initial public offering of our common stock we satisfied our liquidity needs primarily through private sales of our preferred stock, bank borrowing, sale of trade receivables and, to a lesser extent, grants received from the OCS. At March 31, 2008, we had unrestricted cash and cash equivalents and short-term investments of $53.7 million, a decrease of $3.9 million from December 31, 2007. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months.
     Operating Activities
     Net cash used in our operating activities was $2.9 million and $8.8 million during the three months ended March 31, 2008 and 2007, respectively.
     Net cash used in our operating activities in the three months ended March 31, 2008 was primarily attributable to our net loss of $3.1 million. During the quarter we did not sell any accounts receivable, which increased by $5.0 million. We also had an increase in inventories of $0.5 million and decreases in accounts payable and deferred revenues in the aggregate amount of $2.6 million. The amount of cash used was offset by a decrease in prepaid expenses and other current assets, and increases in accrued expenses and in the net amount due to related parties in the aggregate amount of $6.2 million. The net cash used in our operating activities all related to sales growth and expanded operations. In addition, we incurred $0.9 million and $1.1 million of depreciation and stock-based compensation, respectively, which are non-cash expenses. Our working capital decreased to $59.5 million as of March 31, 2008, from $60.7 million as of December 31, 2007.
     Net cash used in our operating activities in the three months ended March 31, 2007 was primarily attributable to our net loss of $1.2 million. We had an increase in accounts receivable of $5.1 million, net of receivables sold during the period in the total amount of $3.6 million. We also had an increase in inventories and prepaid expenses and other current assets in the aggregate amount of $1.3 million, and a decrease in accrued expenses of $2.0 million and in deferred revenue of $3.3 million, which was offset by an increase in accounts payable and in the net amount due to related parties in the aggregate amount of $2.6 million, all related to sales growth and expanded operations. Further, we incurred $1.0 million and $0.5 million of depreciation and stock-based compensation, respectively, which are non-cash expenses
Investing Activities
     Net cash provided by our investing activities was $0.5 million during the three months ended March 31, 2008. Net cash used in our investing activities was $0.3 million during the three months ended March 31, 2007.
     Investing activities in the three months ended March 31, 2008 consisted primarily of net proceeds received from the sales of short-term investments of $0.9 million offset by purchases of property and equipment of $0.5 million.
     Investing activities in the three months ended March 31, 2007 consisted primarily of purchases of property and equipment of $0.3 million.

Financing Activities
     Net cash used in our financing activities was $0.5 million for the three months ended March 31, 2008. Net cash provided by our financing activities $3.1 million during the three months ended March 31, 2007.
     Net cash used in our financing activities in the three months ended March 31, 2008 was due to repayments of a loan in the amount of $0.9 million off set by proceeds received from the exercise of stock options in the amount of $0.4 million.
     Net cash provided by our financing activities in the three months ended March 31, 2007 primarily consisted of proceeds from the second closing of our Series D convertible preferred stock financing in the amount of $3.4 million, which was offset by payments made on capitalized offering costs in the amount of $0.5 million.
Contractual Obligations and Commitments
     As of March 31, 2008, the following summarizes our future contractual obligations for the periods presented (in thousands):

		April 1, 2008	January 1, 2009	January 1, 2010	January 1, 2011
		through	through	through	through
	Total	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2012
Contractual Obligations:
Debt obligations	$2,511	$2,511	$—	$—	$—
Operating lease obligations	5,115	1,578	1,543	1,224	770
Purchase obligations	2,828	2,828	—	—	—

Total	$10,454	$6,917	$1,543	$1,224	$770

Off-Balance Sheet Arrangements
     At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     Nearly all of our revenue, costs and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel would fluctuate by 10% our operating expenses would have increased or decreased by approximately $1.5 million in 2007. During the three months ended March 31, 2008, we estimate that our operating expenses increased by $0.8 million due to unfavorable foreign exchange movements.
Interest Rate Sensitivity
     We had cash, cash equivalents, restricted cash, and short-term investments totaling $54.4 million at March 31, 2008. These amounts were invested primarily in commercial paper and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.
     As of March 31, 2008, we had $2.4 million of debt outstanding. Our loan agreement provides for a stated fixed interest rate of 9.78%.
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
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any material legal proceeding. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
     The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.
Risks Related to Our Business

We have received a letter regarding a confidential informal inquiry by the SEC, and cooperation with such governmental inquiry has and will continue to cost significant amounts of money and management resources.
     On April 3, 2008, we received a letter from the SEC informing us that the SEC is conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained an independent legal counsel to perform an internal investigation. We have incurred, and continue to incur, significant costs related to the governmental inquiry, which will have a material adverse effect on our financial condition and results of operations. Further, the governmental inquiry has caused and may continue to cause, a diversion of management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.
We have not been in compliance with SEC reporting requirements and NASDAQ listing requirements and may continue to face compliance issues with such regulatory bodies. If we are unable to remain in compliance with SEC reporting requirements and NASDAQ listing requirements our business will be harmed.
     Due to the informal inquiry by the SEC, we were unable to file our periodic report on Form 10-Q with the SEC on a timely basis and face the possibility of the delisting of our common stock from The NASDAQ Stock Market. As a result of our failure to file our periodic report on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months. In addition, if the NASDAQ Hearings Panel concludes that we are not in compliance with applicable listing requirements, then we may be unable to continue to list our stock on The NASDAQ Stock Market. If our common stock is delisted, the price of our common stock and the ability of our shareholders to trade our common stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws. (see subsequent event note 14 to Condensed Consolidated Financial Statement)
  An informal inquiry by the SEC may result in charges filed against us and in fines or penalties.
     As a result of the SEC inquiry, criminal or civil charges could be filed against us and we could be required to pay significant fines or penalties in connection with the governmental inquiry or other governmental investigations. Any criminal or civil charges by the SEC or other governmental agency or any fines or penalties imposed by the SEC could materially harm our business, results of operations, financial position and cash flows.
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
     We have experienced significant losses in the past and have not had sustained profits. For the fiscal years ended December 31, 2005 and 2006 we recorded net losses of approximately $14.3 and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million. As of December 31, 2007, our accumulated deficit was $56.2 million, and for the quarter ended March 31, 2008, we incurred a net loss of $3.1 million. We have never generated sufficient cash to fund our operations and can give no assurance that we will continue to generate net income.
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
     ECI owns approximately 26% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. In addition, Dror Nahumi, Executive Vice President and Chief Strategy Officer of ECI, is a member of our board of directors. Because of the nature of our business relationship with ECI and the size and nature of ECI’s ownership position in us, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company. In 2007, ECI was acquired by affiliates of the Swarth Group and certain funds that have appointed Ashmore Investment Management Limited as their investment manager who maintains dispositive and/or voting power and is no longer traded on Nasdaq. As a result of the change in ownership, the investment objectives of ECI may have changed as compared to the investment objectives when ECI was a publicly traded company. The possible change in investment objectives may affect whether, or for how long, ECI will continue to hold our shares.
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
     Our independent registered public accounting firm was not, however, engaged to audit, nor has it audited, the effectiveness of our internal control over financial reporting. Accordingly, our independent registered public accounting firm has not rendered an opinion on our internal control over financial reporting. Similarly, we have not performed an evaluation of internal controls over financial reporting, as we are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Additional material weaknesses, significant deficiencies and other control deficiencies may have existed or may in the future be identified when such additional evaluations are performed.
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
     Although we have taken measures to remediate the material weaknesses as well as the other significant deficiencies and control deficiencies, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses, significant deficiencies and control deficiencies. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weakness and the significant deficiencies and control deficiencies discussed above. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect management’s assessment of our disclosure controls and procedures, required with the filing of our quarterly and annual reports after our initial public offering, and the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act is expected to be applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2009, to be filed in early 2010. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
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
     For the fiscal years ended December 31, 2007, 2006, and 2005, revenues from outside North America were approximately, $93.1 million, $81.8 million, and $63.0 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:
•	difficulty enforcing contracts and collecting accounts receivable in foreign jurisdictions, leading to longer collection periods;

•	certification and qualification requirements relating to our products;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in foreign regulatory requirements, including import and export regulations, and currency exchange rates;

•	certification and qualification requirements for doing business in foreign jurisdictions;

•	inadequate protection for intellectual property rights in certain countries;

•	less stringent adherence to ethical and legal standards by prospective customers in certain foreign countries, including compliance with the Foreign Corrupt Practices Act;

•	potentially adverse tax consequences;

•	unfavorable foreign exchange movements, particularly the continued devaluation of the US dollar, which could result in decreased revenues and/or increased expenses; and

•	political and economic instability.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
     As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the NASDAQ Stock Market Rules, or Nasdaq rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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
     As of March 31, 2008, we had a staff of 133 employees and contractors in India. Due to increased expansion into India of research and development by technology companies, hiring and retaining skilled employees has become increasingly difficult. In the past we have experienced substantial turnover and we expect this turnover to get worse as competition for skilled employees increases. If we are unable to retain our current employees and/or hire skilled employees in the future, we may not be able to execute on our business strategy.

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
     Many of our 185 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.
The grants we have received from the Israeli government for certain research and development expenditures restrict our ability to manufacture products and transfer technologies outside of Israel and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received together with interest and penalties.
     Our research and development efforts have been financed, in part, through grants that we have received from the OCS. We, therefore, must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984 and related regulations, or the Research Law.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
     We did not issue any unregistered securities during the quarter ended March 31, 2008.
(b) Use of Proceeds from Public Offering of Common Stock
     In April 2007, we completed an IPO of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. The effective date of the Securities Act registration statement for the IPO was April 4, 2007 and the Commission file number assigned to the registration statement is 333-138121. We raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. None of our net proceeds from the IPO have been applied. Pending such application, we have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates. ECI sold 2,250,000 shares of our common stock at an issue price of $8.00 per share, raising a total of $18.0 million in gross proceeds from the IPO. Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC were managing underwriters.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following is an index of the exhibits included in this report:

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

Veraz Networks, Inc.

Date: July 29, 2008	By:	/s/ Al Wood

Al Wood, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Veraz Networks, Inc. Registration Statement on Form S-1 (No. 333-138121) and incorporated herein by reference.