Form 10-Q
period 2008-06-30
Veraz Networks, Inc.
filed 2008-08-14
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2008, 42,197,378 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,366	$52,232
Restricted cash	618	610
Short-term investments	6,336	5,354
Accounts receivable (net of allowances of $861 and $151 as of June 30, 2008, and December 31, 2007, respectively)	37,410	40,814
Inventories	12,497	9,505
Prepaid expenses	2,481	1,497
Deferred tax assets	1,186	410
Other current assets	3,796	5,776
Due from related parties	892	686

Total current assets	96,582	116,884
Property and equipment, net	6,114	6,720
Other assets	100	143

Total assets	$102,796	$123,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,498	$11,066
Accrued expenses	12,238	16,983
Income tax payable	117	219
Current portion of loan payable (net of unamortized discount of $40 and $170 as of June 30, 2008, and December 31, 2007, respectively)	1,497	3,147
Deferred revenue	15,364	14,354
Due to related parties	9,523	10,438

Total current liabilities	47,237	56,207

Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 10,000,000 and no shares authorized; no shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 42,140,456 and 41,100,459 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	42	41
Additional paid-in capital	126,738	124,081
Deferred stock-based compensation	(192)	(352)
Accumulated other comprehensive loss	(113)	—
Accumulated deficit	(70,916)	(56,230)

Total stockholders’ equity	55,559	67,540

Total liabilities and stockholders’ equity	$102,796	$123,747

See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
IP Products	$9,696	$21,369	$30,440	$39,019
DCME Products	1,239	4,496	2,815	9,630
Services	5,332	5,293	10,895	9,964

Total revenues	16,267	31,158	44,150	58,613

Cost of Revenues:
IP Products	4,775	7,637	13,183	14,833
DCME Products	495	1,166	1,080	3,287
Services	3,896	3,055	7,834	5,753

Total cost of revenues	9,166	11,858	22,097	23,873

Gross profit	7,101	19,300	22,053	34,740

Operating Expenses:
Research and development (net of grants from the Office of the Chief Scientist in Israel of $692 and $370 in the three months ended June 30, 2008 and 2007, respectively,and $1.3 million and $736 in the six months ended June 30, 2008 and 2007, respectively)	7,262	7,870	15,135	15,604
Sales and marketing	6,993	6,976	14,799	12,939
General and administrative	5,690	2,368	8,626	4,721

Total operating expenses	19,945	17,214	38,560	33,264

Income (loss) from operations	(12,844)	2,086	(16,507)	1,476
Other income (expense), net	651	305	1,287	105

Income (loss) before income taxes	(12,193)	2,391	(15,220)	1,581
Provision (benefit) for income taxes	(601)	265	(534)	629

Net income (loss)	(11,592)	2,126	(14,686)	952
Deemed dividend on Series D convertible preferred stock	—	(5,980)	—	(5,980)

Net loss allocable to common stockholders	$(11,592)	$(3,854)	$(14,686)	$(5,028)

Net loss allocable to common stockholders per share — basic and diluted	$(0.28)	$(0.10)	$(0.35)	$(0.19)

Weighted-average shares outstanding used in computing net loss allocable to common stockholders per share — basic and diluted	41,998	39,727	41,696	26,899

Related Party Transactions
     The Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
IP Products, related party sales	$5	$84	$59	$109
DCME Products, related party sales	—	134	—	279
Cost of Revenues:
IP Products, costs arising from related party purchases	—	8	184	16
DCME Products, costs arising from related party purchases	447	490	982	1,875
Services, costs arising from related party purchases	45	—	90	—
Operating Expenses:
Research and development	339	544	723	1,213
Sales and marketing	758	1,481	1,555	2,336
General and administrative	88	93	132	206
See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(14,686)	$952
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,749	1,889
Loss on disposal of property and equipment	37	—
Stock-based compensation	2,303	1,097
Provision for doubtful accounts	759	(16)
Amortization of debt issuance cost and accretion of loan payable	129	224
Deferred income taxes	(739)	(166)
Net changes in operating assets and liabilities:
Accounts receivable	2,645	(12,044)
Inventories	(2,992)	625
Prepaid expenses and other current assets	998	(1,675)
Due from related parties	(206)	744
Accounts payable	(2,741)	3,268
Accrued expenses	(4,745)	(1,484)
Income tax payable	(102)	(146)
Deferred revenue	1,010	(1,205)
Due to related parties	(915)	(2,600)

Net cash used in operating activities	(17,496)	(10,537)

Cash flows from investing activities:
Restricted cash	(8)	(101)
Maturities and sales of short-term investments	5,001	—
Purchases of short-term investments	(5,981)	(3,070)
Purchases of property and equipment, net	(1,007)	(912)
Other assets	4	58

Net cash used in investing activities	(1,991)	(4,025)

Cash flows from financing activities:
Proceeds from the exercise of stock options	515	338
Proceeds from sale of common stock in connection with the Company’s initial public offering	—	54,000
Proceeds from sale of Series D convertible preferred stock	—	3,449
Issuance cost for Series D convertible preferred stock	—	(34)
Payment of offering costs	—	(4,610)
Redemption of redeemable preferred stock	—	(14)
Repayment of loan	(1,779)	—

Net cash (used in) provided by financing activities	(1,264)	53,129

Effect of exchange rate changes	(115)	—
Net increase (decrease) in cash and cash equivalents	(20,866)	38,567
Cash and cash equivalents at beginning of period	52,232	23,189

Cash and cash equivalents at end of period	$31,366	$61,756

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$127	$205

Income taxes	$346	$440

Non-cash financing activities:
Deemed dividend on Series D convertible preferred stock	$—	$5,980

See accompanying Notes to Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — THE COMPANY
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
NOTE 2 — BASIS OF PRESENTATION
     The condensed consolidated financial statements include the accounts of Veraz Networks, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying interim condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
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
     Two customers, Belgacom International Carrier Services and Sky2net Limited, contributed to 14% and 10% of the Company’s revenues in the three months ended June 30, 2008, respectively. One customer, Vimpelcom, contributed to 11% of the Company’s revenues in the three months ended June 30, 2007. No customer accounted for 10% the Company’s revenues in both of the six months ended June 30, 2008 and 2007. No customer accounted for 10% or more of the Company’s accounts receivable and due from related parties as of June 30, 2008 and December 31, 2007.
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
     VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer. For most arrangements, the Company has established vendor specific objective evidence (VSOE) for the related PCS based on stated renewal rates. Therefore, upon customer acceptance, the Company recognizes revenue using the residual method. For arrangements in which the Company is unable to establish VSOE for its PCS, the entire arrangement fee is deferred and recognized ratably over the PCS term after delivery and acceptance of the software, hardware and services.
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
     The Company has established VSOE of fair value for IP services. The Company limits its assessment of VSOE of fair value to the price charged when the same element is sold separately. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery of the hardware and software using the residual method.
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
     Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent less than 1% of revenues in each of the three and six months ended June 30, 2008 and 2007, respectively. Shipping and handling costs are included in cost of revenues.
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
     In November 2005, in response to the adoption by the Internal Revenue Service of Internal Revenue Code Section 409A, the Company re-evaluated the estimated fair value of its common stock for financial reporting purposes for the year ended December 31, 2005. To assist management in re-evaluating the estimated fair value of the Company’s common stock, the Company engaged an independent valuation specialist to perform retrospective and contemporaneous valuations. Based upon the reports from the specialist, management determined that the fair value of the common stock underlying options to purchase 2,363,593 shares of common stock granted during the period from January through September 2005 exceeded the option exercise price. The exercise prices on these options were modified and increased to the respective reassessed fair value at date of grant.

     As a result of reassessing the fair value of its common stock, the Company recorded deferred stock-based compensation of $1.3 million in 2005, related to options granted during the nine months ended September 30, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the three months ended June 30, 2008 and 2007, the Company amortized $79,000, and $79,000, respectively, of deferred stock-based compensation. During the six months ended June 30, 2008 and 2007, the Company amortized $157,000, and $158,000, respectively, of deferred stock-based compensation. During the three months ended June 30, 2008 and 2007, the Company reversed $2,000 and $10,000, respectively, of deferred stock-based compensation due to employee terminations. During the six months ended June 30, 2008 and 2007, the Company reversed $2,000 and $21,000, respectively, of deferred stock-based compensation due to employee terminations. As of June 30, 2008, the total unamortized deferred stock-based compensation amounted to $192,000 and is expected to be amortized as follows: $156,000 during the remaining six months of 2008 and $36,000 in 2009.
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
     The following weighted average assumptions were used to value options granted during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected term in years	6.06	6.25	6.06	6.25
Risk-free interest rate	3.68%	4.69%	3.68%	4.72%
Volatility	61%	73%	61%	73%
Dividend yield	—	—	—	—
Estimated fair value per share of underlying common stock	$1.92	$7.00	$1.92	$8.55
     The estimated fair value per share of underlying common stock, prior to the Initial Public Offering (IPO) of the common stock, represented the Company’s best estimate at the time, based on input from the Company’s investment bankers and independent valuations.
     The weighted average fair value per share of options granted to employees for the three months ended June 30, 2008 and 2007, was approximately $1.14 and $4.82, respectively. The weighted average fair value per share of options granted to employees for the six months ended June 30, 2008 and 2007, was approximately $1.14 and $5.92, respectively.
     During the three months ended June 30, 2008 and 2007, the Company granted 10,000 and 15,000 restricted stock units (RSUs) with a weighted average fair value per share of approximately $1.97 and $6.15, respectively. During the six months ended June 30, 2008 and 2007, the Company granted 1,059,105 and 15,000 RSUs with a weighted average fair value per share of approximately

$4.83 and $6.15, respectively. The amount of the RSUs expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period.
     In accordance with SFAS No. 123R, unamortized compensation expense on stock based awards after January 1, 2006 is not included in deferred stock-based compensation. As of June 30, 2008, the balance of $9.5 million of total unrecognized compensation cost, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted average period of approximately 2.2 years. During the three months ended June 30, 2008 and 2007, the compensation expense on these stock based awards amounted to $1.2 million and $475,000, respectively. During the six months ended June 30, 2008 and 2007, the compensation expense on these stock based awards amounted to $2.3 million and $877,000, respectively.
     (e) Net Loss Allocable to Common Stockholders per Share
     Net loss allocable to common stockholders per share is computed in accordance with SFAS No. 128, Earnings per Share, (SFAS No. 128) by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has outstanding stock options and restricted stock units, which have not been included in the calculation of diluted net loss allocable to common stockholders per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss allocable to common stockholders per share for each period are the same.
     The following table sets forth potential shares of common stock that, by application of the treasury stock method and in periods with net loss were not included in the diluted net loss allocable to common stockholders per share calculations because to do so would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	3,029,102	5,869,924	3,521,601	5,859,710
Stock options granted outside of plans	49,693	56,549	52,703	56,549
Restricted stock units	—	—	—	—
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
     In April 2007, the Company completed its IPO of common stock. Upon the closing of the IPO, all shares of redeemable preferred stock were redeemed and all shares of Series C and Series D convertible preferred stock outstanding automatically converted into shares of common stock. As of June 30, 2008, the Company had no redeemable or convertible preferred stock outstanding.
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
     (h) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements. During the three months ended June 30, 2008, net loss and comprehensive loss was $11.6 million and $11.7 million, respectively, primarily related to cumulative translation adjustment. During the six months ended June 30, 2008, net loss and comprehensive loss was $14.7 million and $14.8 million, respectively. There was not significant difference between the Company’s net loss and comprehensive loss for the three and six months ended June 30, 2007.
     (i) Recent Accounting Pronouncements
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to the Company.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands the required disclosure for fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to partially defer the effective date of SFAS No. 157 for one year, for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 4 for information and related disclosures regarding the Company’s fair value measurements.
NOTE 4 — FINANCIAL INSTRUMENTS
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
     The Company measures its fixed income available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of June 30, 2008 (in thousands):

	Fair Value at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Fixed income available-for-sale securities	$23,754	$—	$23,754	$—

     The fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the condensed consolidated balance sheet and consist of bonds, notes and other securities issued by the United States government and agencies (57% of total); commercial paper (40% of total); and corporate bonds (3% of total). Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.
NOTE 5 — RELATED PARTY TRANSACTIONS
     As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at June 30, 2008 ECI held approximately 26% of the Company’s outstanding common stock. Additionally, one ECI employee serves as a member of the Company’s board of directors as of June 30, 2008 but will cease his employment with ECI as of September 16, 2008.
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

     The Company has appointed ECI as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensates ECI for agent services in Russia by paying a commission based on sales. Further, the Company has appointed ECI 2005, an affiliate of ECI, as a partner to provide services directly to customers in Russia. The Company’s Russian customers may purchase installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needs assistance in providing installation, training and maintenance services to its customers in Russia, ECI 2005 may purchase these services from the Company. The Company also reimburses ECI 2005 for the costs associated with the services activity. In November 2007, the Company entered into a sublease agreement with ECI 2005 for office space located in Moscow. The sublease term is for an eleven-month period, and the monthly rent is approximately $15,000. ECI 2005 rent is included in services, cost of revenues, in the consolidated statements of operations. One employee of ECI serves on the Company’s Russian advisory committee.
     In 2004, the Company entered into a sublease agreement with ECI for office space of 4,279 square feet located in Florida, which was amended in 2006 to include an additional 652 square feet. This sublease expired on March 31, 2008, was extended for one month and was thereafter terminated. The monthly rent for this sublease in the first four months of 2008 and 2007 was approximately $11,000. ECI rent is included in general and administrative expense, in the consolidated statements of operations.
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
     On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. During the three months ended June 30, 2008 and 2007, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $321,000 and $457,000, respectively. During the six months ended June 30, 2008 and 2007, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $701,000 and $1.0 million, respectively. As of June 30, 2008 and December 31, 2007, the Company had related party payables to Persistent in the amount of approximately $445,000 and $360,000, respectively.
NOTE 6 — SHORT-TERM INVESTMENTS
     Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. The following is a summary of available-for-sale securities as of June 30, 2008 (in thousands):

	Amortized	Unrealized	Fair
	Cost	Gain (Loss)	Value
Bonds, notes and other securities issued by the United States government and agencies	$4,712	2	$4,714
Commercial paper	922	—	922
Corporate bonds	700	—	700

	$6,334	$2	$6,336

NOTE 7 — INVENTORIES
     The following tables provide details of inventories as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Finished products	$4,876	$2,760
Work in process at customers’ locations	3,935	3,084
Raw material and components	3,686	3,661

	$12,497	$9,505

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
NOTE 8 — FACTORING
     The Company did not sell any trade receivables during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, the Company sold trade receivables to financial institutions in a total amount of $3.6 million and $7.2 million, respectively. Control and risk of those trade receivables were fully transferred and accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
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
NOTE 9 — LOAN
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
     As of June 30, 2008, the future principal payments due in 2008, under the loan arrangement amounted to approximately $1.5 million.

     The Company accounts for the imputed discount on the loan using the interest method in accordance with APB Opinion No. 21, Interest on Receivables and Payables with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan.
     As of June 30, 2008, the fair value of the loan amounted to approximately $1.5 million and the unamortized discount amounted to $40,000.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
     (a) Leases
     The Company leases its facilities and certain vehicles under non-cancelable operating leases expiring on various dates through 2011. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2008 (in thousands):

Six months ending December 31, 2008	$1,309
Year ending December 31, 2009	2,032
Year ending December 31, 2010	1,826
Year ending December 31, 2011	859
Year ending December 31, 2012	515

Total	$6,541

     (b) Office of the Chief Scientist Grants
     Veraz Networks Ltd.’s research and development efforts, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). In return for the OCS’s participation, Veraz Networks Ltd. is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as they become due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended June 30, 2008 and 2007, amounted to $292,000 and $537,000, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for the six months ended June 30, 2008 and 2007, amounted to $795,000 and $896,000, respectively. As of June 30, 2008 and December 31, 2007, the royalty payable amounted to $1.0 million and $1.3 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $15.4 million as of June 30, 2008.
     (c) Guarantees
     From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At June 30, 2008 and December 31, 2007 the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.0 million, and $587,000, respectively. The guarantee term generally varies from six months to two years. The guarantees are usually provided for approximately 10% of the contract value.
     At June 30, 2008 and December 31, 2007, the Company had $236,000 and $205,000, respectively, invested in a bank guarantee as a security for the Company’s office lease in Israel.

     (d) Purchase Commitments
     The Company purchases raw material and components for its I-Gate line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of June 30, 2008, the Company had open purchase commitments totaling $3.1 million, respectively.
     (e) SEC Investigation
     On April 3, 2008, the Company received a letter from the SEC informing it that the SEC was conducting a confidential informal inquiry (SEC Inquiry) and requesting that the Company voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, the Company’s Board of Directors appointed a special committee (Special Committee) consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. The Special Committee interviewed law firms to assist in the investigation and on April 10, 2008, retained Keker & Van Nest LLP (Independent Counsel), a law firm that had not previously represented the Company in any matters, to conduct an independent investigation. Between April 10, 2008 and July 17, 2008, Independent Counsel conducted an independent investigation into the matters raised by the SEC Inquiry. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and on July 21, 2008 provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation. As a result of the SEC Inquiry, the Company was not able to timely file its first quarter ended quarterly report on Form 10-Q and, on May 21, 2008, the Company received a notification letter from NASDAQ stating that its common stock may be subject to delisting in accordance the NASDAQ rules. The Company’s management attended a hearing on July 24, 2008 to request that NASDAQ grant the Company’s request for an extension of time in which to comply with the NASDAQ listing standards. On July 29, 2008, the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 and now believes it is in compliance with all SEC filing requirements. Additionally, on August 6, 2008, the Company received notification from NASDAQ informing the Company that the NASDAQ hearing panel had determined to continue listing the Company’s common stock on the NASDAQ.
     During the course of the investigation, the Company became aware of allegations of misconduct relating to the Company’s business practices in the Asia Pacific region that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act (FCPA). These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made the Company aware of allegations of possible fraud perpetrated against the Company and violations of the Company’s Code of Conduct and Ethics (Policy). The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller. As of June 30, 2008, the Company had approximately $0.8 million in accounts receivable that may be associated with such possible fraud and violations of the Policy.
NOTE 11 — INCOME TAXES
     The Company recorded a provision (benefit) of income taxes of $(534,000) and $629,000 for the six months ended June 30, 2008 and 2007, respectively. The tax benefit during the six months ended June 30, 2008 was primarily attributable to the Company’s loss on operations in Israel. The Company believes that the related deferred tax asset will be realized. The tax provision during the six months ended June 30, 2007, was primarily attributable to the Company’s profitable operations in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the first quarter of 2007, the Company eliminated its valuation allowance attributable to its subsidiary in Israel, which resulted in a reduction of income tax expense of $189,000. In the second quarter of 2007, an Israeli court decision and related interpretations changed the application of net loss carry forwards, which resulted in a reduction of income tax expense of $250,000, as the Company believes that it is more likely than not that this treatment will be accepted by the Israeli tax authorities.
     The Company’s tax provision for interim periods is calculated using the discrete period method. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to the benefit recorded for the Company’s loss on operations in Israel offset by no benefit being recognized for net losses incurred in the U.S. as well as income earned in lower tax rate jurisdictions, for which no U.S. income tax has been provided, as the Company intends to permanently reinvest these earnings outside of the U.S.
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

     The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (IRS) for calendar years from its inception in 2001 through 2006. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2006 and 2007, France for 2006, India for 2005 through 2007, Israel for 2003 through 2006, Singapore for 2005 through 2006, and the United Kingdom for 2005 through 2007.
NOTE 12 — STOCKHOLDERS’ EQUITY
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
     Through June 30, 2008, the Company had reserved 12,871,151 shares of common stock for issuance under the 2001 and 2006 Plans. The share reserve under the 2006 Plan automatically increases on each January 1st, 2009 through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31st of the preceding calendar year, or a number of shares determined by the board of directors, but not in excess of 3,000,000 shares.
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
     (b) Stock Award Activity
     A summary of the Company’s stock award activity and related information for the six months ended June 30, 2008 is set forth in the following table (aggregate intrinsic value in thousands):

				Weighted
	Number of			Average
	Shares	Number of	Weighted	Contractual	Aggregate
	Available	Options	Average	Life	Intrinsic
	for Grant	Outstanding	Exercise Price	(in Years)	Value
Balance at December 31, 2007	82,815	6,766,352	$1.39
Authorized	2,433,013	—
Restricted stock units granted	(1,059,105)	—
Restricted stock units cancelled and forfeited	72,117	—
Options granted	(120,000)	120,000	$1.92
Options exercised	—	(937,100)	$0.55
Options cancelled and forfeited	196,987	(196,987)	$2.57

Balance at June 30, 2008	1,605,827	5,752,265	$1.50	6.28	$4,388
Options vested and expected to vest at June 30, 2008		5,700,352	$1.48	6.27	$4,384
Options exercisable at June 30, 2008		4,543,816	$1.06	5.89	$4,132
     Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the six-months ended June 30, 2008 was approximately $2.4 million.
     As of June 30, 2008, the Company had 1,385,296 RSUs outstanding with a total grant date fair value of approximately $7.1 million that were excluded from the options outstanding in the preceding table. The aggregate intrinsic value of the RSUs was $2.4 million as of June 30, 2008. RSUs that vested during the six months ended June 30, 2008 totaled 103,047 and had a weighted average fair value of $2.64 per share as of the vesting date.
NOTE 13 — SEGMENT AND GEOGRAPHIC INFORMATION
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Europe, Middle East and Africa	$8,287	$15,557	$23,312	$30,553
North America	3,412	9,064	7,956	13,818
Asia Pacific and India	1,715	4,070	7,153	8,559
Caribbean and Latin America	2,853	2,467	5,729	5,683

	$16,267	$31,158	$44,150	$58,613

Foreign countries which contributed more than 10% of revenues:	Russia	Russia	Russia	Russia

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales originating from:
United States	$7,527	$16,162	$21,137	$30,203
Israel	7,704	13,042	19,550	24,459
Other foreign countries	1,036	1,954	3,463	3,951

	$16,267	$31,158	$44,150	$58,613

	June 30,	December 31,
	2008	2007
Long-lived assets, net:
United States	$2,585	$3,121
Israel	2,964	3,067
Other foreign countries	565	532

	$6,114	$6,720

NOTE 14 — SUBSEQUENT EVENT
     On July 21, 2008, the Company provided notice of its intent to terminate, effective immediately, certain contractor agreements, including arrangements with Persistent, a related party. The terms of the termination agreements are still in the final stages of completion.
     On July 31, 2008, the Company announced that it reduced its workforce by approximately 160 employees and contractors and consolidated certain operations across all organizations, primarily research and development, and services, bringing worldwide headcount to approximately 310. These activities will result in a third quarter pre-tax restructuring charge, of approximately $1.2 million to $1.5 million consisting primarily of severance costs, equipment write-downs and facilities consolidation.
     On August 6, 2008, the Company received notification from The NASDAQ Stock Market (NASDAQ) Hearings Panel, notifying the Company that the panel had determined to continue listing the Company’s shares on the NASDAQ.

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
     Our business initially focused on the sale of DCME products and services. While the sale of DCME products continues to be a part of our business, it has declined, and we expect DCME revenue to continue to decline over time. Our DCME product revenues were $1.2 million and $4.5 million in the three months ended June 30, 2008 and 2007, respectively, and $2.8 million and $9.6 million in the six months ended June 30, 2008 and 2007, respectively. We have increasingly focused our efforts on our IP products and prior to the second quarter of 2008, we experienced rapid growth in our IP product revenues. Our IP product revenues were $9.7 million and $21.4 million in the three months ended June 30, 2008 and 2007, respectively, and $30.4 million and $39.0 million in the six months ended June 30, 2008 and 2007, respectively.
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
     On April 3, 2008, we received a letter from the SEC informing us that the SEC was conducting a confidential informal inquiry (SEC Inquiry) and requesting that we voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, our Board of Directors appointed a special committee (Special Committee) consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. The Special Committee interviewed law firms to assist in the investigation and on April 10, 2008, retained Keker & Van Nest LLP (Independent Counsel), a law firm that had not previously represented us in any matters, to conduct an independent investigation. Between April 10, 2008 and July 17, 2008, Independent Counsel conducted an independent investigation into the matters raised by the SEC Inquiry. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and on July 21, 2008 provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation. As a result of the SEC Inquiry, we were not able to timely file our first quarter ended quarterly report on Form 10-Q and, on May 21, 2008, we received a notification letter from NASDAQ stating that our common stock may be subject to delisting in accordance the NASDAQ rules. We attended a hearing on July 24, 2008 to request that NASDAQ grant the Company’s request for an extension of time in which to comply with the NASDAQ listing standards. On July 29, 2008, we filed our quarterly report on Form 10-Q for the quarter ended March 31, 2008 and now believes we are in compliance with all SEC filing requirements. Additionally, on August 6, 2008, we received notification from NASDAQ informing us that the NASDAQ hearing panel had determined to continue listing our common stock on the NASDAQ.
     During the course of the investigation, we became aware of allegations of misconduct relating to the Company’s business practices in the Asia Pacific region that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act (FCPA). These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made us aware of allegations of possible fraud perpetrated against us and violations of our Code of Conduct and Ethics (Policy). The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller. As of June 30, 2008, we had approximately $0.8 million in accounts receivable that may be associated with such possible fraud and violations of the Policy.

     During the third quarter of 2008 we commenced a significant restructuring initiative involving the elimination of approximately 160 of our positions through layoffs from all departments throughout our organization, but primarily in the research and development and services organizations and in our India operations. Our objective with the restructuring is to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2008, as compared to the previous disclosures in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008.
Results of Operations
Comparison of Three Months Ended June 30, 2008 and 2007
Revenues

	Three Months Ended June 30,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenues:
IP Products	$9,696	60%	$21,369	69%	$(11,673)	(55)%
DCME Products	1,239	7	4,496	14	(3,257)	(72)%
Services	5,332	33	5,293	17	39	1%

Total revenues	$16,267	100%	$31,158	100%	$(14,891)	(48)%

Revenue by Geography:
Europe, Middle East and Africa	$8,287	51%	$15,557	50%	$(7,270)	(47)%
North America	3,412	21	9,064	29	(5,652)	(62)%
Asia Pacific and India	1,715	10	4,070	13	(2,355)	(58)%
Caribbean and Latin America	2,853	18	2,467	8	386	16%

Total revenues	$16,267	100%	$31,158	100%	$(14,891)	(48)%

     The decrease in revenues resulted from a decrease in IP product revenues of $11.7 million and a decrease in DCME product revenues of $3.3 million.
     The decrease in IP product revenues was the result of lower bookings in the second quarter and in prior quarters and fewer projects being completed and accepted in the second quarter. While our second quarter bookings were satisfactory, the bookings did not always result in revenues in the current quarter. Bookings slowed in the second quarter and in prior quarters due to a number of factors, including orders that we expected to close being delayed or pushed out into the second half of this year, including a number of deals in the Asia Pacific region due to the SEC Inquiry, the continued shrinking of new orders from the DCME business, some slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the Asia Pacific region. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods as the DCME product revenues continue to decline, and as the telecommunications industry recovers from its economic decline.
     The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue over the foreseeable future as customers migrate from traditional voice networks including DCME products to IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We still expect our DCME product sales to continue to decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.
     Services revenues remained relatively flat. IP services revenues increased to $4.3 million in the three months ended June 30, 2008 from $3.7 million in the three months ended June 30, 2007 due to recognition of previously deferred revenue for deployments, for both professional services and support and maintenance. This was offset by a decrease in DCME services revenues to $1.0 million from $1.6 million in the three months ended June 30, 2008 and 2007, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks.

     The decrease in revenues of $15.3 million resulted from a decrease in sales to the Europe, Middle East and Africa, North America, and to the Asia Pacific and India regions, offset by an increase of $0.4 million in revenues resulting from an increase in sales to the Caribbean and Latin America region. We had significant turnover in the Asia Pacific region which resulted in a significant decrease in our Asia Pacific revenues. During the three months ended June 30, 2008, revenues were 21% from North America and 79% international as compared to 29% from North America and 71% international during the three months ended June 30, 2007. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenues:
IP Products	$4,775	49%	$7,637	36%	$(2,862)	(37)%
DCME Products	495	40%	1,166	26%	(671)	(58)%
Services	3,896	73%	3,055	58%	841	28%

Total cost of revenues	$9,166	56%	11,858	38%	$(2,692)	(23)%

Gross Profit:
IP Products	$4,921	51%	$13,732	64%	$(8,811)	(64)%
DCME Products	744	60%	3,330	74%	(2,586)	(78)%
Services	1,436	27%	2,238	42%	(802)	(36)%

Total gross profit	$7,101	44%	$19,300	62%	$(12,199)	(63)%

     Cost of Revenues. The decrease in sales of IP and DCME products resulted in a decrease in related cost of revenues. Although overall cost of revenues decreased as a result of the decrease in revenues, we continued to incur the same fixed overhead costs.
     Cost of IP product revenues decreased by 37% resulting from a 55% decrease in IP product revenues. Cost of DCME product revenues decreased by 58%, which corresponds to a 72% decrease in DCME product revenues.
     The increase in cost of services revenues is due to an increase in labor and related expenses of $0.3 million as a result of an increase in customer support headcount to support new product implementations for our customer base that had grown in prior quarters, as well as to provide more resources to sell other professional services. In addition, costs of consultants and other third party services for assistance with product implementations increased by $0.2 million, and travel and related expenses increased by $0.1 million. We expect cost of service revenues to decrease during the third quarter of 2008 due to restructuring, and decrease in future periods on an absolute basis, as well as decrease as a percentage of total revenues.
     Gross Profit. Gross profit decreased by $12.2 million. IP product gross profit decreased to $4.9 million for the three months ended June 30, 2008 from $13.7 million in the three months ended June 30, 2007, a decrease of $8.8 million or 64%, which was caused by a 55% decrease in IP product revenues. DCME product gross profit decreased to $0.7 million for the three months ended June 30, 2008 from $3.3 million in the three months ended June 30, 2007, a decrease of $2.6 million or 78%, which corresponds to a 72% decrease in DCME product revenues. Services gross profit decreased to $1.4 million for the three months ended June 30, 2008 from $2.2 million in the three months ended June 30, 2007, a decrease of $0.8 million or 36%, which was due to lower service revenues and lower services margin.
     Gross Margin. Gross margin, which is gross profit as a percentage of revenue, decreased to 44% from 62% for the three months ended June 30, 2008 and 2007, respectively. This decrease is primarily attributable to increased competition and to the allocation of the same fixed overhead costs to a smaller amount of revenues.
     Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

     We expect that DCME product gross margins will increase from the current quarter and remain relatively consistent with the most recent year because we anticipate continuing to pay a fixed percentage of sales for manufacturing costs.
     The decrease in services gross margin was attributable to increased competition and our continued investment in our service organization. Additionally, services gross margin will vary due to characteristics of the services engagements and the timing of the services expenses, which may not be in the same period as when the services revenues are recognized, although we expect it to decrease during the third quarter of 2008 due to our restructuring initiative.
Operating Expenses

	Three Months Ended June 30,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Research and development, net	$7,262	45%	$7,870	25%	$(608)	(8)%
Sales and marketing	6,993	43%	6,976	22%	17	0%
General and administrative	5,690	35%	2,368	8%	3,322	140%

Total operating expenses	$19,945	123%	$17,214	55%	$2,731	16%

     Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $7.3 million for the three months ended June 30, 2008 from $7.9 million in the three months ended June 30, 2007. Grants received from the OCS were $0.7 million in the three months ended June 30, 2008 and $0.4 million in the three months ended June 30, 2007. The decrease in research and development expenses was primarily due to a $0.3 million decrease in bonus expense, a decrease in outside professional services of $0.3 million, and an increase in grants received from the OCS of $0.3 million, offset by an increase in stock based compensation of $0.2 million.
     Research and development expenses, net, were 45% and 25% of total revenues in the three months ended June 30, 2008 and 2007, respectively. We expect research and development expenses to decrease during the third quarter of 2008, primarily due to our restructuring initiative, which will result in decreased headcount.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses remained constant at $7.0 million for the three months ended June 30, 2008 and June 30, 2007. Within sales and marketing expenses, we saw an increase in salaries and related compensation of $0.7 million, costs of consultants and other third party services of $0.1 million, and travel and related expenses of $0.3 million, offset by a $1.3 million decrease in agent commissions for sales in 2007.
     Sales and marketing expenses were 43% and 22% of total revenues in the three months ended June 30, 2008 and June 30, 2007, respectively. We expect sales and marketing expenses to increase on an absolute basis due to increased sales commissions expense resulting from increased sales as well as higher commissions being paid to certain sales persons as we approach the end of the sales compensation plan year.
     General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $5.7 million for the three months ended June 30, 2008 from $2.4 million in the three months ended June 30, 2007. The increase in general and administrative expenses was primarily a result of the informal SEC investigation of approximately $2.1 million which included additional costs related to legal fees, costs for our independent auditors as well as other consultants, IT outside professional services of $0.2 million, an additional allowance for doubtful accounts of $0.7 million, increases in salaries and related compensation, including stock based compensation of $0.5 million.
     General and administrative expenses were 35% and 8% of total revenues in the three months ended June 30, 2008 and June 30, 2007, respectively. We expect expenses and costs associated with our general and administrative functions to decrease on an absolute basis, and to decrease as a percentage of total revenues. We do expect to incur some additional costs related to the informal SEC investigation in the near term, but not to the extent that we experienced in the second quarter of 2008.
     Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains and collection fees offset by interest expense and bank charges. Other income, net, was $0.7 million in the three months ended June 30, 2008, as compared with $0.3 million in the three months ended June 30, 2007. The increase was primarily due to an increase in foreign currency exchange gains on certain balance sheet items that are denominated in foreign currency, offset by a decrease in interest income, resulting from lower cash and cash equivalents balances due to significant use of cash for normal operating activities.
     Provision (benefit) for income taxes. Income taxes provided a benefit of $0.6 million in the three months ended June 30, 2008 compared to a provision of $0.3 million in the three months ended June 30, 2007. The income tax benefit in the three months ended June 30, 2008, was primarily attributable to our loss on operations in Israel. We believe that the related deferred tax asset will be realized. The income tax provision in the three months ended June 30, 2007 was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.
     Net income (loss). Net loss was $11.6 million for the three months ended June 30, 2008 as compared to a net income of $2.1 million in the three months ended June 30, 2007. The increase in net loss was mainly attributable to the decrease in gross profit of $12.2 million as compared to the three months ended June 30, 2007 and an increase in operating expenses by $2.7 million primarily related to the informal SEC investigation and an additional allowance for doubtful accounts.
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
Comparison of Six Months Ended June 30, 2008 and 2007
Revenues

	Six Months Ended June 30,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Revenues:
IP Products	$30,440	69%	$39,019	67%	$(8,579)	(22)%
DCME Products	2,815	6	9,630	16	(6,815)	(71)%
Services	10,895	25	9,964	17	931	9%

Total revenues	$44,150	100%	$58,613	100%	$(14,463)	(25)%

Revenue by Geography:
Europe, Middle East and Africa	$23,312	53%	$30,553	52%	$(7,241)	(24)%
North America	7,956	18	13,818	24	(5,862)	(42)%
Asia Pacific and India	7,153	16	8,559	14	(1,406)	(16)%
Caribbean and Latin America	5,729	13	5,683	10	46	1%

Total revenues	$44,150	100%	$58,613	100%	$(14,463)	(25)%

     The decrease in revenues resulted from a decrease in IP product revenues of $8.6 million and a $6.8 million decline in DCME product revenues, offset by an increase in services revenues of $0.9 million.
     The decrease in IP product revenues was the result of lower bookings in the second quarter and in prior quarters and fewer projects being completed and accepted in the second quarter, offset by recognition of revenues for new VoIP solution deployments and revenue recognized from deals that had been booked in previous periods and had been reflected as deferred revenue on the consolidated balance sheet as of December 31, 2007. While our first and second quarter bookings were satisfactory, the bookings did not always result in revenues in the current quarter. Bookings slowed in the second quarter and in prior quarters due to a number of factors, including orders that we expected to close being delayed or pushed out into the second half of this year, including a number of deals in the Asia Pacific region due to the SEC Inquiry, the continued shrinking of new orders from the DCME business, some slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the Asia Pacific region. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods as the DCME product revenues continue to decline, and as the telecommunications industry recovers from its economic decline.
     The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue over the foreseeable future as customers migrate from traditional voice networks including DCME products to IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We still expect our DCME product sales to continue to decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.
     The increase in services revenues resulted from recognition of previously deferred revenue for VoIP solution deployment for both professional services and support and maintenance. IP services revenues increased to $8.4 million in the six months ended June 30, 2008 from $6.9 million in the six months ended June 30, 2007. DCME services revenues decreased to $2.5 million from $3.1 million in the six months ended June 30, 2008 and 2007, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks.
     The decrease in revenues of $14.5 million resulted from a decrease in sales to the Europe, Middle East and Africa, the North America, and the Asia Pacific and India regions, offset by an increase of $46,000 in revenues derived from the Caribbean and Latin America regions. We had significant turnover in the Asia Pacific region which resulted in a significant decrease in our Asia Pacific revenues. During the six months ended June 30, 2008, revenues were 18% from North America and 82% international as compared to 24% from North America and 76% international during the six months ended June 30, 2007. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.
Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Cost of Revenues:
IP Products	$13,183	43%	$14,833	38%	$(1,650)	(11)%
DCME Products	1,080	38%	3,287	34%	(2,207)	(67)%
Services	7,834	72%	5,753	58%	2,081	36%

Total cost of revenues	$22,097	50%	23,873	41%	$(1,776)	(7)%

Gross Profit:
IP Products	$17,257	57%	$24,186	62%	$(6,929)	(29)%
DCME Products	1,735	62%	6,343	66%	(4,608)	(73)%
Services	3,061	28%	4,211	42%	(1,150)	(27)%

Total gross profit	$22,053	50%	$34,740	59%	$(12,687)	(37)%

     Cost of Revenues. The decrease in sales of IP and DCME products resulted in a decrease in related cost of revenues. Although overall cost of revenues decreased as a result of the decrease in revenues, we continued to incur the same fixed overhead costs.
     Cost of IP product revenues decreased by 11% resulting from an 22% decrease in IP product revenues. Cost of DCME product revenues decreased by 67%, which corresponds to a 71% decrease in DCME product revenues.

     The increase in cost of services revenues is due to an increase in labor and related expenses of $0.7 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, as well as to provide more resources to sell other professional services. In addition, costs of consultants and other third party services for assistance with product implementations increased by $0.6 million, and travel and related expenses increased by $0.3 million. We expect cost of service revenues to decrease during the third quarter of 2008 due to restructuring, and decrease in future periods on an absolute basis, as well as decrease as a percentage of total revenues.
     Gross Profit. Gross profit decreased by $12.7 million. IP product gross profit decreased to $17.3 million for the six months ended June 30, 2008 from $24.2 million in the six months ended June 30, 2007, a decrease of $6.9 million or 29%, which was caused by 22% decrease in IP product revenues. DCME product gross profit decreased to $1.7 million for the six months ended June 30, 2008 from $6.3 million in the six months ended June 30, 2007, a decrease of $4.6 million or 73%, which corresponds to a 71% decrease in DCME product revenues. Services gross profit decreased to $3.1 million for the six months ended June 30, 2008 from $4.2 million in the six months ended June 30, 2007, a decrease of $1.1 million or 27%, which was due to lower service revenues and lower services margin.
     Gross Margin. Gross margin, which is gross profit as a percentage of revenue, decreased to 50% from 59% for the six months ended June 30, 2008 and 2007, respectively. This decrease is primarily attributable to increased competition and to the allocation of the same fixed overhead costs to a smaller amount of revenues.
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
     The decrease in services gross margin was attributable to increased competition and our continued investment in our service organization. Additionally, services gross margin will vary due to characteristics of the services engagements and the timing of the services expenses, which may not be in the same period as when the services revenues are recognized, although we expect it to decrease during the third quarter of 2008 due to our restructuring initiative.
Operating Expenses

	Six Months Ended June 30,
	2008		2007
		Percentage		Percentage
		of Total		of Total	Period-to-Period Change
	Amount	Revenue	Amount	Revenue	Amount	Percentage
	(dollars in thousands)
Research and development, net	$15,135	34%	$15,604	27%	$(469)	(3)%
Sales and marketing	14,799	34%	12,939	22%	1,860	14%
General and administrative	8,626	19%	4,721	8%	3,905	83%

Total operating expenses	$38,560	87%	$33,264	57%	$5,296	16%

     Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $15.1 million for the six months ended June 30, 2008 from $15.6 million in the six months ended June 30, 2007. Grants received from the OCS were $1.3 million in the six months ended June 30, 2008 and $0.7 million in the six months ended June 30, 2007. The decrease in research and development expenses was primarily due to a decrease in outside professional services of $0.7 million, an increase in grants received from the OCS of $0.5 million, and a $0.2 million decrease in bonus expense, offset by an increase in salaries and related compensation of $0.7 million, and stock based compensation of $0.4 million.

     Research and development expenses, net, were 34% and 27% of total revenues in the six months ended June 30, 2008 and 2007, respectively. We expect research and development expenses to decrease during the third quarter of 2008, primarily due to our restructuring initiative, which will result in decreased headcount.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses increased to $14.8 million for the six months ended June 30, 2008 from $12.9 million in the six months ended June 30, 2007. The increase in sales and marketing expenses was primarily due to an increase in salaries and related compensation of $1.2 million, travel and related expenses of $0.5 million, cost of consultants and other third party services of $0.5 million, $0.4 million in allocations, and stock based compensation of $0.2 million, offset by a $1.5 million decrease in agent commissions for sales in 2007.
     Sales and marketing expenses were 34% and 22% of total revenues in the six months ended June 30, 2008 and June 30, 2007, respectively. We expect sales and marketing expenses to remain relatively constant on an absolute basis.
     General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $8.6 million for the six months ended June 30, 2008 from $4.7 million in the six months ended June 30, 2007. The increase in general and administrative expenses was primarily a result of the informal SEC investigation of approximately $2.1 million which included additional costs related to legal fees, costs for our independent auditors as well as other consultants, IT outside professional services of $0.2 million, an additional allowance for doubtful accounts of $0.9 million, salaries and related compensation, including stock based compensation of $0.8 million, and $0.1 million for insurance and corporate registration fees.
     General and administrative expenses were 19% and 8% of total revenues in the six months ended June 30, 2008 and June 30, 2007, respectively. We expect expenses and costs associated with our general and administrative functions to decrease on an absolute basis, and to decrease as a percentage of total revenues. We do expect to incur some additional costs related to the informal SEC investigation, but not to the extent that we experienced in the second quarter of 2008.
     Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains and collection fees offset by interest expense and bank charges. Other income, net was $1.3 million in the six months ended June 30, 2008, as compared with $0.1 million in the six months ended June 30, 2007. The increase was primarily due to an increase in foreign currency exchange gains on certain balance sheet items that are denominated in foreign currency, as well as lower expenses on the Company’s note as more principle has been paid off.
     Provision (benefit) for income taxes. Income tax provided a benefit of $0.5 million in the six months ended June 30, 2008 compared to a provision of $0.6 million in the six months ended June 30, 2007. The income tax benefit in the six months ended June 30, 2008 was primarily attributable to our loss on operations in Israel. We believe that it the related deferred tax asset will be realized. The income tax provision in the six months ended June 30, 2007 was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.
     Net income (loss). Net loss was $14.7 million for the six months ended June 30, 2008 as compared to a net income of $1.0 million in the six months ended June 30, 2007. The increase in net loss was mainly attributable to the decrease in gross profit of $12.7 million as compared to the six months ended June 30, 2007 and an increase in operating expenses by $5.3 million partially related to the informal SEC investigation.
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
Liquidity and Capital Resources
     In April 2007, we raised a total of $54.0 million in gross proceeds from the initial public offering of our common stock, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. Before the initial public offering of our common stock we satisfied our liquidity needs primarily through private sales of our preferred stock, bank borrowing, sale of trade receivables and, to a lesser extent, grants received from the OCS. At June 30, 2008, we had unrestricted cash and cash equivalents and short-term investments of $37.7 million, a decrease of $19.9 million from December 31, 2007. The decrease in cash was primarily due to cash used to fund operations as a result of the decreased bookings during the first half of the year. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months. We do not currently maintain any auction rate securities or mortgage derivative securities. We also commenced a significant restructuring initiative involving the elimination of approximately 160 of our positions through layoffs from all departments throughout our organization. Our objective with the restructuring is to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability.
     Operating Activities
     Net cash used in our operating activities was $17.5 million and $10.5 million during the six months ended June 30, 2008 and 2007, respectively.
     Net cash used in our operating activities in the six months ended June 30, 2008 was primarily attributable to our net loss of $14.7 million. We also had an increase in inventories of $3.0 million and decreases in accounts payable, accrued payroll and expenses in the aggregate amount of $7.5 million. The amount of cash used was offset by a decrease in accounts receivable of $2.6 million, prepaid expenses and other current assets of $1.0 million and an increase in deferred revenue of $1.0 million. The net cash used in our operating activities were related to our decrease in revenues and the increase in operating expenses. Further, we incurred non-cash expenses of $1.7 million and $2.3 million of depreciation and stock-based compensation, respectively. Our working capital decreased to $49.3 million as of June 30, 2008, from $60.7 million as of December 31, 2007.
     Net cash used in our operating activities in the six months ended June 30, 2007 was primarily attributable to increases in accounts receivable and prepaid expenses and other current assets in the aggregate amount of $13.7 million, and a decrease in deferred revenue and accrued expenses of $2.7 million and in the net amount due to related parties of $1.9 million, which was offset by an increase in accounts payable in the amount of $3.3 million and a decrease in inventories of $0.6 million, all related to sales growth and expanded operations. In addition, we sold trade receivables to Israeli financial institutions in the total amount of $7.2 million during the six months ended June 30, 2007. Further, we incurred non-cash expenses of $1.9 million and $1.1 million of depreciation and stock-based compensation, respectively.
Investing Activities
     Net cash used in our investing activities was $2.0 million during the six months ended June 30, 2008. Net cash used in our investing activities was $4.0 million during the six months ended June 30, 2007.
     Investing activities in the six months ended June 30, 2008 consisted primarily of net purchases of short-term investments of $1.0 million as well as purchases of property and equipment of $1.0 million.
     Investing activities in the six months ended June 30, 2007 consisted primarily of purchases of short-term investments of $3.1 million and of property and equipment of $0.9 million.
Financing Activities
     Net cash used in our financing activities was $1.3 million for the six months ended June 30, 2008. Net cash provided by our financing activities was $53.1 million during the six months ended June 30, 2007.
     Net cash used in our financing activities in the six months ended June 30, 2008 was due to repayments of a loan in the amount of $1.8 million offset by proceeds received from the exercise of stock options in the amount of $0.5 million.
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

Contractual Obligations and Commitments
     As of June 30, 2008, the following summarizes our future contractual obligations for the periods presented (in thousands):

		July 1, 2008	January 1, 2009	January 1, 2010	January 1, 2011
		through	through	through	through
	Total	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2012
Contractual Obligations:
Debt obligations	$1,569	$1,569	$—	$—	$—
Operating lease obligations	6,541	1,309	2,032	1,826	1,374
Purchase obligations	3,136	3,136	—	—	—

Total	$11,246	$6,014	$2,032	$1,826	$1,374

Off-Balance Sheet Arrangements
     At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
     Nearly all of our revenue, costs and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel would fluctuate by 10% our operating expenses would have increased or decreased by approximately $1.5 million in 2007. During the six months ended June 30, 2008, we estimate that our operating expenses increased by $0.5 million due to unfavorable foreign exchange movements.
Interest Rate Sensitivity
     We had cash, cash equivalents, restricted cash, and short-term investments totaling $38.3 million at June 30, 2008. These amounts were invested primarily in commercial paper and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.
     As of June 30, 2008, we had $1.5 million of debt outstanding. Our loan agreement provides for a stated fixed interest rate of 9.78%.
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

     Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
We commenced a restructuring initiative during the third quarter of 2008 to streamline our operations and to reduce our overall cash burn rate. The restructuring may impact our ability to execute our business plan and may not achieve the sought after cash reductions.
          During the third quarter of 2008 we commenced a significant restructuring initiative involving the elimination of approximately 160 positions through layoffs from all departments throughout our organization, but primarily in the research and development and services organizations and in our India operations. The objective of the restructuring is to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key products may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring, we will have sufficient cash resources to allow us to fund our operations as planned.
We received a letter regarding a confidential informal inquiry by the SEC, and cooperation with such governmental inquiry has and will continue to cost significant amounts of money and management resources.
     On April 3, 2008, we received a letter from the SEC informing us that the SEC is conducting an a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent legal counsel to perform an internal investigation. We have incurred, and continue to incur, significant costs related to the governmental inquiry, which had a material adverse effect on our financial condition and results of operations in the second quarter and may, in future quarters, also have a material adverse effect on our financial condition and results of operations. Further, the governmental inquiry has caused and may continue to cause, a diversion of our management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.
We have not been in compliance with SEC reporting requirements and may continue to face compliance issues with such regulatory bodies. If we are unable to remain in compliance with SEC reporting requirements and NASDAQ listing requirements our business will be harmed.
          Due to the informal inquiry by the SEC, we were unable to file our periodic report on Form 10-Q with the SEC on a timely basis. As a result of our failure to file our periodic report on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months.
If we fail to continue to comply with the listing requirements of NASDAQ, the price of our common stock and our ability to access the capital markets could be negatively impacted.

          Our common stock is currently listed on the NASDAQ. Our stock has historically traded below $1.00 per share. The listing standards of the NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Announcements by us of potential or pending NASDAQ delisting actions could further depress our stock price and market value and our stock price will need to trade above $1.00 on a sustained basis to remain listed. If our stock price trades below $1.00 for a sustained period, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. If we fail to comply with the listing standards, our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing off the NASDAQ could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.
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
     We cannot assure you of the rate, or extent to which, the telecommunications equipment industry will grow, if at all. Demand for our solutions and our IP products in particular will depend on the magnitude and timing of capital spending by service providers as they extend and migrate their networks. Furthermore, industry growth rates may not be as forecast, resulting in spending on product development well ahead of market requirements. The telecommunications equipment industry from time to time has experienced and appears to be currently experiencing a downturn. In response to the current downturn, service providers have slowed their capital expenditures, and may also cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies, which could have a negative impact on our business. A continued downturn in the telecommunications industry may cause our operating results to fluctuate from period to period, which also may increase the volatility of the price of our common stock and harm our business.
Our success depends in large part on continued migration to an IP network architecture for interactive communications. If the migration to IP networks does not occur or if it occurs more slowly than we expect, our operating results would be harmed.
     Our IP products are used by service providers to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture, which depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have remaining useful lives of twenty or more years and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products, such as ours, that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.
We have not had sustained profits and our losses could continue.
     We have experienced significant losses in the past and have not had sustained profits. For the fiscal years ended December 31, 2005 and 2006 we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million. As of December 31, 2007, our accumulated deficit was $56.2 million, and for the six months ended June 30, 2008, we incurred a net loss of $14.7 million. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.
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
     Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, governmental and other resources available to them, allowing them to offer a more diversified bundle of products and services. In some cases, our competitors have undercut the pricing of our products or provided more favorable financing terms, which has made us uncompetitive or forced us to reduce our average selling prices, negatively impacting our margins. Further, some of our competitors sell significant amounts of other products to our current and prospective customers. In addition, some potential customers when selecting equipment vendors to provide fundamental infrastructure products prefer to purchase from larger, established vendors. Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers or potential customers to buy our competitors’ products or harm our ability to attract new customers.

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
     ECI owns approximately 26% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. In addition, Dror Nahumi, Executive Vice President and Chief Strategy Officer of ECI, is a member of our board of directors. Because of the nature of our business relationship with ECI and the size and nature of ECI’s ownership position in us, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company. In 2007, ECI was acquired by affiliates of the Swarth Group and certain funds that have appointed Ashmore Investment Management Limited as their investment manager who maintains dispositive and/or voting power and is no longer traded on NASDAQ. As a result of the change in ownership, the investment objectives of ECI may have changed as compared to the investment objectives when ECI was a publicly-traded company. The possible change in investment objectives may affect whether, or for how long, ECI will continue to hold our shares.
Our revenue and operating results may be adversely impacted if sales of our IP products and other products are unstable and if revenue from our DCME products continues to fluctuate and if the mix between new sales and expansion sales changes substantially.
     Our DCME products incorporate mature technologies that we expect to be in less demand by our customers in the future. While we are actively pursuing new customers for our DCME products and seeking to increase sales of our additional product offerings to these customers, including our IP products, we believe that there are fewer opportunities for new DCME sales, and we expect DCME sales to continue to decrease over the foreseeable future. If the decrease in DCME revenues occurs more rapidly than we anticipate and/or the sales of our other products, including our IP products, do not make up for the decline in revenues, our business and results of operations will be harmed. Additionally, we believe that the mix between new IP product sales and expansion sales in any given quarter may fluctuate and our gross margins could be adversely impacted.
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
     Due to these measures that have already been taken, and measures that will be taken in the future to remediate the material weaknesses and significant deficiencies, our finance and administrative costs increased from $5.8 million in 2005 to $8.8 million in 2006, an increase of $3.0 million. While it is difficult to differentiate the increase in costs that are attributable to remediation, as compared to an ordinary increase in costs resulting from the growth in the overall business, we believe that the majority of the increase is directly or indirectly attributable to measures taken to remediate the material weaknesses and significant deficiencies.
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
     To date, we have sold our IP products to more than 100 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:
•	consolidation in the telecommunications industry affecting our customers;

•	unwillingness of customers to implement our new products or renew contracts as they expire;

•	potential customer concerns about our status as an emerging telecommunications equipment vendor;

•	delays or difficulties that we may experience in the development, introduction and/or delivery of products or product enhancements;

•	deterioration in the general financial condition (including bankruptcy filings) of our customers;

•	new product introductions by our competitors;

•	geopolitical risks and uncertainties in countries where our customers or our own facilities are located; or

•	failure of our products to perform as expected.
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
     The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and will be subject to annual audits by our independent auditors. We are presently evaluating our internal controls for compliance and will be required to comply with the Sarbanes-Oxley guidelines beginning with our Annual Report on Form 10-K for the year ending December 31, 2009, to be filed in early 2010. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure. Although our review is not complete, we have taken steps to improve our internal control structure by hiring or transferring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, we cannot be certain regarding when we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.
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
     Many of our 175 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
     We did not issue any unregistered securities during the quarter ended June 30, 2008.
(b) Use of Proceeds from Public Offering of Common Stock
     In April 2007, we completed an IPO of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. The effective date of the Securities Act registration statement for the IPO was April 4, 2007 and the Commission file number assigned to the registration statement is 333-138121. We raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. We applied $8.3 million of our net proceeds from the IPO against our normal operational expenditures during the quarter ended June 30, 2008. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates. ECI sold 2,250,000 shares of our common stock at an issue price of $8.00 per share, raising a total of $18.0 million in gross proceeds from the IPO. Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC were managing underwriters.
ITEM 3. DEFAULTS ON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 30, 2008 for the purpose of: (1) electing two directors for a three-year term and until the election and qualification of their successors; (2) approving an amendment to the Company’s 2006 Equity Incentive Plan to (i) increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,200,000 shares, (ii) increase the initial grant of options to purchase shares of common stock to the Company’s non-employee directors from 15,000 to 25,000 shares, and (iii) increase the annual grant of options to purchase shares of common stock to the Company’s non-employee directors from 5,000 to 20,000; and (3) ratifying the selection of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year.
     Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed all three proposals. The final vote on the proposals was recorded as follows:

Proposal 1:
Electing the following two directors for a three-year term and until the election and qualification of their successors was ratified by the following vote:

Director	Votes For	Withheld
Dror Nahumi	40,085,830	296,160
W. Michael West	40,098,330	283,660
Proposal 2:
Approving an amendment to the Company’s 2006 Equity Incentive Plan to (i) increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,200,000 shares, (ii) increase the initial grant of options to purchase shares of common stock to the Company’s non-employee directors from 15,000 to 25,000 shears, and (iii) increase the annual grant of options to purchase shares of common stock to the Company’s non-employee directors from 5,000 to 20,000 was ratified by the following vote:

For	Against	Abstain	Broker Non-Votes
19,570,863	15,382,364	1,108	5,427,655
Proposal 3:
The selection of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year was ratified by the following vote:

For	Against	Abstain
40,295,706	45,442	40,842
     Our directors that hold office following our annual meeting are Bob L. Corey, Promod Haque, Pascal Levensohn, Dror Nahumi, Doug Sabella and W. Michael West.
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

Veraz Networks, Inc.
Date: August 14, 2008	By:	/s/ Al Wood
Al Wood, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)    Filed as an exhibit to Veraz Networks, Inc. Registration Statement on Form S-1 (No. 333-138121) and incorporated herein by reference.