Form 10-Q
period 2008-09-30
Veraz Networks, Inc.
filed 2008-11-14
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33391

Veraz Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3409691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 31, 2008, 42,385,875 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2008

VERAZ NETWORKS, INC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,795	$52,232
Restricted cash	610	610
Short-term investments	4,567	5,354
Accounts receivable, net	33,645	40,814
Inventories	12,380	9,505
Prepaid expenses	2,132	1,497
Deferred tax assets	1,367	410
Other current assets	3,853	5,776
Due from related parties	710	686

Total current assets	89,059	116,884
Property and equipment, net	5,489	6,720
Other assets	122	143

Total assets	$94,670	$123,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,022	$11,066
Accrued expenses	12,155	16,983
Income tax payable	168	219
Current portion of loan payable, net	613	3,147
Deferred revenue	17,219	14,354
Due to related parties	8,997	10,438

Total current liabilities	43,174	56,207

Stockholders’ equity:
Common stock	42	41
Additional paid-in capital	127,780	124,081
Deferred stock-based compensation	(111)	(352)
Accumulated other comprehensive loss	114	—
Accumulated deficit	(76,329)	(56,230)

Total stockholders’ equity	51,496	67,540

Total liabilities and stockholders’ equity	$94,670	$123,747

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
IP Products	$15,080	$19,409	$45,520	$58,428
DCME Products	2,215	6,485	5,030	16,115
Services	5,660	6,269	16,556	16,233

Total revenues	22,955	32,163	67,106	90,776

Cost of Revenues:
IP Products	5,344	9,792	18,527	24,625
DCME Products	878	2,355	1,958	5,642
Services	3,148	3,067	10,982	8,820

Total cost of revenues	9,370	15,214	31,467	39,087

Gross profit	13,585	16,949	35,639	51,689

Operating Expenses:
Research and development, net	5,612	7,571	20,747	23,175
Sales and marketing	8,158	7,017	22,957	19,956
General and administrative	3,528	2,361	12,155	7,082
Restructuring charges	794	—	794	—

Total operating expenses	18,092	16,949	56,653	50,213

Income (loss) from operations	(4,507)	—	(21,014)	1,476
Other income (expenses), net	(1,061)	545	226	650

Income (loss) before income taxes	(5,568)	545	(20,788)	2,126
Provision (benefit) for income taxes	(155)	213	(689)	842

Net income (loss)	(5,413)	332	(20,099)	1,284
Deemed dividend on Series D convertible preferred stock	—	—	—	(5,980)

Net income (loss) allocable to common stockholders	$(5,413)	$332	$(20,099)	$(4,696)

Net income (loss) allocable to common stockholders per share — basic	(0.13)	0.01	(0.48)	(0.15)

Net income (loss) allocable to common stockholders per share — diluted	(0.13)	0.01	(0.48)	(0.15)

Weighted-average shares outstanding:
Basic	42,233	40,684	41,877	31,545

Diluted	42,233	46,175	41,877	31,545

Related Party Transactions

The Unaudited Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
IP Products, related party sales	$7	$116	$66	$225
DCME Products, related party sales	—	131	—	410
Cost of Revenues:
IP Products, costs arising from related party purchases	—	138	184	154
DCME Products, costs arising from related party purchases	800	2,087	1,782	5,150
Services, costs arising from related party purchases	45	—	135	—
Operating Expenses:
Research and development	135	544	858	1,757
Sales and marketing	1,679	1,261	3,234	3,687
General and administrative	61	72	193	278
Other Income:
Other income	—	113	—	113

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(20,099)	$1,284
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,579	2,768
Loss on disposal of property and equipment	37	—
Stock-based compensation	3,328	1,592
Provision for doubtful accounts	1,282	(16)
Amortization of debt issuance cost and accretion of loan payable	162	338
Deferred income taxes	(944)	(176)
Non-cash restructuring charges	37	—
Net changes in operating assets and liabilities:
Accounts receivable	5,887	(16,166)
Sold accounts receivable	—	11,071
Inventories	(2,875)	4,948
Prepaid expenses and other current assets	1,288	(1,604)
Due from related parties	(24)	592
Accounts payable	(6,913)	3,087
Accrued expenses	(4,828)	(738)
Income tax payable	(51)	284
Deferred revenue	2,865	(13,443)
Due to related parties	(1,441)	(2,574)

Net cash used in operating activities	(19,710)	(8,753)

Cash flows from investing activities:
Restricted cash	—	(106)
Maturities and sales of short-term investments	9,573	(6,624)
Purchases of short-term investments	(8,781)	400
Purchases of property and equipment, net	(1,553)	(2,474)
Other assets	8	57

Net cash used in investing activities	(753)	(8,747)

Cash flows from financing activities:
Proceeds from the exercise of stock options	613	400
Proceeds from sale of common stock in connection with the Company’s initial public offering	—	54,000
Payment of underwriting discounts and other offering costs	—	(5,818)
Proceeds from sale of Series D convertible preferred stock	—	3,449
Issuance cost for Series D convertible preferred stock	—	(37)
Payment of offering costs	—
Redemption of redeemable preferred stock	—	(14)
Repayment of loan	(2,696)	(847)

Net cash (used in) provided by financing activities	(2,083)	51,133

Effect of exchange rate changes	109	—

Net increase (decrease) in cash and cash equivalents	(22,437)	33,633
Cash and cash equivalents at beginning of period	52,232	23,189

Cash and cash equivalents at end of period	$29,795	$56,822

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

VERAZ NETWORKS, INC AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – THE COMPANY

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

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Veraz Networks, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The three and nine months ended September 30, 2008, includes additional expense of $0.5 million which is the correction of an error in the estimate for employment related taxes. The Company has determined that the amount is immaterial to the estimated loss for the full fiscal year. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

In September 2006, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-2, Effective Date of FASB Statement No.157, (SFAS 157-2), which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 for financial assets and we are evaluating our impact for non-financial assets, but it is not expected to have a material impact on our consolidated financial position, annual results of operations or cash flows. See Note 4 for details on our fair value measurements for financial assets.

In February 2007, the FASB issued Statement of Financial Accounting Standard No.159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008. However, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the three and nine months ended September 30, 2008. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Two customers, Vimpelcom and Sky2net Limited, contributed to 14% and 12% of the Company’s revenues in the three months ended September 30, 2008, respectively. Two customers, Excel Communications and OSS Corporation, contributed to 12% and 10% of the Company’s revenues in the three months ended September 30, 2007. No customer accounted for 10% the Company’s revenues in both of the nine months ended September 30, 2008 and September 30, 2007. One customer, Pradec Enterprise, accounted for 10% or more of the Company’s accounts receivable and due from related parties as of September 30, 2008 and none at December 31, 2007.

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

Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent less than 1% of revenues in each of the three and nine months ended September 30, 2008 and 2007, respectively. Shipping and handling costs are included in cost of revenues.

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

(d) Investments

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

(e) Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS) as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended September 30, 2008 and 2007, amounted to $0.4 million and $0.5 million, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for the nine months ended September 30, 2008 and 2007, amounted to $1.1 million and $1.4 million, respectively. As of September 30, 2008 and December 31, 2007, the royalty payable amounted to $1.2 million and $1.3 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $15.6 million as of September 30, 2008.

(f) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements. During the three months ended September 30, 2008, net loss and comprehensive loss was $5.4 million and $5.5 million, respectively, primarily related to cumulative translation adjustment.

During the nine months ended September 30, 2008, net loss and comprehensive loss was $20.1 million and $20.2 million, respectively. There was not significant difference between the Company’s net loss and comprehensive loss for the three and nine months ended September 30, 2007.

(g) Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that are of significance, or potential significance, to the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements and notes.

NOTE 4 – FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

The Company measures its fixed income available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of September 30, 2008 (in thousands):

	Fair Value at Reporting Date Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Fixed income available-for-sale securities	$13,359	$—	$13,359	$—
Money market funds	11,811	11,811	—	—

	$25,170	$11,811	$13,359	$—

The fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the unaudited condensed consolidated balance sheet and consist of bonds, notes and other securities issued by the United States government and agencies, commercial paper and corporate bonds. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. The following is a summary of short-term investments as of September 30, 2008 (in thousands):

	Percentage of holding	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Bonds, notes and other securities issued by the United States government and agencies	8%	$374	$—	$374
Commercial paper	84	3,843	5	3,848
Corporate bonds	8	350	—	350

	100%	$4,567	$5	$4,572

NOTE 5 – RELATED PARTY TRANSACTIONS

ECI:

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at September 30, 2008 ECI held approximately 26% of the Company’s outstanding common stock. Effective September 16, 2008, one of the Company’s board of directors representing ECI ceased his employment with ECI.

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

In 2004, the Company entered into a sublease agreement with ECI for office space of 4,279 square feet located in Florida, which was amended in 2006 and further amended in January 2008. The amended sublease agreement with ECI that commenced on May 1, 2008 for office space of 5,950 square feet was at a different location in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth anniversary of the commencement date and the twelfth anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000. For the three and nine months ended September 30, 2008, ECI rent is included in general and administrative expense, in the condensed consolidated statements of operations.

Persistent Systems Pvt Ltd:

On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. As part of the restructuring during the quarter ended September 30, 2008, the Company cancelled most of the contracted services with Persistent, but will retain some services for a limited transition period. During the three months ended September 30, 2008 and 2007, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $0.1 million and $0.5 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $0.8 million and $1.5 million, respectively. As of September 30, 2008 and December 31, 2007, the Company had related party payables to Persistent in the amount of approximately $0.2 million and $0.5 million, respectively.

NOTE 6 – INVENTORIES

The following tables provide details of inventories as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Finished products	$3,776	$2,760
Work in process at customers’ locations	4,826	3,084
Raw material and components	3,778	3,661

	$12,380	$9,505

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

NOTE 7—LOAN

On December 7, 2006, the Company secured a loan with a financial institution in the face amount of $5.0 million. The loan bears stated interest of 9.78% and is granted for a period of two years with the principal due in seventeen monthly installments commencing on July 1, 2007. During the period December 2006 through September 2007, the Company made monthly interest payments on the loan. The loan is secured by certain assets, principally equipment, of the Company. The loan agreement required the Company to pay the financial institution a loan commitment fee of $0.3 million and prepay interest of $0.1 million for the period from the funding date through January 31, 2007. In addition, in connection with this transaction the Company sold a warrant to purchase 50,000 shares of Series C convertible preferred stock to the financial institution for $0.2 million. At the date of issuance the fair value of the warrant was estimated to be $0.4 million. The warrant was exercised in December 2006. The Company computed interest on the loan using the interest method. Based on the allocation of the net proceeds, between the loan and the warrant, the loan has an effective interest rate of approximately 19%. The loan does not contain financial covenants.

As of September 30, 2008, the future principal payments due in 2008 under the loan arrangement amounted to approximately $0.6 million.

The Company accounts for the imputed discount on the loan using the interest method in accordance with APB Opinion No. 21, Interest on Receivables and Payables with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan.

As of September 30, 2008, the fair value of the loan amounted to approximately $0.6 million and the unamortized discount amounted to $8,000.

NOTE 8 – FACTORING

The Company did not sell any trade receivables during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, the Company sold trade receivables to financial institutions in a total amount of $3.9 million and $11.1 million, respectively. Control and risk of those trade receivables were fully transferred and accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

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

NOTE 9 – RESTRUCTURING CHARGES

On July 31, 2008, the Company announced that it planned to reduce its workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).

Restructuring activity for the three months ended September 30, 2008 was as follows (in thousands):

	Employee Termination/ Severance and Related Costs	Facility Shutdown and Consolidation	Impairment of Fixed Assets or Loss on disposal of Assets	Total
Balance at June 30, 2008	$—	$—	$—	$—
Charges to operations	509	248	37	794
Payments made during the quarter	(487)	(10)	—	(497)
Impairment of assets	—	—	(37)	(37)

Balance at September 30, 2008	$22	$238	$—	$260

The $0.3 million restructuring accrual as of September 30, 2008, is included as a component of the Company’s current accrued expenses on its Unaudited Condensed Consolidated Balance Sheets and is expected to be settled by December 31, 2008.

NOTE 10 – STOCK-BASED COMPENSATION

During the three months ended September 30, 2008 and 2007, the Company amortized $78,000, and $79,000, respectively, of deferred stock-based compensation. During the nine months ended September 30, 2008 and 2007, the Company amortized $0.2 million, and $0.2 million, respectively, of deferred stock-based compensation. During the three months ended September 30, 2008 and 2007, the Company reversed $3,000 and $1,000, respectively, of deferred stock-based compensation due to employee terminations. During the nine months ended September 30, 2008 and 2007, the Company reversed $5,000 and $22,000, respectively, of deferred stock-based compensation due to employee terminations. As of September 30, 2008, the total unamortized deferred stock-based compensation amounted to $0.1 million and is expected to be amortized as follows: $77,000 during the remaining three months of 2008 and $34,000 in 2009.

During the three months ended September 30, 2008, the Company granted 1,355,000 stock options and 40,000 restricted stock units (RSUs), with a weighted average grant date fair value per share of options is approximately $0.91 and grant date fair value of the RSUs is $1.44, respectively. During the three months ended September 30, 2007, the Company granted zero stock options, and 435,320 RSUs with a weighted average fair value per share of approximately $6.02. During the nine months ended September 30, 2008, the Company granted 1,475,000 stock options and 1,099,105 RSUs with a weighted average fair value per share of approximately $0.93 and $4.71, respectively. During the nine months ended September 30, 2007, the Company granted zero stock options, and 435,320 RSUs with a weighted average fair value per share of approximately $6.02. The amount of the RSUs expensed by the Company is based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period.

The total stock-based compensation for options and RSUs granted for the three months and nine months ended September 30, 2008, including the deferred compensation above, was $1.0 million and $3.3 million, respectively.

Stock Options:

The following weighted average assumptions were used to value options using the Black-Scholes model for options granted during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected term (in years)	6.06	—	6.06	6.25
Risk-free interest rate	3.37%	—	3.40%	4.72%
Volatility	67%	—	67%	73%
Dividend yield	—	—	—	—
Weighted-average fair value per share of underlying common stock	$0.91	—	$0.93	$8.55

Our computations of expected volatility for the three and nine months ended September 30, 2008 and 2007 were based on our historical and implied volatility. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not declared dividends to date.

Restricted Stock Awards:

During the three months ended September 30, 2008 and 2007, the compensation expense on these stock based awards amounted to $0.6 million and $0.4 million, respectively. During the nine months ended September 30, 2008 and 2007, the compensation expense on these stock based awards amounted to $2.0 million and $1.4 million, respectively.

Restricted stock activity as of September 30, 2008 was as follows:

Number of Shares
Outstanding at December 31, 2007	501,355
Granted	1,099,105
Released	(128,879)
Forfeited or expired	(222,210)

Outstanding at September 30, 2008	1,249,371

In accordance with SFAS No. 123R, unamortized compensation expense on stock based awards after January 1, 2006 is not included in deferred stock-based compensation. As of September 30, 2008, the balance of $9.1 million of total unrecognized compensation cost, related to non-vested stock-based awards granted under SFAS No. 123R to employees and directors, is expected to be recognized over a weighted average period of approximately 2.6 years.

Stock Award Activity:

A summary of the Company’s stock award activity and related information for the nine months ended September 30, 2008 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	82,815	6,766,352	$1.39
Authorized	2,433,013
Restricted stock units granted	(1,099,105)
Restricted stock units cancelled and forfeited	222,210
Options granted	(1,475,000)	1,475,000	$1.48
Options exercised	—	(1,096,353)	$0.53
Options cancelled and forfeited	367,458	(367,458)	$2.78

Balance at September 30, 2008	531,391	6,777,541	$1.48	6.30	$1,712
Options vested and expected to vest at September 30, 2008		6,663,571	$1.46	6.25	$1,712
Options exercisable at September 30, 2008		4,623,920	$1.12	5.11	$1,700

NOTE 11 – NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS PER SHARE

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

Basic and diluted net income (loss) per share were calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	(5,413)	332	(20,099)	(4,696)

Denominator:
Basic weighted-average shares:
Weighted-average shares used in computing basic net income (loss) per share	42,233	40,684	41,877	31,545

Basic net income (loss) per common share	(0.13)	0.01	(0.48)	(0.15)

Diluted weighted-average shares:
Basic shares (per above)	42,233	40,684	41,877	31,545
Add: Effect of dilutive stock options	—	5,491	—	—

Weighted-average shares used in computing diluted net income (loss) per share	42,233	46,175	41,877	31,545

Diluted net income (loss) per common share	(0.13)	0.01	(0.48)	(0.15)

Anti-dilutive shares excluded from net income (loss) per share calculation	2,114	—	3,189	5,783

Certain common stock issuable under stock options, and RSUs were anti-dilutive for the three and nine months ended September 30, 2008 and 2007 and were excluded from the diluted income (loss) per common share.

NOTE 12 – SEC INQUIRY

On April 3, 2008, the Company received a letter from the SEC informing it that the SEC was conducting a confidential inquiry (SEC Inquiry) and requesting that the Company voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, the Company’s Board of Directors appointed a special committee (Special Committee) consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. The Special Committee interviewed law firms to assist in the inquiry and on April 10, 2008, retained Keker & Van Nest LLP (Independent Counsel), a law firm that had not previously represented the Company in any matters, to conduct an independent investigation. Between April 10, 2008 and July 17, 2008, Independent Counsel conducted an independent investigation into the matters raised by the SEC Inquiry. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and on July 21, 2008 provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation. Other than providing additional documents as requested by the SEC, there has been no further activity concerning this matter. As a result of the SEC Inquiry, the Company was not able to timely file its first quarter ended quarterly report on Form 10-Q and, on May 21, 2008, the Company received a notification letter from NASDAQ stating that its common stock may be subject to delisting in accordance the NASDAQ rules. The Company’s management attended a hearing on July 24, 2008 to request that NASDAQ grant the Company’s request for an extension of time in which to comply with the NASDAQ listing standards. On July 29, 2008, the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 and now believes it is in compliance with all SEC filing requirements. Additionally, on August 6, 2008, the Company received notification from NASDAQ informing the Company that the NASDAQ hearing panel had determined to continue listing the Company’s common stock on the NASDAQ.

During the course of the inquiry, the Company became aware of allegations of misconduct relating to the Company’s business practices in the Asia Pacific region that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act (FCPA). These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made the Company aware of allegations of possible fraud perpetrated against the Company and violations of the Company’s Code of Conduct and Ethics (Policy). The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller. As of September 30, 2008, the Company had approximately $0.8 million in accounts receivable that may be associated with such possible fraud and violations of the Policy. The Company has incurred expenses related to the SEC inquiry of approximately $0.2 million and $2.3 million for the three and nine months ended September 30, 2008, respectively.

NOTE 13 – INCOME TAXES

The Company recorded a provision (benefit) of income taxes of $(0.7) million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively. The tax benefit during the nine months ended September 30, 2008 was primarily attributable to the Company’s loss on operations in Israel. The Company believes that the related deferred tax asset will be realized. The tax provision during the nine months ended September 30, 2007, was primarily attributable to the Company’s profitable operations in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel. In the first quarter of 2007, the Company eliminated its valuation allowance attributable to its subsidiary in Israel, which resulted in a reduction of income tax expense of $0.2 million. In the second quarter of 2007, an Israeli court decision and related interpretations changed the application of net loss carry forwards, which resulted in a reduction of income tax expense of $0.3 million, as the Company believes that it is more likely than not that this treatment will be accepted by the Israeli tax authorities.

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

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (IRS) for calendar years from its inception in 2001 through 2007. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2006 and 2007, France for 2006 and 2007, India for 2005 through 2007, Israel for 2003 through 2007, Singapore for 2005 through 2006, and the United Kingdom for 2005 through 2007.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Europe, Middle East and Africa	$14,996	$13,309	$38,310	$43,862
North America	4,345	10,889	12,300	24,707
Asia Pacific and India	2,368	5,755	9,521	14,314
Caribbean and Latin America	1,246	2,210	6,975	7,893

	$22,955	$32,163	$67,106	$90,776

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales originating from:
United States	$9,832	$18,184	$30,968	$48,387
Israel	12,208	10,859	31,780	35,318
Other foreign countries	915	3,120	4,358	7,071

	$22,955	$32,163	$67,106	$90,776

Our subsidiary in Russia contributed to more than 10% of revenues in all the above periods.

	September 30, 2008	December 31, 2007
Long-lived assets, net:
United States	$2,158	$3,121
Israel	2,832	3,067
Other foreign countries	499	532

	$5,489	$6,720

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SEC Inquiry

On April 3, 2008, the Company received a letter from the SEC informing it that the SEC was conducting a confidential inquiry (SEC Inquiry) and requesting that the Company voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, the Company’s Board of Directors appointed a special committee (Special Committee) consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. The Special Committee interviewed law firms to assist in the inquiry and on April 10, 2008, retained Keker & Van Nest LLP (Independent Counsel), a law firm that had not previously represented the Company in any matters, to conduct an independent investigation. Between April 10, 2008 and July 17, 2008, Independent Counsel conducted an independent investigation into the matters raised by the SEC Inquiry. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and on July 21, 2008 provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation. Other than providing additional documents as requested by the SEC, there has been no further activity concerning this matter. As a result of the SEC Inquiry, the Company was not able to timely file its first quarter ended quarterly report on Form 10-Q and, on May 21, 2008, the Company received a notification letter from NASDAQ stating that its common stock may be subject to delisting in accordance the NASDAQ rules. The Company’s management attended a hearing on July 24, 2008 to request that NASDAQ grant the Company’s request for an extension of time in which to comply with the NASDAQ listing standards. On July 29, 2008, the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 and now believes it is in compliance with all SEC filing requirements. Additionally, on August 6, 2008, the Company received notification from NASDAQ informing the Company that the NASDAQ hearing panel had determined to continue listing the Company’s common stock on the NASDAQ.

During the course of the inquiry, the Company became aware of allegations of misconduct relating to the Company’s business practices in the Asia Pacific region that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act (FCPA). These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made the Company aware of allegations of possible fraud perpetrated against the Company and violations of the Company’s Code of Conduct and Ethics (Policy). The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller. As of September 30, 2008, the Company had approximately $0.8 million in accounts receivable that may be associated with such possible fraud and violations of the Policy. We have incurred expenses related to the SEC inquiry of approximately $0.2 million and $2.3 million for the three and nine months ended September 30, 2008, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2008, as compared to the previous disclosures in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues (amount in thousands).

	Three Months Ended September 30,
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change

					Amount	Percentage
Revenue:
IP Products	$15,080	66%	$19,409	60%	$(4,329)	(22)%
DCME Products	2,215	10	6,485	20	(4,270)	(66)
Services	5,660	24	6,269	20	(609)	(10)

Total revenues	$22,955	100%	$32,163	100%	$(9,208)	(29)%

Revenue by Geography:
Europe, Middle East and Africa	$14,996	66%	$13,309	41%	$1,687	13%
North America	4,345	19	10,889	34	(6,544)	(60)
Asia Pacific and India	2,368	10	5,755	18	(3,387)	(59)
Caribbean and Latin America	1,246	5	2,210	7	(964)	(44)

Total revenues	$22,955	100%	$32,163	100%	$(9,208)	(29)%

The decrease in revenues resulted from a decrease in IP product revenues of $4.3 million and a decrease in DCME product revenues of $4.3 million.

The decrease in IP product revenues was the result of lower bookings earlier in 2008 and fewer projects being completed and accepted in the third quarter of 2008 than in the same period of 2007. While our third quarter bookings increased compared to previous quarters in 2008 and revenue increased 22% compared to our second quarter of 2008, the bookings did not always result in revenues in the current quarter. Revenue was unfavorably impacted in the current quarter of 2008 by the timing and amount of bookings in prior quarters. The timing and amount of bookings is affected by a number of factors, including a delay in the number of deals in the Asia Pacific region due to headcount turnover related to the SEC Inquiry, the increased slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the Asia Pacific region. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods and the DCME product revenues will continue to decline, as the telecommunications industry recovers from its economic decline.

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

Services revenues decreased 10% year over year. Our IP services revenues increased to $4.8 million in the three months ended September 30, 2008 from $4.7 million in the three months ended September 30, 2007 due to recognition of previously deferred revenue for deployments, for both professional services and support and maintenance. This increase in IP services revenue was offset by a decrease in DCME services revenues to $0.9 million from $1.6 million in the three months ended September 30, 2008 and 2007, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks.

Revenue by Geography

The decrease in revenues of $9.2 million resulted from a decrease in sales to the North America, Asia Pacific and India and Caribbean and Latin America regions, offset by an increase of $1.7 million in revenues resulting from an increase in sales to the Europe, Middle East and Africa region. We had significant turnover of our sales employees in the Asia Pacific region in the third quarter of 2008 that resulted in lower revenues in the region. Revenue recognized in the North America region for the third quarter of 2007 included more revenue arrangements recognized for initial ControlSwitch implementations compared to the third quarter of 2008. During the three months ended September 30, 2008, revenues were 19% from North America and 81% international as compared to 34% from North America and 66% international during the three months ended September 30, 2007. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Three Months Ended September 30,
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
Cost of Revenues:
IP Products	$5,344	35%	$9,792	50%	$(4,448)	(45)%
DCME Products	878	40%	2,355	36%	(1,477)	(63)%
Services	3,148	56%	3,067	49%	81	3%

Total cost of revenues	$9,370	41%	15,214	47%	$(5,844)	(38)%

Gross Profit:
IP Products	$9,736	65%	$9,617	50%	$119	1%
DCME Products	1,337	60%	4,130	64%	(2,793)	(68)%
Services	2,512	44%	3,202	51%	(690)	(22)%

Total gross profit	$13,585	59%	$16,949	53%	$(3,364)	(20)%

Cost of Revenues. The decrease in sales of IP and DCME products resulted in a commensurate decrease in related cost of revenues. Although overall cost of revenues decreased as a result of the decrease in revenues, we continued to incur the same fixed overhead costs.

Cost of IP product revenues decreased by 45% resulting from a 22% decrease in IP product revenues. Cost of DCME product revenues decreased by 63%, which corresponds to a 66% decrease in DCME product revenues.

The cost of services revenues was relatively flat with the same period of 2007. The cost of services revenues decreased on a sequential quarter basis from the second quarter of 2008 due to the restructuring activities in the third quarter. We expect cost of service revenues to decrease during the fourth quarter of 2008, on an absolute basis, as well as decrease as a percentage of total revenues, as we realize the full quarter worth of cost savings due to restructuring.

Gross Profit. Gross profit decreased by $3.4 million, to $13.6 million during the third quarter of 2008. Despite a decrease in IP product revenues of $4.3 million, IP product gross profit was flat from $9.7 million for the three months ended September 30, 2008 from $9.6 million in the three months ended September 30, 2007, resulting in an increase of $0.1 million or 1%. DCME product gross profit decreased to $1.3 million for the three months ended September 30, 2008 from $4.1 million in the three months ended September 30, 2007, a decrease of $2.8 million or 68%, which corresponds to a 66% decrease in DCME product revenues. Services gross profit decreased to $2.5 million for the three months ended September 30, 2008 from $3.2 million in the three months ended September 30, 2007, a decrease of $0.7 million or 22%, which was due to lower service revenues and lower services margin.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, increased to 59% from 53% for the three months ended September 30, 2008 and 2007, respectively. This increase is primarily attributable to the mix of revenues related to higher margin expansion projects with existing customers along with better contract pricing.

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

The decrease in services gross margin in the third quarter of 2008 compared to the same period of 2007, was attributable to the individual service engagement requirements and the timing of the services expenses which may not be in the same period as when the services revenues are recognized. We expect our services margins to marginally improve during the fourth quarter of 2008 due to our restructuring initiated in the third quarter of 2008.

Operating Expenses (amount in thousands).

	Three Months Ended September 30
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
Research and development, net	$5,612	24%	$7,571	24%	$(1,959)	(26)%
Sales and marketing	8,158	36%	7,017	22%	1,141	16%
General and administrative	3,528	15%	2,361	7%	1,167	49%
Restructuring charges	794	3%	—	—%	794	—%

Total operating expenses	$18,092	79%	$16,949	53%	$1,143	7%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $5.6 million for the three months ended September 30, 2008 from $7.6 million in the three months ended September 30, 2007. Grants received from the OCS were $0.6 million in the three months ended September 30, 2008 and $0.4 million in the three months ended September 30, 2007. The decrease in research and development expenses was primarily due to a $1.1 million decrease in salary and related costs, a decrease in outside professional services of $0.5 million, decrease in allocations of $0.1 million and travel and facilities costs of $0.1 million and an increase in grants received from the OCS of $0.2 million, offset by an increase in stock based compensation of $0.2 million. A large portion of the decrease in salary and related costs can be attributed to the restructuring which occurred early in the third quarter of 2008.

Research and development expenses, net, remained at 24% of total revenues in the three months ended September 30, 2008 and 2007, respectively. We expect research and development expenses to decrease during the fourth quarter of 2008, primarily due to our restructuring initiative, as a result of decreased headcount.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses increased to $8.2 million for the three months ended September 30, 2008 from $7.0 million in the three months ended September 30, 2007. Within sales and marketing expenses, we saw an increase in salaries and related compensation of $0.9 million, including the expense of $0.5 million for employment related taxes. The $0.5 million represents the amount of an error that was made in prior years that we are correcting in the current quarter as it is not considered material to the estimated full fiscal year results. In addition, we had increased costs of consultants and other third party services of $0.3 million and stock based compensation of $0.1 million, offset by a $0.2 million decrease in agent commissions.

Sales and marketing expenses were 36% and 22% of total revenues in the three months ended September 30, 2008 and 2007, respectively. We expect sales and marketing expenses to increase on an absolute basis due to increased sales commissions expense resulting from increased sales as well as higher commissions being paid to certain sales persons as we approach the end of the sales compensation plan year. However, other sales and marketing expenses will be impacted by sales arrangements which may include agent commissions and related expenses that will depend on the individual contract.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $3.5 million for the three months ended September 30, 2008 from $2.4 million in the three months ended September 30, 2007. The increase in general and administrative expenses was primarily related to an additional allowance for doubtful accounts of $0.6 million, increases in salaries and related compensation, including stock based compensation of $0.4 million, and additional costs related to the SEC inquiry of approximately $0.2 million.

General and administrative expenses were 15% and 7% of total revenues in the three months ended September 30, 2008 and 2007, respectively. We expect expenses and costs associated with our general and administrative functions to decrease on an absolute basis, and to decrease as a percentage of total revenues. We do expect to incur some additional costs related to the SEC inquiry in the near term, but not to the extent that we experienced in the third and second quarters of 2008.

Restructuring charges. On July 31, 2008, we announced that we planned to reduce our workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146).

Restructuring activity for the three months ended September 30, 2008 was as follows (in thousands):

	Employee Termination/ Serverace and Related Costs	Facility Shutdown and Consolidation	Impairment of Fixed Assets or Loss on disposal of Assets	Total
Balance at June 30, 2008	$—	$—	$—	$—
Charges to operations	509	248	37	794
Payments made during the quarter	(487)	(10)	—	(497)
Impairment of assets	—	—	(37)	(37)

Balance at September 30, 2008	$22	$238	$—	$260

The $0.3 million restructuring accrual as of September 30, 2008, is included as a component of our current accrued expenses on the Unaudited Condensed Consolidated Balance Sheets and is expected to be settled by December 31, 2008.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains (losses) and collection fees offset by interest expense and bank charges. Other income (expense), net, was a net expense of $1.1 million in the three months ended September 30, 2008, as compared with a net income of $0.5 million in the three months ended September 30, 2007. The decrease was primarily due to an increase in foreign currency exchange losses on certain balance sheet items that are denominated in foreign currency, as well as by a decrease in interest income, resulting from lower cash and cash equivalents balances due to significant use of cash for normal operating activities.

Provision (benefit) for income taxes. Income taxes provided a benefit of $0.2 million in the three months ended September 30, 2008 compared to a provision of $0.2 million in the three months ended September 30, 2007. The income tax benefit in the three months ended September 30, 2008, was primarily attributable to our loss on operations in Israel. We believe that the related deferred tax asset will be realized. The income tax provision in the three months ended September 30, 2007 was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.

Net income (loss). Net loss was $5.4 million for the three months ended September 30, 2008 as compared to a net income of $0.3 million in the three months ended September 30, 2007. The increase in net loss was mainly attributable to the decrease in gross profit of $3.4 million as compared to the three months ended September 30, 2007 and an increase in operating expenses by $1.1 million partly related to restructuring charges.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues (amount in thousands).

	Nine Months Ended September 30,
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
Revenues:
IP Products	$45,520	68%	$58,428	64%	$(12,908)	(22)%
DCME Products	5,030	7	16,115	18	(11,085)	(69)%
Services	16,556	25	16,223	18	333	2%

Total revenues	$67,106	100%	$90,766	100%	$(23,660)	(26)%

Revenue by Geography:
Europe, Middle East and Africa	$38,310	57%	$43,802	48%	$(5,492)	(13)%
North America	12,300	18	24,707	27	(12,407)	(50)%
Asia Pacific and India	9,521	14	14,314	16	(4,793)	(33)%
Caribbean and Latin America	6,975	10	7,893	9	(918)	(12)%

Total revenues	$67,106	100%	$90,716	100%	$(23,610)	(26)%

The decrease in revenues resulted from a decrease in IP product revenues of $12.9 million and a $11.1 million decline in DCME product revenues, offset by an increase in services revenues of $0.3 million.

The decrease in IP product revenues was the result of the timing of bookings in 2008 and in prior quarters of 2007 as well as fewer projects being completed and accepted in the nine months, offset by recognition of revenues for new VoIP solution deployments and revenue recognized from deals that had been booked in previous periods which had been reflected as deferred revenue on the consolidated balance sheet as of December 31, 2007. Revenue was unfavorably impacted by timing and amount of bookings in the current quarter and in the prior quarters. The timing and amount of bookings is affected by a number of factors, including a delay in orders that we expected to close, the increased slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the Asia Pacific region. We expect that IP product revenues as a percentage of total revenues will continue to increase in future periods as the DCME product revenues continue to decline, and as the telecommunications industry recovers from its economic decline.

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

Services revenue increased by 2% year over year. The slight increase in services revenues resulted from recognition of previously deferred revenue for VoIP solution deployment for both professional services and support and maintenance. IP services revenues increased to $13.2 million in the nine months ended September 30, 2008 from $11.6 million in the nine months ended September 30, 2007. This increase in IP services revenue was primarily offset by DCME services revenues decreasing to $3.3 million from $4.6 million in the nine months ended September 30, 2008 and 2007, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks.

Revenue by Geography

The decrease in revenues of $23.6 million resulted from a decrease in sales in all regions, primarily from the North America and the Asia Pacific and India regions, and remaining from Europe, Middle East and Africa and the Caribbean and Latin America regions. We had significant turnover of our sales employees in the Asia Pacific region in 2008 in the nine months ended September 30, 2008 and this resulted in lower revenues in the region. Revenue recognized in the North America region for the nine months ended September 30, 2007 included more revenue arrangements recognized for initial ControlSwitch implementations compared to the nine months ended September 30, 2008. During the nine months ended September 30, 2008, revenues were 18% from North America and 82% international as compared to 27% from North America and 73% international during the nine months ended September 30, 2007. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Nine Months Ended September 30,
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
Cost of Revenues:
IP Products	$18,527	41%	$24,625	42%	$(6,098)	(25)%
DCME Products	1,958	39%	5,642	35%	(3,684)	(65)%
Services	10,982	66%	8,820	54%	2,162	25%

Total cost of revenues	$31,467	47%	$39,087	43%	$(7,620)	(19)%

Gross Profit:
IP Products	$26,994	59%	$33,803	58%	$(6,809)	(20)%
DCME Products	3,072	61%	10,473	65%	(7,401)	(71)%
Services	5,573	34%	7,413	46%	(1,840)	(25)%

Total gross profit	$35,639	53%	$51,689	57%	$(16,050)	(31)%

Cost of Revenues. The decrease in sales of IP and DCME products resulted in a decrease in related cost of revenues. Although overall cost of revenues decreased as a result of the decrease in revenues, we continued to incur the same fixed overhead costs.

Cost of IP product revenues decreased by 19% resulting from a 25% decrease in IP product revenues. Cost of DCME product revenues decreased by 65%, which corresponds to a 69% decrease in DCME product revenues, offset by increase in services revenue by 25%.

The increase in cost of services revenues is due to an increase in labor and related expenses, including stock based compensation, of $1.0 million as a result of an increase in customer support headcount to support new product implementations for our growing customer base, as well as to provide more resources to sell other professional services. In addition, costs of consultants and other third party services for assistance with product implementations increased by $0.6 million, travel and related expenses increased by $0.3 million, and royalty costs of $0.3 million. We expect cost of service revenues to decrease during the third quarter of 2008 due to restructuring, and decrease in future periods on an absolute basis, as well as decrease as a percentage of total revenues.

Gross Profit. Gross profit decreased by $16.1 million. IP product gross profit decreased to $27.0 million for the nine months ended September 30, 2008 from $33.8 million in the nine months ended September 30, 2007, a decrease of $6.8 million or 20%, which was caused by 22% decrease in IP product revenues. DCME product gross profit decreased to $3.1 million for the nine months ended September 30, 2008 from $10.5 million in the nine months ended September 30, 2007, a decrease of $7.4 million or 71%, which corresponds to a 69% decrease in DCME product revenues. Services gross profit decreased to $5.6 million for the nine months ended September 30, 2008 from $7.4 million in the nine months ended September 30, 2007, a decrease of $1.9 million or 25%, which was due to lower service revenues and lower services margin.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, decreased to 53% from 57% for the nine months ended September 30, 2008 and 2007, respectively. This decrease is primarily attributable to increased competition and to the allocation of the same fixed overhead costs to a smaller amount of revenues.

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

The decrease in services gross margin for the nine months ended September 30, 2008 compared to the same period of 2007 was attributable to increased competition and our continued investment in our service organization. Additionally, services gross margin will vary due to individual requirements of the services engagements and the timing of the services expenses, which may not be in the same period as when the services revenues are recognized. We expect our services margins to improve during the fourth quarter of 2008 due to our restructuring initiated in the third quarter of 2008.

Operating Expenses (amount in thousands).

	Nine Months Ended September 30,
	2008		2007
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Period-to-Period Change
					Amount	Percentage
Research and development, net	$20,747	31%	$23,175	26%	$(2,428)	(10)%
Sales and marketing	22,957	34%	19,956	22%	3,001	15%
General and administrative	12,155	18%	7,082	8%	5,073	72%
Restructuring charges	794	1%	—	—%	794	—%

Total operating expenses	$56,653	84%	$50,213	55%	$6,440	13%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses, net of grants received from the OCS, decreased to $20.7 million for the nine months ended September 30, 2008 from $23.2 million in the nine months ended September 30, 2007. Grants received from the OCS were $1.8 million in the nine months ended September 30, 2008 and $1.1 million in the nine months ended September 30, 2007. The decrease in research and development expenses was primarily due to a decrease in outside professional services of $1.3 million, salaries and related expenses of $0.7 million primarily due to the restructuring in the third quarter of 2008 and decreased headcount throughout 2008 from normal attrition, a decrease in facilities allocations and depreciation of $0.3 million, an increase in grants received from the OCS of $0.7 million, offset by an increase in stock based compensation of $0.6 million.

Research and development expenses, net, were 31% and 26% of total revenues in the nine months ended September 30, 2008 and 2007, respectively. We expect research and development expenses to decrease during the fourth quarter of 2008, primarily due to our restructuring initiative, which will result in decreased headcount.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Sales and marketing expenses increased to $23.0 million for the nine months ended September 30, 2008 from $20.0 million in the nine months ended September 30, 2007. The increase in sales and marketing expenses was primarily due to an increase in salaries and related compensation of $2.1 million for salaries and commissions, including the expense of $0.5 million for employment related taxes. The $0.5 million represents the amount of an error that was made in prior years that we are correcting in the current quarter as it is not considered material to the estimated full fiscal year results. In addition, we had increases in travel and related expenses of $0.5 million, cost of consultants and other third party services of $0.8 million, facility and IT related allocations of $0.5 million, recruiting of $0.2 million, and stock based compensation of $0.3 million, offset by a $1.7 million decrease in agent commissions for sales in 2007.

Sales and marketing expenses were 34% and 22% of total revenues in the nine months ended September 30, 2008 and 2007, respectively. We expect sales and marketing expenses to remain relatively constant on an absolute basis.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. General and administrative expenses increased to $12.2 million for the nine months ended September 30, 2008 from $7.1 million in the nine months ended September 30, 2007. The increase in general and administrative expenses was primarily due to an increase in salaries and related compensation, including stock based compensation of $1.2 million, outside professional services, including audit and tax related costs of $0.8 million, legal expenses of $1.7 million, an additional allowance for doubtful accounts of $1.5 million. Included in the above is the SEC inquiry of approximately $2.3 million, which included additional costs related to legal fees, costs for our independent auditors as well as other consultants.

General and administrative expenses were 18% and 8% of total revenues in the nine months ended September 30, 2008 and 2007, respectively. We expect expenses and costs associated with our general and administrative functions to decrease on an absolute basis, and to decrease as a percentage of total revenues. We do expect to incur some additional costs related to the SEC inquiry, but not to the extent that we experienced in the third and prior quarters of 2008.

Restructuring charges. We recorded restructuring charges of $0.8 million for the nine months ended September 30, 2008. As of September 30, 2008, $0.3 million is recorded as a restructuring accrual in current accrued expenses on our Unaudited Condensed Consolidated Balance Sheets and is expected to be settled by December 31, 2008.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains (losses) and collection fees offset by interest expense and bank charges. Other income, net was $0.2 million in the nine months ended September 30, 2008, as compared with $0.7 million in the nine months ended September 30, 2007. The decrease was primarily due to an increase in foreign currency exchange losses on certain balance sheet items that are denominated in a foreign currency, as well as lower expenses on the Company’s note as more principle has been paid off.

Provision (benefit) for income taxes. Income tax provided a benefit of $0.7 million in the nine months ended September 30, 2008 compared to a provision of $0.8 million in the nine months ended September 30, 2007. The income tax benefit in the nine months ended September 30, 2008 was primarily attributable to our loss on operations in Israel. We believe that the related deferred tax asset will be realized. The income tax provision in the nine months ended September 30, 2007 was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.

Net income (loss). Net loss was $20.1 million for the nine months ended September 30, 2008 as compared to a net income of $1.3 million in the nine months ended September 30, 2007. The increase in net loss was mainly attributable to the decrease in gross profit of $16.1 million as compared to the nine months ended September 30, 2007 and an increase in operating expenses by $6.4 million partially related to the SEC inquiry.

Deemed dividend on Series D convertible preferred stock. Upon the closing of the initial public offering of our common stock, all shares of convertible preferred stock outstanding automatically converted into shares of common stock. The beneficial conversion feature of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in the quarter ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008, we had unrestricted cash and cash equivalents and short-term investments of $34.4 million, a decrease from $57.6 million from December 31, 2007. The decrease in cash was primarily due to cash used to fund operations as a result of the decreased bookings during 2008. Additionally, we had a restructuring initiative in our third quarter of 2008 involving the elimination of approximately 160 of our positions through layoffs from all departments throughout our organization. Our objective with the restructuring is to reduce our overall cash burn rate, gradually move toward generation of cash from operating activities in 2009 and streamline our operations while maintaining core research and development capability. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months. We do not currently maintain any auction rate securities or mortgage derivative securities.

Operating Activities

Net cash used in our operating activities was $19.7 million and $8.8 million during the nine months ended September 30, 2008 and 2007, respectively.

Net cash used in our operating activities in the nine months ended September 30, 2008 was primarily attributable to our net loss of $20.1 million. We also had an increase in inventories of $2.9 million, related party transactions of $1.4 million, and decreases in accounts payable, accrued payroll and expenses in the aggregate amount of $11.7 million. The amount of cash used was offset by a decrease in accounts receivable of $5.9 million, prepaid expenses and other current assets of $1.3 million, and an increase in deferred revenue of $2.9 million. The net cash used in our operating activities were related to our decrease in revenues and the increase in operating expenses. Further, we incurred non-cash expenses of $2.6 million and $3.3 million of depreciation and stock-based compensation, respectively. Our working capital decreased to $45.9 million as of September 30, 2008, from $60.7 million as of December 31, 2007.

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

Investing Activities

Net cash used in our investing activities was $0.8 million during the nine months ended September 30, 2008. Net cash used in our investing activities was $8.7 million during the nine months ended September 30, 2007.

Investing activities in the nine months ended September 30, 2008 consisted primarily of net purchases of short-term investments of $8.8 million as well as purchases of property and equipment of $1.6 million, offset by sales and maturities of short-term investments of $9.6 million.

Investing activities in the nine months ended September 30, 2007 consisted primarily of net purchases of short-term investments of $6.2 million and of property and equipment of $2.5 million.

Financing Activities

Net cash used in our financing activities was $2.1 million for the nine months ended September 30, 2008. Net cash provided by our financing activities was $51.1 million during the nine months ended September 30, 2007.

Net cash used in our financing activities in the nine months ended September 30, 2008 was due to repayments of a loan in the amount of $2.7 million offset by proceeds received from the exercise of stock options in the amount of $0.6 million.

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

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Nearly all of our revenue, costs and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel would fluctuate by 10% our operating expenses would have increased or decreased by approximately $1.5 million in 2007. During the nine months ended September 30, 2008, we estimate that our operating expenses increased by $1.7 million due to unfavorable foreign exchange movements related to U.S. dollar versus New Israeli Shekel. Additionally, we are impacted by assets or liabilities that are denominated in a currency other a subsidiary’s functional currency. Our intercompany short-term loan with our Brazilian subsidiary is denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. The impact of the change in the foreign exchange rate between the US dollar and the Brazilian Real resulted in the increase in the value of the intercompany loan in US dollars as compared to December 31, 2007 of approximately $0.4 million at September 30, 2008. The change is recorded in other income (expenses) in the Unaudited Consolidated Statements of Operations.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments totaling $34.4 million at September 30, 2008. These amounts were invested primarily in commercial paper and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

As of September 30, 2008, we had $0.6 million of debt outstanding, which will be fully paid as of the end of fourth quarter of 2008. Our loan agreement provides for a stated fixed interest rate of 9.78%.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2008, we used $19.7 million to fund our operating activities and we have never generated sufficient cash to fund our operations. Accordingly, during the third quarter of 2008 we commenced a significant restructuring initiative involving the elimination of approximately 160 positions through layoffs from all departments throughout our organization, but primarily in the research and development and services organizations and in our India operations. The objective of the restructuring is to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key products may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring, we will have sufficient cash resources to allow us to fund our operations as planned.

We received a letter regarding a confidential informal inquiry by the SEC, or SEC Inquiry, and cooperation with such governmental inquiry has and will continue to cost significant amounts of money and management resources and may result in charges filed against us and in fines or penalties.

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

Due to the SEC Inquiry, we were unable to file our periodic report on Form 10-Q for the period ending March 31, 2008 with the SEC on a timely basis. As a result of our failure to file our periodic report on a timely basis, we will not be eligible to use a registration statement on Form S-3 to register offers and sales of our securities until all periodic reports have been timely filed for at least 12 months.

If we fail to continue to comply with the listing requirements of NASDAQ, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the NASDAQ. Our stock has traded below $1.00 per share over the last six months. The listing standards of the NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Although the NASDAQ has temporarily suspended the bid price rules until January 16, 2009, our stock may continue to trade below $1.00 per share following the suspension. Announcements by us of potential or pending NASDAQ delisting actions could further depress our stock price and market value and our stock price will need to trade above $1.00 on a sustained basis to remain listed. If our stock price trades below $1.00 for a sustained period, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. If we fail to comply with the listing standards, our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing off the NASDAQ could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

Difficult conditions in the domestic and international economies generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Declining business and consumer confidence and increased unemployment have resulted in a economic slowdown and fears of a recession. Continuing market upheavals may have an adverse affect on us because we are dependent on capital budgets and confidence of our customers. Our revenues are likely to decline in such circumstances. Factors such as business investment, the volatility and strength of the capital markets all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic slowdown characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

The demand for our solutions depends in large part on continued capital spending in the telecommunications equipment industry. A decline in demand, or a decrease or delay in capital spending by service providers, could have a material adverse effect on our results of operations. Recent turmoil in the world’s credit markets may have an adverse impact on the capital spending in the markets we serve and, as a result, could have a material adverse effect on our business and our results of operations.

We are exposed to the risks associated with the volatility of the United States and global economies. In October 2008, the global financial markets experienced significant losses due to failures of many financial institutions. The governments of the United States and several foreign countries instituted a bailout plan to assist many financial institutions through the economic crisis. This crisis results in decreased visibility regarding whether or when there will be sustained growth periods for sales of our products and uncertainty regarding the amount of sales, since our customers may rely on lending arrangements and/or have limited resources to finance capital technology expenditures. In addition, it is expected that this crisis and economic uncertainty will result in decreased consumer spending, which will likely reduce the need for our products from customers. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower-than-anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of the slowdown.

In addition to the potential decline in capital spending resulting from the volatility in the capital markets, capital spending in the telecommunications equipment industry has in the past, and may in the future, fluctuate significantly based on numerous factors, including:

•	capital spending levels of service providers;

•	competition among service providers;

•	pricing pressures in the telecommunications equipment market;

•	end user demand for new services;

•	service providers’ emphasis on generating revenues from traditional infrastructure instead of migrating to emerging networks and technologies;

•	lack of or evolving industry standards;

•	consolidation in the telecommunications industry; and

•	changes in the regulation of communications services.

We cannot make assurances of the rate, or extent to which, the telecommunications equipment industry will grow, if at all. Demand for our solutions and our IP products in particular will depend on the magnitude and timing of capital spending by service providers as they extend and migrate their networks. Furthermore, industry growth rates may not be as forecast, resulting in spending on product development well ahead of market requirements. The telecommunications equipment industry from time to time has experienced and appears to be currently experiencing a downturn. In response to the current downturn, service providers have slowed their capital expenditures, and may also cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies, which could have a negative impact on our business. A continued downturn in the telecommunications industry may cause our operating results to fluctuate from period to period, which also may increase the volatility of the price of our common stock and harm our business.

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

We have experienced significant losses in the past and have not had sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million. As of December 31, 2007, our accumulated deficit was $56.2 million, and for the nine months ended September 30, 2008, we incurred a net loss of $20.1 million. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

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

We have already taken the following measures to remediate the material weaknesses and significant deficiencies in the prior years as noted above including: (a) hiring of additional, experienced personnel, (b) improving training, and (c) implementing additional internal control processes. Further, we may need to take additional measures in the future to remediate any material weaknesses or significant deficiencies in our financial reporting.

Due to these measures that have already been taken, and measures that will be taken in the future to remediate the material weaknesses and significant deficiencies, our finance and administrative costs increased from $5.8 million in 2005 to $9.6 million in 2007, an increase of $3.8 million. While it is difficult to differentiate the increase in costs that are attributable to remediation, as compared to an ordinary increase in costs resulting from the growth in the overall business, we believe that the majority of the increase is directly or indirectly attributable to measures taken to remediate the material weaknesses and significant deficiencies.

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

To date, we have sold our IP products to approximately 110 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

•	consolidation in the telecommunications industry affecting our customers;

•	unwillingness of customers to implement our new products or renew contracts as they expire;

•	potential customer concerns about our status as an emerging telecommunications equipment vendor;

•	delays or difficulties that we may experience in the development, introduction and/or delivery of products or product enhancements;

•	deterioration in the general financial condition (including bankruptcy filings) of our customers and the potential unavailability to our customers of credit or financing for additional purchases;

•	new product introductions by our competitors;

•	geopolitical risks and uncertainties in countries where our customers or our own facilities are located; or

•	failure of our products to perform as expected.

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

We have spent considerable effort and time developing our Class 5 solution, and have had limited sales of this product line to date. Although we have scaled back our development efforts with respect to new features and functionalities for our Class 5 solution, we continue to spend effort and time on our solution. We anticipate sales of our access solution as part of our operational plan and we may not achieve the success rate we currently anticipate or we may not achieve any success at all. The market for our access solution is new and it is unclear whether there will be broad adoption of this solution by our existing and future potential customers.

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

Many of our 150 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

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

Use of Proceeds from Public Offering of Common Stock

In April 2007, we completed an IPO of common stock in which we sold and issued 6,750,000 shares of our common stock at an issue price of $8.00 per share. The effective date of the Securities Act registration statement for the IPO was April 4, 2007 and the Commission file number assigned to the registration statement is 333-138121. We raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. We applied $8.3 million of our net proceeds from the IPO against our normal operational expenditures during the quarter ended September 30, 2008. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments, in accordance with our investment policy, in money-market mutual funds. None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates. ECI sold 2,250,000 shares of our common stock at an issue price of $8.00 per share, raising a total of $18.0 million in gross proceeds from the IPO. Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC were managing underwriters.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

Exhibit	Description of document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (1)

10.1	Offer Letter, dated August 1, 2007, by and between William R. Rohrbach and the Registrant

10.2	Amendment to Employment Letter, dated September 8, 2008, by and between Albert Wood and the Registrant (2)

10.3	Transition and Separate Agreement, dated October 1, 2008, by and between Amit Chawla and the Registrant (3)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Veraz Networks, Inc. Registration Statement on Form S-1 (No. 333-138121) and incorporated herein by reference.

(2)	Filed as an exhibit to Veraz Networks, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to Veraz Networks, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2008 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Veraz Networks, Inc.

Date: November 14, 2008	By:	/s/ Al Wood
Al Wood, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate (1)

10.1	Offer Letter, dated August 1, 2007, by and between William R. Rohrbach and the Registrant

10.2	Amendment to Employment Letter, dated September 8, 2008, by and between Albert Wood and the Registrant (2)

10.3	Transition and Separate Agreement, dated October 1, 2008, by and between Amit Chawla and the Registrant (3)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Veraz Networks, Inc. Registration Statement on Form S-1 (No. 333-138121) and incorporated herein by reference.

(2)	Filed as an exhibit to Veraz Networks, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 11, 2008 and incorporated herein by reference.

(3)	Filed as an exhibit to Veraz Networks, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2008 and incorporated herein by reference.