Form 10-K
period 2008-12-31
Veraz Networks, Inc.
filed 2009-03-12
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☑ Smaller reporting company  ☐

                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2008, based on the closing price of such stock on the NASDAQ National Market on such date, was approximately $35,947,383. Shares held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of February 27, 2009, 43,303,334 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2009 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

This Annual Report on Form 10-K of Veraz Networks, Inc. and its subsidiaries (“Veraz” or the “Company,” “Us,” “We” or “Our”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of Veraz, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Item 1A. Risk Factors.” Other risks and uncertainties are disclosed in Veraz’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect Veraz’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Veraz or on its behalf. Veraz undertakes no obligation to revise or update any forward-looking statements.

PART I

Item 1. Business

Our Company

We were incorporated in Delaware on October 18, 2001, and are a leading global provider of voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to transport, convert and manage data and voice traffic over both legacy Time-Division Multiplexing, or TDM, networks and Internet Protocol, or IP, networks, while enabling Voice over IP, or VoIP, and other multimedia services. Our products consist of our bandwidth optimization products and our Next Generation Network, or NGN, switching products. Our bandwidth optimization products include our I-Gate 4000 family of stand-alone media gateways and session bandwidth optimizers and our DTX family of digital circuit multiplication equipment, or DCME, products. Our NGN solution includes our ControlSwitch product family based on the IP Multimedia Subsystem, or IMS, architecture, our Network-adaptive Border Controller product family, Veraz’s session border controller, or SBC solution providing security and session management, and our I-Gate 4000 family of media gateways. We also offer services consisting of hardware and software maintenance and support, installation, training and other professional services.

Our early business was based on the sale of DCME products to service providers for use in their legacy TDM networks. DCME optimizes the transmission of voice across existing transmission links through the use of specific voice compression and voice quality enhancement. We have increasingly focused our efforts on our IP products (media gateways and our ControlSwitch product family), and we have experienced rapid growth in our IP product revenues. By leveraging our large installed base of DCME customers, we believe we are well positioned to be the provider of IP network solutions to our existing customers as they migrate to IP networks.

We outsource the manufacturing of our hardware products, and we sell our products primarily through a direct sales force and also through indirect sales channels.

Our Products and Services

Our product portfolio consists of bandwidth optimization and NGN switching solutions. Our bandwidth optimization products consist of our the I-Gate 4000 family of media gateways, our Secure Communication software, and our DTX-600 DCME product for voice compression over legacy TDM networks. Our NGN switching solution consists of our ControlSwitch, an IP softswitch and service delivery platform comprised of numerous IMS-compatible software modules, our Network-adaptive Border Controller and our I-Gate 4000 family of media gateways. Our portfolio of products can significantly reduce the cost to build and operate voice services compared to traditional alternatives and other NGN solutions. In addition, our products offer a standards-compliant platform that enables service providers to increase their revenues through the rapid creation and delivery of new services.

The combination of our media gateways and ControlSwitch forms a comprehensive network solution that is capable of converging legacy and IP networks, delivering new revenue generating services on an IP infrastructure while maintaining existing services from legacy infrastructure. The I-Gate 4000 family of media gateways are physically connected to both circuit and packet networks and serves as a bridge between the voice traffic carried over the public switched telephone network, or PSTN or legacy TDM networks and packet-based IP networks. The I-Gate 4000 family of media gateways provide superior voice quality and industry-leading compression to lower operating expense. The ControlSwitch controls the media gateway and provides call control, call policy routing and other back office functionality such as billing.

Our ControlSwitch solution offers equal or superior functionality, reliability and voice quality as that offered by legacy voice switches over both legacy and IP networks, and has additional advantages such as flexibility in network design and management, compact size, open and multi-vendor architectures and quick programmability for new service creation and turn-up.

ControlSwitch

Our ControlSwitch is a highly scalable and fully distributed IMS-compliant software solution that provides call control, call policy/routing, signaling gateway, and media device control, in addition to back office functions in support of provisioning, billing, and network operations. Our compliance to the IMS standards ensures all of the building blocks are available for operators to deploy an open solution that best meets the operators’ service needs. Our distributed architecture and centralized control also provides tremendous operating savings to service providers. The ControlSwitch solutions consist of numerous functional elements that can be combined to provide an Interconnect solution for Class 4 applications, and our User Services Core a Class 5 solution, delivering end-user applications independent of access network or device. ControlSwitch software runs on off-the-shelf computing platforms and performs the following broad functions:

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

Network-adaptive Border Controller

The Network-adaptive Border Controller, or N-aBC is a true next generation security and session management platform, designed to address the key shortcomings in current generation SBCs. The N-aBC provides significant additional benefits and delivers graceful network evolution for service providers.

•	Integrated support for both SIP/H.323 and SS7 services enable service providers to fully leverage their investment in TDM services as they migrate toward an all-IP next generation network.

•	Built-in security for web-services based applications enable service providers to protect their call session handling infrastructure as well as their applications.

•	Centralized routing and session management provide real-time global optimization of session handling, resulting in lower network costs and higher quality services.

•	Centralized local and global security and call-admission control policies significantly simplify the management of security policies while increasing their granularity and effectiveness.

•	Industry leading VoIP compression without sacrifice voice quality dramatically lowers network transport costs and minimize the risks of network congestion or overload.

•	Application-independent security and session management simplify the development and management of new applications.

•	Centralized, network-wide, operations support lowering the cost to deploy, maintain and manage both TDM and IP services.

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

Both products support various PSTN interfaces including T1, E1 and IP interfaces such as Fast Ethernet. In addition, I-Gate 4000 PRO also supports PSTN interfaces including DS3, STM-1, OC-3 and IP interfaces such as Gigabit Ethernet.

DTX-600

Our legacy DTX-600 DCME product can simultaneously compress voice, fax, data and signaling traffic between any two legacy networks. By compressing traffic, our DTX-600 is designed to serve as a bandwidth optimization platform. Our DTX-600 DCME product compresses voice, fax, data, and signaling traffic between any two legacy network transmission or network switch points. DCME terminals can be used in conjunction with international long distance switches, national long distance switches, mobile switching centers and satellite communications stations from various physical points of presence, or POPs, on a service provider’s network. Our DCME products enable diverse network applications such as the transmission of multiple signaling, voice, data and fax traffic types with or without echo cancellation.

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

Manufacturing

We outsource the manufacturing of our hardware products. Our I-Gate 4000 media gateways are manufactured for us by Flextronics. We buy our DCME products from ECI Telecom, Inc, or ECI which subcontracts the manufacturing to Flextronics. We believe that outsourcing our manufacturing enables us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products.

We purchase component parts from outside vendors. Although there are multiple sources for most of these component parts, some components are purchased from a single source provider. We regularly monitor the supply of component parts and the availability of alternative sources. We do not have long-term supply contracts with any of our component suppliers.

Intellectual Property

Our business is dependent on the development, maintenance, and protection of our intellectual property. We rely on the full spectrum of intellectual property rights afforded by patent, copyright, trademark, and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology and other intellectual property.

In addition to developing technology, we evaluate the acquisition of intellectual property from others in order to identify technology that provides us with a technological or commercial advantage. We have licensed elements of our technology from third parties, such as all intellectual property associated with our DCME product, which we have licensed from ECI and various operating systems and protocol stacks, which we have licensed from other third parties. None of our third party licenses are subject to termination provisions that will prevent us from continuing our operations.

We are the owner of numerous trademarks and service marks and have applied for registration of our trademarks and service marks in the United States and abroad to establish and protect our brand names as part of our intellectual property strategy, including the registered mark Veraz.

We endeavor to protect our internally developed systems and maintain our trademarks and service marks. Typically, we enter into confidentiality or license agreements with our employees, consultants, customers, and vendors in an effort to control access to and distribution of our technology, software, documentation, and other information.

Employees

At December 31, 2008, we had 332 employees, including 129 employees in research and development and engineering, 82 employees in professional services, 76 employees in sales and marketing, and 45 employees in general and administrative and operational functions. None of our employees are represented by labor unions.

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

Declining business and consumer confidence and increased unemployment have resulted in an economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse affect on us because we are dependent on capital budgets and confidence of our customers, and some of our customers are dependant on obtaining credit to finance purchases of our products. Our revenues are likely to decline in such circumstances. Factors such as business investment, and the volatility and strength of the capital markets affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic slowdown characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, fewer options to obtain credit and lower consumer spending, the demand for our products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations, and financial condition.

We received a letter regarding a confidential informal inquiry by the SEC, or SEC Inquiry, and in January 2009 received a subpoena from the SEC as well. Cooperation with such governmental actions has and will continue to cost significant amounts of money and management resources and may result in charges filed against us and in fines or penalties.

On April 3, 2008, we received a letter from the SEC informing us that the SEC is conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent legal counsel to perform an internal investigation. We have incurred, and continue to incur, significant costs related to the SEC Inquiry, which had a material adverse effect on our financial condition and results of operations in 2008 and may, in future quarters, also have a material adverse effect on our financial condition and results of operations. Further, the SEC Inquiry has caused and may continue to cause, a diversion of our management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

Further, on January 27, 2009, we received a subpoena from the SEC requesting the production of certain documents relating to the Company’s business practices in Vietnam. We are in the process of responding to this subpoena.

As a result of the SEC Inquiry and the subpoena, criminal or civil charges could be filed against us and we could be required to pay significant fines or penalties in connection with the SEC Inquiry or other governmental investigations. Any criminal or civil charges by the SEC or other governmental agency or any fines or penalties imposed by the SEC could materially harm our business, results of operations, financial position and cash flows.

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

If we continue fail to comply with the listing requirements of NASDAQ, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the NASDAQ. Our stock has traded below $1.00 per share over the last six months. The listing standards of the NASDAQ provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Although the NASDAQ has temporarily suspended the bid price rules until April 20, 2009, our stock may continue to trade below $1.00 per share following the suspension. Announcements by us of potential or pending NASDAQ delisting actions could further depress our stock price and market value and our stock price will need to trade above $1.00 on a sustained basis to remain listed. If our stock price trades below $1.00 for a sustained period, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. If we fail to comply with the listing standards, our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing off the NASDAQ could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

We commenced a restructuring initiative during the third quarter of 2008 to streamline our operations and to reduce our overall cash burn rate. The restructuring may impact our ability to execute our business plan and may not achieve the sought after cash reductions.

In 2008, we used $15.8 million to fund our operating activities and we have never generated sufficient cash to fund our operations. Accordingly, during the third quarter of 2008 we commenced a significant restructuring initiative involving the elimination of approximately 160 positions through layoffs from all departments throughout our organization, but primarily in the research and development and services organizations, and in our India operations. The objective of the restructuring is to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key products may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

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

We are exposed to the risks associated with the volatility of the United States and global economies. In October 2008, the global financial markets experienced significant losses due to failures of many financial institutions. The governments of the United States and several foreign countries instituted bailout plans to assist many financial institutions through the economic crisis. This crisis results in decreased visibility regarding whether or when there will be sustained growth periods for sales of our products and uncertainty regarding the amount of sales, since our customers may rely on lending arrangements and/or have limited resources to finance capital technology expenditures. In addition, it is expected that this crisis and economic uncertainty will result in decreased consumer spending, which will likely reduce the need for our products from customers. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition, and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower-than-anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, or pricing pressure as a result of the slowdown.

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

We cannot make assurances of the rate, or extent to which, the telecommunications equipment industry will grow, if at all. Demand for our solutions and our IP products in particular will depend on the magnitude and timing of capital spending by service providers as they extend and migrate their networks. Furthermore, industry growth rates may not be as forecast, resulting in spending on product development well ahead of market requirements. The telecommunications equipment industry from time to time has experienced, and appears to be currently experiencing, a downturn. In response to the current downturn, service providers have slowed their capital expenditures, and may also cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies, which could have a negative impact on our business. A continued downturn in the telecommunications industry may cause our operating results to fluctuate from period to period, which also may increase the volatility of the price of our common stock and harm our business.

Our success depends in large part on continued migration to an IP network architecture for interactive communications. If the migration to IP networks does not occur or if it occurs more slowly than we expect, our operating results would be harmed.

Our IP products are used by service providers to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture, which depends on a number of factors outside of our control. Among other things, existing networks include switches and other equipment that may have remaining useful lives of twenty or more years, and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products, such as ours, that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and have not had sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million and for the year ended December 31, 2008, we recorded net losses of approximately $21.0 million. As of December 31, 2007 and 2008, our accumulated deficit was $56.2 million and $77.2 million. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth, or profitability.

Competition in the market for our products, and especially our IP products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent, Ericsson LM Telephone Co., and Nokia-Siemens Networks, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., Sonus Networks, Inc., and Huawei, some of which have entered our market by acquiring companies that design competing products. Because the market for our products is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial, governmental, and other resources available to them, allowing them to offer a more diversified bundle of products and services. In some cases, our competitors have undercut the pricing of our products or provided more favorable financing terms, which has made us uncompetitive or forced us to reduce our average selling prices, negatively impacting our margins. Further, some of our competitors sell significant amounts of other products to our current and prospective customers. In addition, some potential customers when selecting equipment vendors to provide fundamental infrastructure products prefer to purchase from larger, established vendors. Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers or potential customers to buy our competitors’ products or harm our ability to attract new customers.

To compete effectively, we must deliver innovative products that:

•	provide extremely high reliability, compression rates, and voice quality;

•	scale and deploy easily and efficiently;

•	interoperate with existing network designs and other vendors’ equipment;

•	support existing and emerging industry, national, and international standards;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services;

•	provide a cost-effective and space efficient solution for service providers; and

•	offer a broad array of services.

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

Our agreements with ECI were entered into in the context of affiliated parties and were negotiated in the overall context of the 2002 acquisition of certain assets and businesses from ECI. As a result, the terms of our agreements with ECI may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. Conflicts of interest may arise between ECI and us with respect to any number of matters, including indemnification obligations we have to each other, labor, tax, employee benefit, and other matters arising from the 2002 share acquisition transaction, intellectual property matters and business opportunities that are attractive to ECI and us. Either we or ECI may make strategic choices that are not in the best interest of the other party. For example, other than restrictions with respect to ECI’s exploitation of DCME products, nothing prohibits ECI from competing with us in other matters or offering VoIP products which compete with ours. We may not be able to resolve any potential conflicts that may arise between ECI and us, and even if we are able to do so, the resolution may be less favorable than if we were dealing with an unrelated third party.

ECI also owns the technology underlying our DCME product lines. Pursuant to the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, we have secured the right to act as exclusive worldwide distributor of ECI’s DCME line of products. Under the DCME Agreement, ECI provides certain supply, service, and warranty obligations, and manufactures or subcontracts the manufacture of all DCME equipment sold by us. The DCME Agreement may only be terminated by ECI in the event we project DCME revenues of less than one million dollars in a calendar year, we breach a material provision of the DCME Agreement and fail to cure such breach within 30 days, or we become insolvent. Upon the occurrence of one of these events and the election by ECI to terminate the DCME Agreement, ECI would be under no obligation to continue to contract with us. If the value of the shares held by ECI declines, either by disposition of the shares or a decline in our stock price, ECI may be less likely to enter into agreements with us on reasonable terms or at all. Accordingly, in the event of the occurrence of one of these termination events, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms. We do not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable us to obtain DCME or similar products in the event that ECI ceases to provide us with DCME products. Should ECI become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, we will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, our business would be materially harmed. In the event of the occurrence of one of these termination events, including but not limited to our failure to cure any notice of default, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms.

Due to conflicting objectives and disagreements concerning interpretation of contracts and business obligations, our relationship with ECI has become increasingly discordant and may be irreparably harmed. We are in the process of terminating our partnership relationship with ECI in the territory comprising the former Soviet Union, or FSU. Although we are hopeful that we will be able to structure an appropriate transition with ECI in the FSU, if we are not able to do so or are not able to grow and develop our own sales and support organization in the FSU, we may lose customers or fail to finalize sales to new customers and our results of operations may suffer. In addition, ECI has recently provided us with a purported notice of default under the DCME Agreement. We may be unable to or chose not to cure any alleged default and if so, our sales of DCME products could cease.

If the value of the shares held by ECI declines, either by disposition of the shares or a decline in our stock price, ECI may be less likely to enter into agreements with us on reasonable terms or at all.

In addition, our relationship with ECI could be adversely affected by divestment of its shares of our common stock or by declines in our stock price.

ECI beneficially owns a significant percentage of our common stock, which will allow ECI to significantly influence us and matters requiring stockholder approval and could discourage potential acquisitions of our company.

ECI owns approximately 26% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. Because of the nature of our business relationship with ECI and the size and nature of ECI’s ownership position in us, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company. In 2007, ECI was acquired by affiliates of the Swarth Group and certain other funds that have appointed Ashmore Investment Management Limited as their investment manager which maintains dispositive and/or voting power and is no longer traded on NASDAQ. As a result of the change in ownership, the investment objectives of ECI may have changed as compared to the investment objectives when ECI was a publicly-traded company. The possible change in investment objectives may affect whether, or for how long, ECI will continue to hold our shares.

Our revenue and operating results may be adversely impacted if sales of our IP products and other products are unstable, if revenue from our DCME products continues to fluctuate and if the mix between new sales and expansion sales changes substantially.

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

The largest customers in the telecommunications industry have substantial negotiating leverage, which may require that we agree to terms and conditions that are less advantageous to us than the terms and conditions of our existing customer relationships, or risk limiting our ability to sell our products to these large service providers, thereby harming our operating results.

Large telecommunications service providers have substantial purchasing power and leverage negotiating contractual terms and conditions relating to the sale of our products to them. As we seek to sell more products to these large telecommunications providers, we may be required to agree to such terms and conditions in order to complete such sales, which may result in lower margins, affect the timing of the recognition of the revenue derived from these sales, and the amount of deferred revenues, each of which may have an adverse effect on our business and financial condition.

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

Consolidation or downturns in the telecommunications industry may affect demand for our products and the pricing of our products, which could limit our growth and may harm our business.

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

The communications industry is cyclical and reactive to general economic conditions. In the recent past, worldwide economic downturns, pricing pressures, and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have been causing delays and reductions in capital and operating expenditures by many service providers. These delays and reductions, in turn, have been reducing demand for communications products like ours. A continuation or subsequent recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in the communications industry, could harm our operating results in the future.

If we fail to anticipate and meet specific customer requirements, or if our products fail to interoperate with our customers’ existing networks or with existing and emerging industry, national, and international standards, we may not be able to retain our current customers or attract new customers.

We must effectively anticipate and adapt our business, products and services in a timely manner to meet customer requirements. We must also meet existing and emerging industry, national and international standards in order to meet changing customer demands.

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

Many of our customers will require that our products be designed to interface with their existing networks or with existing or emerging industry, national, and international standards, each of which may have different and unique specifications. Issues caused by a failure to achieve homologation to certain standards or an unanticipated lack of interoperability between our products and these existing networks may result in significant warranty, support, and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts, and cause significant customer relations problems. If our products do not interoperate with our customers’ respective networks or applicable standards, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in the loss of revenues and/or customers.

We expect that a majority of the revenues generated from our products, especially our IP products, including our ControlSwitch, will be generated from a limited number of customers. If we lose customers or are unable to grow and diversify our customer base, our revenues may fluctuate and our growth likely would be limited.

To date, we have sold our IP products to approximately 115 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions, and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

•	consolidation in the telecommunications industry affecting our customers;

•	unwillingness of customers to implement our new products or renew contracts as they expire;

•	potential customer concerns about our status as an emerging telecommunications equipment vendor;

•	delays or difficulties that we may experience in the development, introduction, and/or delivery of products or product enhancements;

•	deterioration in the general financial condition (including bankruptcy filings) of our customers and the potential unavailability to our customers of credit or financing for additional purchases;

•	new product introductions by our competitors;

•	geopolitical risks and uncertainties in countries where our customers or our own facilities are located; or

•	failure of our products to perform as expected.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and they may continue to fluctuate in the future, due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. From our experience, customer purchases of telecommunications equipment have been unpredictable and irregular batch sales as customers build out their networks, rather than regular, recurring sales. The primary factors that may affect our quarterly revenues and results include the following:

•	fluctuation in demand for our products and the timing and size of customer orders;

•	the length and variability of the sales cycle for our products;

•	new product introductions and enhancements by our competitors and us;

•	our ability to develop, introduce, and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the mix of product configurations sold and the mix of sales to new customers and expansion sales to existing customers;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	costs related to acquisitions of complementary products, technologies, or businesses;

•	changes in our pricing policies, the pricing policies of our competitors, and the prices of the components of our products;

•	the timing of revenue recognition, amount of deferred revenues, and receivables collections;

•	difficulties or delays in deployment of customer IP networks that would delay anticipated customer purchases of additional products and services;

•	general economic conditions, as well as those specific to the telecommunications, networking, and related industries;

•	consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•	the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy.

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

A significant portion of our operating expenses are fixed in the short-term. If revenues for a particular quarter are below expectations, we may not be able to reduce operating expenses proportionally for the quarter. Therefore, any such revenue shortfall would likely have a direct negative effect on our operating results for that quarter. For these and other reasons, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

We believe it likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors, which may adversely affect our stock price. A decline in the market price of our common stock could cause our stockholders to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, stockholders may initiate securities class action lawsuits. Whether or not meritorious, litigation brought against us could result in substantial costs and diversion of time and attention of our management. Our insurance to cover claims of this sort, if brought, may not be adequate.

If we do not respond rapidly to technological changes or to changes in industry standards, our products could become obsolete.

The market for IP infrastructure products and services is characterized by rapid technological change, frequent new product introductions and evolving standards. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing, marketing, or certification that could delay or prevent our development, introduction, or marketing of new products and enhancements. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues, and our business could be adversely affected. Because our products are sophisticated and designed to be deployed in complex environments and in multiple locations, they may have errors or defects that we find only after full deployment. If these errors lead to customer dissatisfaction or we are unable to establish and maintain a support infrastructure and required support levels to service these complex environments, our business may be seriously harmed.

Our products are sophisticated and are designed to be deployed in large and complex networks. Because of the nature of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers have only recently begun to commercially deploy our products or deploy our products in larger configurations and they may discover errors or defects in the software or hardware, the products may not operate as expected, or our products may not be able to function in the larger configurations required by certain customers. If we are unable to fix errors or other performance problems that may be identified after full deployment of our products, we could experience:

•	cancellation of orders or other losses of, or delays in, revenues;

•	loss of customers and market share;

•	harm to our reputation;

•	a failure to attract new customers or achieve market acceptance for our products;

•	increased service, support, and warranty costs and a diversion of development resources;

•	increased insurance costs and losses to our business and service provider customers; and

•	costly and time-consuming legal actions by our customers.

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

In addition, because our products are deployed in large and complex networks around the world, our customers expect us to establish a support infrastructure and maintain demanding support standards to ensure that their networks maintain high levels of availability and performance. To support the continued growth of our business, our support organization will need to provide service and support at a high level throughout the world. This will include hiring and training customer support engineers both at our primary corporate locations as well as our smaller offices in new geographies, such as Central and South America and Russia. If we are unable to provide the expected level of support and service to our customers, we could experience:

•	loss of customers and market share;

•	a failure to attract new customers in new geographies;

•	increased service, support, and warranty costs and a diversion of development resources; and

•	network performance penalties.

The long and variable sales and deployment cycles for our products may cause our operating results to vary materially, which could result in a significant unexpected revenue shortfall in any given quarter.

Our products, particularly IP switching products, have lengthy sales cycles, which typically extend from three to twelve months and may take up to two years. A customer’s decision to purchase our products often involves a significant commitment of the customer’s resources and a product evaluation and qualification process that can vary significantly in length. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and the type of network in which our product will be utilized. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.

Even after making the decision to purchase our products, our customers may deploy our products slowly. Timing of deployment can vary widely among customers and among product types. The length of a customer’s deployment period will impact our ability to recognize revenue related to such customer’s purchase and may also directly affect the timing of any subsequent purchase of additional products by that customer. As a result of these lengthy and uncertain sales and deployment cycles for our products, it is difficult for us to predict the quarter in which our customers may purchase additional products or features from us, and our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results for any given quarter.

We rely on channel partners for a significant portion of our revenue. Our failure to effectively develop and manage these third party distributors, systems integrators, and resellers specifically and our indirect sales channel generally, or disruptions to the processes and procedures that support, our indirect sales channels, could adversely affect our ability to generate revenues from the sale of our products.

We rely on third party distributors, systems integrators, and resellers for a significant portion of our revenue. Our revenues depend in large part on the performance of these indirect channel partners. Although many aspects of our partner relationships are contractual in nature, our arrangements with our indirect channel partners are not exclusive. Accordingly, important aspects of these relationships depend on the continued cooperation between the parties.

In particular, we historically utilized ECI as an agent for selling our IP and DCME products in Russia and an affiliate of ECI provided services for us in Russia. During the fiscal years ended December 31, 2008, 2007, and 2006, $13.2 million, $23.9 million and $28.7 million, respectively, of our revenues were derived from sales in Russia, which required, in some cases, payment of an agent fee to ECI or an affiliate of ECI. We are in the process of restructuring our relationship with ECI in Russia. We are unsure whether we will successfully restructure our relationship with ECI. Our failure to appropriately restructure our relationship or our failure to grow our business without ECI’s assistance in Russia will have an adverse effect on our sales and revenue in Russia and other former Soviet Union countries.

Many factors out of our control could interfere with our ability to market, license, implement or support our products with any of our partners, which in turn could harm our business. These factors include, but are not limited to, a change in the business strategy of one of our partners, the introduction of competitive product offerings by other companies that are sold through one of our partners, potential contract defaults by one of our partners, or changes in ownership or management of one of our distribution partners. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings. In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our partners. If those partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted and our operating results may be harmed.

Moreover, if we are unable to leverage our sales and support resources through our distribution partner relationships, we may need to hire and train additional qualified sales and engineering personnel. We cannot assure you, however, that we will be able to hire additional qualified sales and engineering personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales and engineering personnel, we will incur additional costs and our operating results, including our gross margin, may be adversely affected. The loss of or reduction in sales by these resellers could reduce our revenues. If we fail to maintain relationships with these third party resellers, fail to develop new relationships with third party resellers in new markets, fail to manage, train, or provide incentives to existing third party resellers effectively or if these third party resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

We may face risks associated with our international sales that could impair our ability to grow our revenues.

For the fiscal years ended December 31, 2008, 2007, and 2006 revenues from outside North America were approximately, $77.6 million, $93.1 million, and $81.8 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

•	difficulty enforcing contracts and collecting accounts receivable in foreign jurisdictions, leading to longer collection periods;

•	certification and qualification requirements relating to our products;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in foreign regulatory requirements, including import and export regulations, and currency exchange rates;

•	certification and qualification requirements for doing business in foreign jurisdictions;

•	inadequate protection for intellectual property rights in certain countries;

•	less stringent adherence to ethical and legal standards by prospective customers in certain foreign countries, including compliance with the Foreign Corrupt Practices Act;

•	potentially adverse tax or duty consequences;

•	unfavorable foreign exchange movements, particularly the continued devaluation of the U.S. dollar, which could result in decreased revenues and/or increased expenses; and

•	political and economic instability.

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

The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and will be subject to annual audits by our independent auditors. We are presently evaluating our internal controls for compliance and will be required to comply with the Sarbanes-Oxley guidelines beginning with our Annual Report on Form 10-K for the year ending December 31, 2009, to be filed in early 2010. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure. Although our review is not complete, we have taken steps to improve our internal control structure by hiring or transferring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, we cannot be certain regarding when we will be able to successfully complete the procedures, certification, and attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Doug Sabella, our president and chief executive officer, is critical to the overall management of our company as well as to the development of our culture and our strategic direction. In order to be successful, we must also hire, retain and motivate key employees, including those in managerial, technical, marketing, and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the telecommunications and networking industries are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and significant operations are located.

The loss of services of any of our executives, one or more other members of our executive management or sales team or other key employees, none of which is bound by an employment agreement for any specific term, could seriously harm our business.

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

We outsource the manufacturing of all of our hardware products. Our I-Gate 4000 media gateways are exclusively manufactured for us by Flextronics. We buy our DCME products from ECI, which subcontracts the manufacturing to Flextronics. These contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials and components. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available or may not allocate their internal resources to fill these orders on a timely basis. Further, our contract manufacturers may choose to limit the amount of credit available to us which will impact our ability to timely order and procure products.

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

Qualifying a new contract manufacturer and commencing commercial scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. We are in the process of qualifying a second manufacturing facility for Flextronics and there will be additional costs and complexity associated with manufacturing at multiple sites. If our contract manufacturers are not able to maintain our high standards of quality, increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenues and negatively impact our growth.

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

We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities, or at any set price, except as may be specified in a particular purchase order. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, in the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner, at favorable prices, or at all. In addition, during periods of capacity constraint, we are disadvantaged compared to better capitalized companies, as suppliers may in the future choose not to do business with us or may require higher prices or less advantageous terms. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in legal action by our customers, loss of customers, or harm our ability to attract new customers, any of which could decrease our revenues and negatively impact our growth.

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

We have incorporated third-party licensed technology into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms or at all. The inability to maintain or re-license any third-party licenses required in our current products, or to obtain any new third-party licenses to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.

Failures by our strategic partners or by us in integrating our products with those provided by our strategic partners could seriously harm our business.

Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services. We expect to further integrate our IP Products with such partner products and services in the future. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected, if we do not effectively integrate and support products supplied by these strategic partners, or if these strategic partners fail to be able to support products, we may have difficulty with the deployment of our solutions, which may result in:

•	a loss of, or delay in, recognizing revenues;

•	increased service, support, and warranty costs and a diversion of development resources; and

•	network performance penalties.

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

We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate or design around our patents. Furthermore, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

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

The telecommunications industry generally and the market for IP telephony products in particular are characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. We have received in the past and may receive in the future receive inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. We cannot assure you that we are not in infringement of third-party patents. Any parties claiming that our products infringe upon their proprietary rights, regardless of its merits, could force us to license their patents for substantial royalty payments or to defend ourselves, and possibly our customers or contract manufacturers, in litigation. We may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement. These claims and any resulting licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating, or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use any allegedly infringing technology.

Any lawsuits regarding intellectual property rights, regardless of their success, would be time-consuming, expensive to resolve and would divert our management’s time and attention.

Regulation of the telecommunications industry could harm our operating results and future prospects.

The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to, or delivery of, voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country, including the United States, where we operate. Such regulations could include matters such as voice over the Internet or using Internet protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating result, and financial condition.

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

As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this will increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition, and operating results.

Failure of our hardware products to comply with evolving industry standards and complex government regulations may prevent our hardware products from gaining wide acceptance, which may prevent us from growing our sales.

The market for network equipment products is characterized by the need to support industry standards as different standards emerge, evolve, and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. Our products must comply with various domestic regulations and standards defined by agencies such as the Federal Communications Commission, in addition to standards established by governmental authorities in various foreign countries and the recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we will not be able to sell our products where these standards or regulations apply, which may harm our business.

Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life and make us responsible for disposing or recycling products in an environmentally safe manner. Additionally, certain states and countries may pass regulations requiring our products to meet certain requirements to use environmentally friendly components, such as the European Union Directive 2002/96/EC Waste Electrical and Electronic Equipment, or WEEE, to mandate funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe and similar rules and regulations in other countries. China is in the final approval stage of compliance programs which will harmonize with the European Union WEEE and RoHS directives. In the future, Japan and other countries are expected to adopt environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which would have a material adverse affect on our results of operations.

We have invested substantially in our enhanced access switching solution and we may be unable to achieve and maintain substantial sales.

We have spent considerable effort and time developing our Class 5 solution, and have had limited sales of this product line to date. Although we have scaled back our development efforts with respect to new features and functionalities for our Class 5 solution, we continue to spend effort and time on our solution. We anticipate sales of our access solution as part of our operational plan and we may not achieve the success rate we currently anticipate or we may not achieve any success at all. The market for our access solution is new and it is unclear whether there will be broad adoption of this solution by our existing and future potential customers. If the market for our Class 5 products does not develop or if we are unable to further develop the required features, we may need to reduce or cancel our development efforts.

Future interpretations of existing accounting standards could adversely affect our operating results.

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions, and related interpretations. The AICPA or other accounting standards setters may continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. We have in the past had to, and in the future may have to, defer recognition for license fees due to several factors, including whether a transaction involves:

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

Increased political, economic and social instability in the Middle East may adversely affect our business and operating results.

The continued threat of terrorist activity and other acts of war or hostility, including the war in Iraq, threats against Israel and the recent Israeli conflict in Gaza, have created uncertainty throughout the Middle East and have significantly increased the political, economic, and social instability in Israel, where substantially all of our products are manufactured. Acts of terrorism, either domestically or abroad and particularly in Israel, or a resumption of the confrontation along the northern border of Israel, would likely create further uncertainties and instability. To the extent terrorism, or the political, economic or social instability results in a disruption of our operations or delays in our manufacturing or shipment of our products, then our business, operating results and financial condition could be adversely affected.

Our I-Gate 4000 media gateways and our DCME products are exclusively manufactured for us by Flextronics, with the DCME products being manufactured by Flextronics through our relationship with ECI. The Flextronics manufacturing facility is located in Migdal-Haemek, Israel, which is located in northern Israel. While Flextronics has other locations across the world at which our manufacturing requirements may be fulfilled and we are in the process of diversifying our manufacturing capabilities to locations outside of the Middle East, any disruption to its Israeli manufacturing capabilities in Migdal-Haemek would likely cause a material delay in our manufacturing process. If we are forced or if we decide to switch the manufacture of our products to a different Flextronics facility, the time and expense of such switch along with the increased costs, if any, of operating in another location, would adversely affect our operations. In addition, while we expect that Flextronics will have the capacity to manufacture our products at facilities outside of Israel, there can be no assurance that such capacity will be available when we require it or upon terms favorable or acceptable to us. To the extent terrorism or political, economic or social instability results in a disruption of Flextronics’ manufacturing facilities in Israel or ECI operations in Israel as they relate to our business, then our business, operating results and financial condition could be adversely affected.

In addition, any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could adversely affect our operations and product development, cause our revenues to decrease, and adversely affect the price of our shares. Furthermore, several countries, principally in the Middle East, still restrict doing business with Israel, Israeli companies or companies with operations in Israel. Should additional countries impose restrictions on doing business with Israel, our business, operating results and financial condition could be adversely affected.

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

The grants we have received from the Israeli government for certain research and development expenditures restrict our ability to manufacture products and transfer technologies outside of Israel, and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received together with interest and penalties.

Our research and development efforts have been financed, in part, through grants that we have received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade, and Labor, or the OCS. We, therefore, must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984 and related regulations, or the Research Law.

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

These restrictions may impair our ability to sell our company or technology assets or to outsource manufacturing outside of Israel. The restrictions will continue to apply even after we have repaid the full amount of royalties payable for the grants.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 24,747 square-foot facility for our corporate headquarters in San Jose, California, and renewed the lease in 2008 for one year. We also lease small sales office facilities in each of Fort Lauderdale, Florida; Herndon, Virginia; Brazil; Russia; Singapore; India, and the United Kingdom. In addition, we lease approximately 46,400 square feet in Petach Tikva, Israel for sales, development, support and general and administrative functions. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional facilities.

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

	High		Low
Fiscal Year 2008
First quarter		$5.38		$2.32
Second quarter		$2.92		$1.63
Third quarter		$1.81		$0.01
Fourth quarter		$1.19		$0.28
Fiscal Year 2007
First quarter	$	N/A	$	N/A
Second quarter		$7.85		$5.40
Third quarter		$7.45		$5.25
Fourth quarter		$8.33		$3.65

As of February 27, 2009, we had approximately 88 shareholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following performance graph compares the cumulative total return to stockholders on our common stock for the period from April 5, 2007 (the date our shares of common stock first traded) through December 31, 2008 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph reflects an investment of $100 on April 5, 2007 in our common stock and in each of the indices, and, in each case, assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

2007			4/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07
Veraz Networks Inc			100.00	89.10	88.46	83.59	78.97	79.74	90.00	102.82	60.77	61.79
NASDAQ Composite			100.00	103.70	107.10	107.05	104.81	106.49	111.56	117.79	109.32	108.69
NASDAQ Telecommunications			100.00	103.50	106.30	109.94	109.80	114.57	120.54	120.48	105.71	103.20

2008	1/08	2/08	3/08	4/08	5/08	6/08	7/08	8/08	9/08	10/08	11/08	12/08
Veraz Networks Inc	62.31	34.36	31.54	32.95	24.62	21.79	10.90	17.95	14.10	8.08	6.79	5.26
NASDAQ Composite	97.70	93.43	93.41	99.05	103.53	94.36	94.31	95.60	83.74	68.66	61.47	63.32
NASDAQ Telecommunications	94.59	93.84	91.75	100.14	108.19	93.91	96.86	99.30	81.15	64.59	58.61	59.81

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us that were not previously included in a quarterly report on a Form 10-Q or in a current report on Form 8-K.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2008 and 2007 and the consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 from our audited consolidated financial statements and accompanying notes in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the year ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005, and 2004 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

The Consolidated Statements of Operations Data is as follows (in thousands, except for per share data):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Revenues:
IP Products	$62,467	$79,369	$47,314	$24,474	$12,480
DCME Products	8,515	24,360	38,563	41,681	48,105
Services	22,453	22,025	13,769	10,089	8,522

Total revenues	93,435	125,754	99,646	76,244	69,107

Costs of revenues	41,973	53,557	45,714	33,146	30,034

Gross profit	51,462	72,197	53,932	43,098	39,073
Operating Expenses:
Research and development, net	25,840	31,004	32,555	26,527	19,935
Sales and marketing	30,753	28,583	26,497	25,798	20,474
General and administrative	15,309	9,671	8,793	5,802	5,707
Restructuring charges	834	—	—	—	—

Total operating expenses	72,736	69,258	67,845	58,127	46,116

Income (loss) from operations	(21,274)	2,939	(13,913)	(15,029)	(7,043)
Other income, net	(98)	996	647	753	1,232

Income (loss) before income taxes	(21,372)	3,935	(13,266)	(14,276)	(5,811)
Income taxes	(412)	559	404	35	14

Net income (loss)	(20,960)	3,376	(13,670)	(14,311)	(5,825)
Deemed dividend on Series D convertible preferred stock	—	(5,980)	—	—	—

Net loss allocable to common stockholders	$(20,960)	$(2,604)	$(13,670)	$(14,311)	$(5,825)

Net loss allocable to common stockholder per share — basic and diluted	$(0.50)	$(0.08)	$(1.02)	$(1.18)	$(0.50)

Weighted average common shares	42,034	33,917	13,396	12,119	11,683

Related Party Transactions

The Consolidated Statements of Operations data shown above include the following related party transactions (in thousands):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Revenues:
IP Products, related party sales	$66	$289	$977	$1,857	$938
DCME Products, related party sales	—	468	3,274	14,636	19,464
Cost of Revenues:
IP Products, costs arising from related party purchases	184	175	2,508	5,737	3,870
DCME Products, costs arising from related party purchases	3,088	7,895	13,723	15,511	19,644
Services, costs arising from related party purchases	180	—	—	—	—
Operating Expenses:
Research and development	897	2,166	4,525	1,501	675
Sales and marketing	3,803	4,413	3,942	3,839	4,707
General and administrative	305	354	535	576	475
Other income, related party	—	113	240	228	354

The Consolidated Balance Sheets is as follows (in thousands):

	December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$35,388	$52,232	$23,189	$20,437	$28,324
Working capital	$47,144	$60,677	$7,561	$10,116	$26,247
Total assets	$95,200	$123,747	$75,536	$64,669	$62,097
Redeemable and convertible preferred stock	$—	$—	$64,541	$57,993	$57,993
Total stockholders’ equity (deficit)	$52,124	$67,540	$(53,307)	$(41,555)	$(27,898)

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

Overview

We are a leading global provider of voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to transport, convert and manage data and voice traffic both over legacy TDM networks and IP networks, while enabling VoIP and other multimedia services. Our product portfolio consists of bandwidth optimization and NGN switching solutions. Our bandwidth optimization products consist of our the I-Gate 4000 family of media gateways, our Secure Communication software, and our DTX-600 DCME product for voice compression over legacy TDM networks. Our NGN switching solution consists of our ControlSwitch, an IP softswitch and service delivery platform comprised of numerous IMS-compatible software modules, our Network-adaptive Border Controller and our I-Gate 4000 family of media gateways. Our portfolio of products can significantly reduce the cost to build and operate voice services compared to traditional alternatives and other NGN solutions. In addition, our products offer a standards-compliant platform that enables service providers to increase their revenues through the rapid creation and delivery of new services. We also offer services consisting of hardware and software maintenance and support, installation, training and other professional services.

Our business initially focused on the sale of DCME products and services. We expect DCME revenue to continue to decline over time and we have increasingly focused our efforts on our IP products and we have experienced rapid growth in our IP product revenues. Our IP product revenues were $62.5 million, $79.4 million and $47.3 million in 2008, 2007 and 2006, respectively while our DCME product revenues were $8.5 million, $24.4 million and $38.6 million in 2008, 2007 and 2006, respectively.

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

In 2008, we completed a plan of restructuring to reduce our workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. The details of the plan and the expenses are discussed below.

On April 3, 2008, we received a letter from the SEC informing us that the SEC was conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent legal counsel to perform an internal investigation. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and subsequently provided all the requested documents to the SEC. On January 27, 2009, we received a subpoena from the SEC that it had commenced a formal investigation into matters related to our business practices in Vietnam. In connection with such subpoena, we are producing documents relevant to the SEC’s investigation. The level of sales to Vietnam customers has historically been a minor portion of our overall business and represented 1%, 2% and 1% of our total revenues during the years ended December 31, 2008, 2007, and 2006, respectively.

At the current time, we cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above.

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

Revenue recognition. DCME product revenues consist of revenues from the sale of our DCME hardware products. IP product revenues consist of revenues from the sale of the I-Gate 4000 family of media gateway hardware products, our ControlSwitch family of softswitch modules, and our Secure Communications Software. Services revenues consist of revenues from separately-priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation, training and other professional services.

All of our IP products may be sold in a bundled arrangements that include PCS, installation, training and other professional services. When sold in a bundled arrangement, our media gateway hardware is referred to as a static trunking solution and when sold in a bundled arrangement that includes our softswitch module software is referred to as a VoIP solution. When our Secure Communications Software is sold in a bundled arrangement with DCME hardware we refer to this sale as a Secure Communications solution and in sales of static trunking solutions, VoIP solutions or Secure Communications solutions, the software is considered more than incidental to the arrangement and essential to the functionality of the hardware. Therefore, all revenue from these arrangements is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.

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

Stock-based compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment or SFAS 123R using the prospective transition method, which requires us to apply the provisions of SFAS 123R only to new awards granted, and to awards modified, repurchased, or cancelled after the effective date. Under this transition method, total employee stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (a) the grant-date fair value of stock option awards granted or modified after January 1, 2006; and (b) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB Opinion No. 25.

Under SFAS 123R, we estimate the fair value of the stock options granted using the Black-Scholes option-pricing model which require the input of highly subjective assumptions, which represents our best estimate. This fair value is then amortized on a straight line basis over the requisite service periods of the awards, which is generally the vesting period. A summary explanation follows:

Expected Stock Price Volatility — The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

Expected Term of Option — The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. We determined the expected term in accordance with the “simplified method” as described in SAB No. 107, Disclosure About Fair Value of Financial Instruments as amended by Staff Accounting Bulletin 110, Disclosure About Fair Value of Financial Instruments or SAB 110.

Expected Dividend Yield — The dividend yield assumption is based on our history and expectation of dividend payouts. We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

Expected Risk Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Forfeiture Rate — The forfeiture rate is based on a review of recent forfeiture activity and expected future employee turnover.

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

Results of Operations

Comparison of Years ended December 31, 2008 and 2007

Revenues (amounts in thousands).

	Years Ended December 31,
	2008		2007		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Revenues:
IP Products	$62,467	67%	$79,369	63%	$(16,902)	(21)%
DCME Products	8,515	9	24,360	19	(15,845)	(65)
Services	22,453	24	22,025	18	428	2

Total revenues	$93,435	100%	$125,754	100%	$(32,319)	(26)%

Revenue by Geography:
Europe, Middle East and Africa	$53,763	57%	$64,675	52%	$(10,912)	(17)%
North America	15,802	17	32,678	26	(16,876)	(52)
Asia Pacific and India	11,913	13	17,917	14	(6,004)	(34)
Caribbean and Latin America	11,957	13	10,484	8	1,473	14

Total revenues	$93,435	100%	$125,754	100%	$(32,319)	(26)%

The decrease in revenues resulted from an anticipated decrease in DCME product revenues of $15.8 million and the IP product revenue decreased by $16.9 million.

IP bookings were slightly higher in 2008 than 2007. In 2007, we recognized significantly more IP revenues than we received in IP bookings, whereas in 2008, we received more IP bookings than we recognized in IP revenues. The difference in revenues recognized versus IP bookings in each respective year is due to the timing of the revenue recognition of our IP products. Other contributing factors to the reduction in IP product revenue year over year included project delays in the APAC region due to headcount turnover associated with the SEC Inquiry and a general economic slowdown in the latter half of the year of capital spending in North America and Europe, Middle East and Africa regions. As customer’s continue to migrate towards IP products and away from our legacy DCME product, we expect that IP product revenues as a percentage of total revenues will continue to increase in future periods and the DCME product revenues will continue to decline.

The decrease in DCME product revenues was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue over the foreseeable future as customers migrate from traditional voice networks, including DCME products, to IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We still expect our DCME product sales to continue to decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.

Services revenues increased 2% year over year. Our IP services revenues increased to $17.9 million in 2008 from $16.1 million in 2007 due to an increase primarily in IP maintenance revenue for previous deployments. This increase in IP services revenue was offset by a decrease in DCME services revenues to $4.5 million from $5.9 million in 2008 and 2007, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to IP products.

Revenue by Geography

The decrease in revenues of $32.3 million resulted from a decrease in sales in the following regions: North America by $16.9 million, Europe, Middle East and Africa by $10.9 million, Asia Pacific and India by $6.0 million, offset by an increase of $1.5 million in revenues resulting from an increase in sales to the Caribbean and Latin America region. The revenues decline in the regions are as follows: in North America region, revenue recognized included more revenue arrangements recognized for smaller initial ControlSwitch implementations compared to 2007 and decreased expansion orders, in Asia Pacific region, we had significant turnover of our sales employees in the in the third quarter of 2008 that resulted in lower revenues in the region, and in Europe, Middle East and Africa region, we recognized a lower revenue from Russia than in 2007 due to growing economic downturn in Russia. In 2008, revenues were 17% from North America and 83% international as compared to 26% from North America and 74% international in 2007 reflecting strengthening sales in our Latin America region and softening in the North America and Europe, Middle East and

Africa markets due to the overall deteriorating economic environment. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amounts in thousands).

	Years Ended December 31,
	2008		2007		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Cost of Revenues:
IP Products	$24,485	39%	$32,198	41%	$(7,713)	(24)%
DCME Products	3,390	40	8,566	35	(5,176)	(60)
Services	14,098	63	12,793	58	1,305	10

Total cost of revenues	$41,973	45%	$53,557	43%	$(11,584)	(22)%

Gross Profit:
IP Products	$37,982	61%	$47,171	59%	$(9,189)	(19)%
DCME Products	5,125	60	15,794	65	(10,669)	(68)
Services	8,355	37	9,232	42	(877)	(9)

Total gross profit	$51,462	55%	$72,197	57%	$(20,735)	(29)%

Cost of Revenues. The decrease in sales of IP and DCME products resulted in a commensurate decrease in related cost of revenues. Although overall cost of revenues decreased as a result of the decrease in revenues, we continued to incur the same fixed overhead costs.

Cost of IP product revenues decreased 24%, resulting from a 21% decrease in IP product revenues. Cost of DCME product revenues decreased by 60%, which corresponds to a 65% decrease in DCME product revenues.

The cost of services revenues increased 10% from 2007. This is a result of the increase of services costs associated with the growth in the IP business relative to the DCME business. IP installation and service costs tend to be greater than that associated with the DCME product. Because the declining DCME services revenue becomes less influential in year over year comparisons, and as the service expense reductions from our July restructuring begin to be realized, it is expected that our cost of service revenues as a percentage of total revenues in 2009 will decrease.

Gross Profit. Gross profit decreased by $20.7 million, to $51.5 million in 2008. The decrease was primarily due to decreased revenue from the DCME product as the gross profit decreased to $5.1 million in 2008 from $15.8 million in 2007, a decrease of $10.7 million or 68%, which corresponds to a 65% decrease in DCME product revenues. IP product gross profit also decreased to $38.0 million in 2008 from $47.2 million in 2007, resulting in a decrease of $9.2 million or 19%. Services gross profit decreased to $8.4 million in 2008 from $9.2 million in 2007, a decrease of $0.9 million or 9%, which was due to lower services margins owing to a greater mix of IP product installations as compared to DCME installations in 2008.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, decreased to 55% in 2008 from 57% in 2007. This decrease is primarily attributable to the increase in service costs compared to increase in services revenues of 2%, decline in services revenues which resulted in lower services margin, decreased DCME product revenues which also represented in a lower DCME product margin, partly offset by increased IP product margin.

The decrease in services gross margin in 2008 compared to 2007, was attributable to an increase in services headcount and related costs in 2008 and few individual service engagement requirements. The timing of the services expenses may not be in the same period as when the services revenues are recognized. We expect our services margins to improve marginally in 2009 due to our restructuring initiated in the third quarter of 2008.

DCME product gross margins declined in 2008 compared to 2007 as the revenue decreased and certain DCME product costs remain fixed. In addition, DCME product margins will fluctuate within a fairly narrow band from quarter to quarter due to pricing. As DCME product revenues continue to decline, and certain DCME product costs remain fixed, we expect DCME product margins to gradually decline.

The marginal increase in IP revenues in 2008 from 2007 was due to better pricing on certain revenue arrangements and reduction in certain costs. Overall IP product gross margin may fluctuate on a sequential quarter over quarter and year over year basis due to changes in the IP product mix, the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

Operating Expenses (amounts in thousands).

	Years Ended December 31,
	2008		2007		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Research and development, net	$25,840	28%	$31,004	25%	$(5,164)	(17)%
Sales and marketing	30,753	33	28,583	23	2,170	8
General and administrative	15,309	16	9,671	8	5,638	58
Restructuring charges	834	1	—	—	834	—

Total operating expenses	$72,736	78%	$69,258	55%	$3,478	5%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses decreased to $25.8 million in 2008 from $31.0 million in 2007. Grants received from the OCS were $2.4 million in 2008 and $1.5 million in 2007. The decrease in research and development expenses was primarily due to a $1.7 million decrease in salary and related costs, a decrease in outside professional services of $2.1 million, decrease in bonuses of $0.7 million, decreased equipment purchases of $0.2 million, facilities and overhead costs of $0.2 million and an increase in grants received from the OCS of $0.9 million, offset by an increase in stock based compensation of $0.8 million. A large portion of the decrease in salary and related costs can be attributed to the restructuring which occurred early in the third quarter of 2008.

Research and development expenses increased 3%, from 25% in 2007 to 28% of total revenues in 2008. We expect research and development expenses to decrease in 2009, both on a absolute dollar and percentage of total revenue, primarily as a result of decreased headcount from our restructuring initiative.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations, and promotional activities. Sales and marketing expenses increased to $30.8 million in 2008 from $28.6 million in 2007. Within sales and marketing expenses, we saw an increase in salaries and related compensation, including foreign exchange fluctuations and headcount increases in the Caribbean and Latin America and Europe, Middle East and Africa regions, of $1.9 million, including expense of $0.3 million for employment related taxes. In addition, we had increased costs for consultants and other third party services of $1.0 million, commission expense of $0.3 million, recruiting expense of $0.2 million, travel expense of $0.3 million, equipment purchases of $0.2 million, IT costs of $0.7 million, and stock based compensation of $0.5 million, offset by a $2.9 million decrease in agent commissions as we increased our efforts to use direct sales force to sell our products and a reduction in our sales in Russia.

Sales and marketing expenses were 33% and 23% of total revenues in 2008 and 2007, respectively. In 2009, we expect sales and marketing expenses to decrease as a percentage of revenue as a result of higher revenues, salaries and marketing costs, and continued focus on curtailing sales agent and outside consultant costs.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance, provisions for doubtful accounts and other overhead costs. General and administrative expenses increased to $15.3 million in 2008 from $9.7 million in 2007. The increase in general and administrative expenses was primarily related SEC inquiry related costs of $2.5 million, an additional allowance for doubtful accounts of $1.6 million in 2008 for certain customers in Russia and the Asia Pacific region, and a $1.3 million increase in salaries and related compensation, including stock based compensation.

General and administrative expenses were 16% and 8% of total revenues in 2008 and 2007, respectively. We expect expenses and costs associated with our general and administrative functions to decrease on an absolute basis and as a percentage of total revenues. We do not anticipate the level of allowances for bad debt that we incurred in 2008 and we expect the 2009 SEC investigation expenses to be lower than that incurred in 2008.

Restructuring charges. On July 31, 2008, we announced that we planned to reduce our workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities or SFAS 146.

Restructuring activity for the twelve months ended December 31, 2008 was as follows (in thousands):

	Employee Termination/ Severance and Related Costs	Facility Shutdown and Consolidation	Impairment of Fixed Assets or Loss on disposal of Assets	Total
Balance at January 1, 2008	$—	$—	$—	$—
Charges to operations	499	142	193	834
Payments made during the year	(499)	(102)	—	(601)
Impairment of assets	—	—	(193)	(193)

Balance at December 31, 2008	$—	$40	$—	$40

The $40,000 restructuring accrual as of December 31, 2008, is included as a component of our current accrued expenses on the Consolidated Balance Sheets and is expected in 2009.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments and foreign currency exchange gains (losses) offset by interest expense and bank charges. Other income (expense), net, was a net expense of $0.1 million in 2008, as compared with a other net income of $1.0 million in 2007. The decrease was primarily due to an increase in foreign currency exchange losses on certain balance sheet items that are denominated in foreign currency, as well as by a decrease in interest income due to lower interest earned on the balances, resulting from lower cash and cash equivalents balances due to significant use of cash for normal operating activities in 2008.

Income taxes. Income taxes provided a benefit of $0.4 million in 2008 compared to a provision of $0.6 million in 2007. The income tax benefit in 2008, was primarily attributable to our loss on operations in Israel. We believe that the related deferred tax asset will be realized. The income tax provision in 2007 was attributable to our profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.

Net income (loss). Net loss was $21.0 million in 2008 as compared to a net loss of $3.4 million in 2007. The increase in net loss was mainly attributable to the decrease in gross profit of $20.7 million as compared to 2007, and an increase in operating expenses by $3.5 million mostly related to the SEC inquiry and restructuring charges.

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

Comparison of Years ended December 31, 2007 and 2006

Revenues

	Years Ended December 31,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(Dollars in thousands)
Revenues:
IP Products	$79,369	63%	$47,314	47%	$32,055	68%
DCME Products	24,360	19	38,563	39	(14,203)	(37)
Services	22,025	18	13,769	14	8,256	60

Total revenues	$125,754	100%	$99,646	100%	$26,108	26%

Revenue by Geography:
Europe, Middle East and Africa	$64,675	52%	$68,060	68%	$(3,385)	(5)%
North America	32,678	26	17,836	18	14,842	83
Asia Pacific and India	17,917	14	8,060	8	9,857	122
Caribbean and Latin America	10,484	8	5,690	6	4,794	84

Total revenues	$125,754	100%	$99,646	100%	$26,108	26%

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

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2007		2006		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
	(Dollars in thousands)
Cost of Revenues:
IP Products	$32,198	41%	$20,775	44%	$11,423	55%
DCME Products	8,566	35	14,809	38	(6,243)	(42)
Services	12,793	58	10,130	74	2,663	26

Total cost of revenues	$53,557	43%	$45,714	46%	$7,843	17%

Gross Profit:
IP Products	$47,171	59%	$26,539	56%	$20,632	78%
DCME Products	15,794	65	23,754	62	(7,960)	(34)
Services	9,232	42	3,639	26	5,593	154

Total gross profit	$72,197	57%	$53,932	54%	$18,265	34%

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

Operating Expenses (amounts in thousands).

	Years Ended December 31,
	2007		2006
		Percentage of Total Revenue		Percentage of Total Revenue	Period-to-Period Change
	Amount		Amount		Amount	Percentage
Research and development, net	$31,004	25%	$32,555	33%	$(1,551)	(5)%
Sales and marketing	28,583	23	26,497	26	2,086	8
General and administrative	9,671	8	8,793	9	878	10

Total operating expenses	$69,258	55%	$67,845	68%	$1,413	2%

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

Liquidity and Capital Resources

At December 31, 2008, we had unrestricted cash and cash equivalents and short-term investments of $38.0 million, a decrease from $57.6 million from December 31, 2007.

We anticipate our cash to increase in the next twelve months due to the following factors:

•	As revenues increase and operating expense decrease moderately from savings due to the restructuring completed in 2008.

•	The working capital will increase from higher accounts receivable and cash and as the accounts payable will see lower from savings from lower operating expenses.

•	We have paid all of debt outstanding as of December 31, 2008.

As a result, we believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months. We do not currently maintain any auction rate securities that are invested in derivative securities as of December 31, 2008.

Operating Activities

Net cash used in our operating activities was $15.8 million and $12.7 million during 2008 and 2007, respectively.

Net cash used in our operating activities in 2008 was primarily attributable to our net loss of $21.0 million. We also had an increase in inventories of $2.8 million resulting from purchases for anticipated orders at year end and related party transactions, net of $4.0 million, and decreases in accounts payable, accrued payroll and expenses in the aggregate amount of $9.3 million related to the timing of payments as well as reduced operating expenses. The amount of cash used was offset by a decrease in accounts receivable of $7.7 million and prepaid expenses and other current assets of $1.5 million. The net cash used in our operating activities were related to our decrease in revenues and the increase in operating expenses. Further, we incurred non-cash expenses of $3.4 million and $4.5 million of depreciation and stock-based compensation, respectively. Our working capital decreased to $47.1 million as of December 31, 2008, from $60.7 million as of December 31, 2007.

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

Investing Activities

Net cash provided by our investing activities was $1.2 million in 2008. Net cash used in our investing activities was $8.6 million in 2007.

Investing activities in 2008 consisted primarily of net purchases of short-term investments of $9.6 million as well as purchases of property and equipment of $1.5 million, offset by sales and maturities of short-term investments of $12.3 million.

Investing activities in 2007 consisted primarily of net purchases of short-term investments of $5.4 million and of property and equipment of $3.2 million.

Financing Activities

Net cash used in our financing activities was $2.6 million in 2008. Net cash provided by our financing activities was $50.4 million in 2007.

Net cash used in our financing activities in 2008 was due to repayments of a loan in the amount of $3.3 million offset by proceeds received from the exercise of stock options in the amount of $0.7 million.

Net cash provided by our financing activities in 2007 primarily consisted of proceeds from the initial public offering of our common stock in the amount of $54.0 million, offset by cash paid related to offering costs in the amount of $5.9 million, and to a lesser extent of net proceeds from the second closing of our Series D convertible preferred stock financing in the amount of $3.4 million and of proceeds received from the exercise of stock options in the amount of $0.6 million. In addition, during the period we repaid our loan payable in the amount of $1.7 million.

Contractual Obligations and Commitments

As of December 31, 2008, the following summarizes our future contractual obligations for the periods presented (in thousands):

		Payment Due in Years Ending
	Total	2009	2010	2011	2012	2013
Contractual Obligations:
Operating lease obligations	$4,669	$2,175	$1,564	$867	$42	$21
Purchase obligations*	2,631	2,631	—	—	—	—

Total	$7,300	$4,806	$1,564	$867	$42	$21

*	Purchase obligations primarily relating to inventory purchases. These obligations do not include agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 2(u) of the Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The majority of our revenues, costs of sales and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel and Brazilian Real would fluctuate by 10% our operating expenses would have increased or decreased by approximately $1.7 million and $ in 2008. In 2008, our operating expenses increased by $0.5 million due to unfavorable foreign exchange movements related to U.S. dollar versus New Israeli Shekel. Additionally, we are impacted by assets or liabilities that are denominated in a currency other than a subsidiary’s functional currency. Our intercompany short-term loan with our Brazilian subsidiary is denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. The impact of the change in the foreign exchange rate between the US dollar and the Brazilian Real resulted in the increase in the amounts payable in Brazilian Real as compared to December 31, 2007, therefore a loss of approximately $1.1 million at December 31, 2008. The change is recorded in other income (expenses) in the Consolidated Statements of Operations.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments totaling $38.6 million at December 31, 2008. These amounts were invested primarily in commercial paper and money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

As of December 31, 2008, the Company had fully paid all the debt outstanding under its loan arrangement.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Veraz Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Veraz Networks, Inc. (the Company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable and convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veraz Networks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California

March 11, 2009

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$35,388	$52,232
Restricted cash	604	610
Short-term investments	2,650	5,354
Accounts receivable (net of allowances of $1,459 and $151)	31,666	40,814
Inventories	12,284	9,505
Prepaid expenses	2,097	1,497
Deferred tax assets	945	410
Other current assets	3,674	5,776
Due from related parties	912	686

Total current assets	90,220	116,884
Property and equipment, net	4,635	6,720
Other assets	345	143

Total assets	$95,200	$123,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,671	$11,066
Accrued expenses	13,204	16,983
Income tax payable	354	219
Current portion of loan payable (net of unamortized discount of $0 and $170)	—	3,147
Deferred revenue	17,177	14,354
Due to related parties	6,670	10,438

Total current liabilities	43,076	56,207

Commitments and contingencies (Note 13)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 42,855,046 and 41,100,459 shares issued and outstanding	43	41
Additional paid-in capital	129,035	124,081
Deferred stock-based compensation	(32)	(352)
Accumulated other comprehensive income	268	—
Accumulated deficit	(77,190)	(56,230)

Total stockholders’ equity	52,124	67,540

Total liabilities and stockholders’ equity	$95,200	$123,747

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues:
IP Products	$62,467	$79,369	$47,314
DCME Products	8,515	24,360	38,563
Services	22,453	22,025	13,769

Total revenues	93,435	125,754	99,646

Cost of Revenues:
IP Products	24,485	32,198	20,775
DCME Products	3,390	8,566	14,809
Services	14,098	12,793	10,130

Total cost of revenues	41,973	53,557	45,714

Gross profit	51,462	72,197	53,932

Operating Expenses:
Research and development (net of grants from the Office of the Chief Scientist in Israel of $2,353, $1,503 and $1,281 in 2008, 2007 and 2006, respectively)	25,840	31,004	32,555
Sales and marketing	30,753	28,583	26,497
General and administrative	15,309	9,671	8,793
Restructuring charges	834	—	—

Total operating expenses	72,736	69,258	67,845

Income (loss) from operations	(21,274)	2,939	(13,913)
Other income (expense), net:
Interest income	987	2,103	1,186
Other income	345	354	988
Interest expense	(271)	(846)	(915)
Other expense	(1,159)	(615)	(612)

Other income (expense), net	(98)	996	647

Income (loss) before income taxes	(21,372)	3,935	(13,266)
Income taxes provision (benefit)	(412)	559	404

Net income (loss)	(20,960)	3,376	(13,670)
Deemed dividend on Series D convertible preferred stock	—	(5,980)	—

Net loss allocable to common stockholders	$(20,960)	$(2,604)	$(13,670)

Net loss allocable to common stockholders per share—basic and diluted	$(0.50)	$(0.08)	$(1.02)

Weighted average shares outstanding used in computing net loss allocable to common stockholders per share—basic and diluted	42,034	33,917	13,396

Related Party Transactions

The Consolidated Statements of Operations shown above include the following related party transactions:

	Years Ended December 31,
	2008	2007	2006
Revenues:
IP Products, related party sales	$66	$289	$977
DCME Products, related party sales	—	468	3,274
Cost of Revenues:
IP Products, costs arising from related party purchases	184	175	2,508
DCME Products, costs arising from related party purchases	3,088	7,895	13,723
Services, costs arising from related party purchases	180	—	—
Operating Expenses:
Research and development	897	2,166	4,525
Sales and marketing	3,803	4,413	3,942
General and administrative	305	354	535
Other income, related party	—	113	240

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Redeemable Preferred Stock		Convertible Preferred Stock		Stockholders’ Equity (Deficit)
					Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accum. Other Comp. Gains	Accumulated Deficit	Total Stockholders’ Equity Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	14,000,049	$19,796	17,482,502	$38,197	13,002,893	$13	$5,400	$(1,032)	—	$(45,936)	$(41,555)
Exercise of stock options	—	—	—	—	786,394	1	276	—	—	—	277
Stock-based compensation in connection with stock options granted to non employees	—	—	—	—	—	—	7	—	—	—	7
Issuance of warrant to purchase Series C convertible preferred stock	—	—	—	—	—	—	439	—	—	—	439
Exercise of warrant to purchase Series C convertible preferred stock	—	—	50,000	86	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock, net of issuance cost of $56	—	—	996,596	6,462	—	—	—	—	—	—	—
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	871	—	—	—	871
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	—	(18)	18	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	324	—	—	324
Net loss	—	—	—	—	—	—	—	—	—	(13,670)	(13,670)

Balance at December 31, 2006	14,000,049	19,796	18,529,098	44,745	13,789,287	14	6,975	(690)	—	(59,606)	(53,307)
Exercise of stock options	—	—	—	—	1,001,461	1	629	—	—	—	630
Issuance of Series D convertible preferred stock, net of issuance cost of $37	—	—	527,355	3,412	—	—	—	—	—	—	—
Cashless exercise of warrant to purchase Series C convertible preferred stock	—	—	12,744	—	—	—	—	—	—	—	—
Redemption of redeemable preferred stock	(14,000,049)	(19,796)	—	—	—	—	19,782	—	—	—	19,782
Conversion of Series C convertible preferred stock	—	—	(17,545,246)	(38,283)	17,545,246	17	38,266	—	—	—	38,283
Deemed dividend on Series D convertible preferred stock	—	—	—	5,980	—	—	(5,980)	—	—	—	(5,980)
Conversion of Series D convertible preferred stock	—	—	(1,523,951)	(15,854)	1,993,325	2	15,852	—	—	—	15,854
Issuance of common stock in IPO (net of issuance cost of $7,384)	—	—	—	—	6,750,000	7	46,609	—	—	—	46,616
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	1,641	—	—	—	1,641
Stock-based compensation in connection with restricted stock units granted to employees	—	—	—	—	—	—	267	—	—	—	267
Stock-based compensation in connection with restricted stock issued to employees	—	—	—	—	10,000	—	62	—	—	—	62
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	—	(22)	22	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	316	—	—	316
Release of shares of common stock upon vesting of restricted stock units	—	—	—	—	11,140	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	3,376	3,376

Balance at December 31, 2007	—	—	—	—	41,100,459	41	124,081	(352)	—	(56,230)	67,540
Exercise of stock options	—	—	—	—	1,571,299	2	742	—	—	—	744
Release of shares of common stock upon vesting of restricted stock units	—	—	—	—	183,288	—	—	—	—	—	—
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	1,563	—	—	—	1,563
Stock-based compensation in connection with restricted stock units granted to employees	—	—	—	—	—	—	2,657	—	—	—	2,657
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	—	(8)	8	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	312	—	—	312
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	(20,960)	(20,960)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	268	—	268

Total other comprehensive income											268

Total comprehensive income											(20,692)

Balance at December 31, 2008	—	$—	—	$—	42,855,046	$43	$129,035	$(32)	$268	$(77,190)	$52,124

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(20,960)	$3,376	$(13,670)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,379	3,691	3,401
Stock-based compensation	4,532	2,286	1,202
Loss on disposal of assets	114	—	—
Provision for doubtful accounts	1,460	97	(68)
Amortization of debt issuance cost	171	433	55
Deferred income taxes	(735)	(502)	—
Non-cash restructuring charges	193	—	—
Net changes in operating assets and liabilities:
Accounts receivable	7,688	(36,050)	(19,340)
Sold accounts receivable	—	19,635	15,322
Inventories	(2,779)	4,698	(4,997)
Prepaid expenses and other current assets	1,504	(5,698)	(136)
Due from related parties	(226)	766	1,327
Accounts payable	(5,517)	3,973	4,800
Accrued expenses	(3,779)	1,300	1,370
Income tax payable	135	(39)	258
Deferred revenue	2,823	(13,174)	7,373
Due to related parties	(3,768)	2,464	(2,239)

Net cash used in operating activities	(15,765)	(12,744)	(5,342)

Cash flows from investing activities:
Restricted cash	6	(110)	1,692
Maturities and sales of short-term investments	12,287	4,732	500
Purchases of short-term investments	(9,577)	(10,086)	—
Purchases of property and equipment	(1,485)	(3,201)	(4,173)
Other assets	(5)	55	(95)

Net cash provided by (used in) investing activities	1,226	(8,610)	(2,076)

Cash flows from financing activities:
Proceeds from the exercise of stock options	744	630	277
Proceeds from sale of common stock in connection with the Company’s initial public offering	—	54,000	—
Payment of underwriting discounts and other offering costs	—	(5,921)	(1,463)
Proceeds from issuance of warrant to purchase Series C convertible preferred stock	—	—	223
Proceeds from exercise of warrant to purchase Series C convertible preferred stock	—	—	86
Proceeds from issuance of Series D convertible preferred stock	—	3,449	6,518
Issuance cost for Series D convertible preferred stock	—	(37)	(56)
Redemption of redeemable preferred stock	—	(14)	—
Proceeds from borrowings	—	—	19,585
Repayment of borrowings	(3,317)	(1,710)	(15,000)

Net cash provided by (used in) financing activities	(2,573)	50,397	10,170

Effect of exchange rate changes	268	—	—
Net increase (decrease) in cash and cash equivalents	(16,844)	29,043	2,752
Cash and cash equivalents at beginning of year	52,232	23,189	20,437

Cash and cash equivalents at end of year	$35,388	$52,232	$23,189

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$306	$376	$873

Income taxes	$588	$944	$10

Noncash financing activities:
Deemed dividend on Series D convertible preferred stock	$—	$5,980	$—

Warrant issued in connection with loan	$—	$—	$216

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – The Company

Veraz Networks, Inc., or the Company was incorporated under the laws of the State of Delaware on October 18, 2001. The Company is a provider of voice infrastructure solutions to established and emerging wireline and wireless service providers. Service providers use the products to transport, convert and manage voice traffic over both legacy Time-Division Multiplexing, or TDM and Internet Protocol, or IP networks, while enabling voice over IP, or VoIP, and other multimedia services. The Company’s ControlSwitch softswitch solution and I-Gate 4000 family of media gateway products, enable service providers to deploy IP networks and efficiently migrate from their legacy circuit-switched networks to IP networks.

In April 2007, the Company completed its Initial Public Offering, or IPO of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share. In addition, ECI sold 2,250,000 shares of Company’s common stock in the offering after which ECI Telecom’s ownership in the Company decreased to approximately 27%. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. Upon the closing of the IPO, all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,538,571 shares of common stock, and all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000. The conversion of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in 2007. At December 31, 2008, ECI Telecom held approximately 26% of the Company’s outstanding common stock.

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies of the Company are as follows:

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Veraz Networks, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, and deferred tax assets, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several high credit quality financial institutions.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

Cash equivalents and accounts receivable are carried at fair value because of their generally short maturities. For short-term securities, the estimated fair values are based on market prices.

(d) Restricted Cash

Restricted cash represents collateral securing guarantee arrangements with banks. The amounts expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period.

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

When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 2(h)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment in accordance with American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4: Inventory Pricing, and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item (see Note 3). These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.

(g) Concentrations

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Declining business and consumer confidence have resulted in a economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse affect on the Company due to its dependence on capital budgets and confidence of the customers and some of the customers are dependant on obtaining credit to finance purchases of the products. The revenues are likely to decline in such circumstances. Factors such as business investment, the volatility and strength of the capital markets all affect the business and economic environment and, ultimately, the amount and profitability of the business. In an economic slowdown characterized by lower corporate earnings, lower business investment, fewer options to obtain credit, the demand for the Company’s products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on the business, results of operations and financial condition.

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Pursuant to the DCME Agreement with ECI Telecom, a related party, the Company derives a portion of its revenues from sales of DCME products (9%, 19% and 39% of revenues during 2008, 2007 and 2006, respectively) and related services (5%, 5% and 6% of revenues during 2008, 2007 and 2006, respectively). ECI Telecom has recently provided the Company a purported notice of default under the DCME Agreement, refer to Note 5.

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

In 2008 and 2007, no customer contributed to 10% or more of the Company’s revenue or accounts receivable. In 2006, two of the Company’s customers, Belgacom and Classica contributed to 10% or more of the Company’s revenue. To date, the Company has not experienced credit issues with either Belgacom or Classica.

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

	Beginning Balance	Charges (Reductions) to Operations	Write-Offs	Ending Balance
Accounts receivable allowances:
Year ended December 31, 2008	$151	1,460	(152)	$1,459
Year ended December 31, 2007	$183	97	(129)	$151
Year ended December 31, 2006	$586	(68)	(335)	$183

(h) Revenue Recognition

DCME product revenues consists of revenues from the sale of the DCME hardware products. IP product revenues consists of revenues from the sale of the I-Gate 4000 family of media gateway hardware products, the ControlSwitch family of softswitch modules, and the Secure Communications Software. Services revenue consists of revenues from separately-priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation training and other professional services.

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

All of the Company’s IP products may be sold in bundled arrangements that include PCS, installation, training, and other professional services. The Company’s media gateway hardware, when sold in a bundled arrangement, is referred to as a static trunking solution, and when sold in a bundled arrangement that includes the Company’s softswitch module software is referred to as a VoIP solution. When the Company’s Secure Communications Software is sold in a bundled arrangement with DCME hardware, it is referred to as a Secure Communications solution.

In sales of static trunking solutions, VoIP solutions or Secure Communications solutions, the software is considered more than incidental to the arrangement and essential to the functionality of the hardware. Therefore, all revenue from these arrangements is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, or SOP 98-9.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(ii) Delivery has occurred

Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer.

Revenue from sales of standalone services, including training courses, is recognized when the services are completed.

(iii) The fee is fixed or determinable

The Company does not offer a right of return to its customers. Arrangement fees are generally due within one year or less from the later of the date of delivery or acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees are considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized equal to the cumulative amount due and payable after allocating a portion of the cumulative amount due and payable to any undelivered elements (generally PCS) based on VSOE, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. The Company defers the cost of inventory when products have been shipped, but have not yet been installed or accepted, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which IP revenue recognition is limited to amounts due and payable, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

For most arrangements, the Company has established VSOE for the related PCS based on stated renewal rates and installation services based on the price charged when the same element is sold separately. Accordingly, the Company generally allocates revenue in multiple element arrangements using the residual method. For arrangements in which the Company is unable to establish VSOE for its PCS, the entire arrangement fee is deferred and recognized ratably over the PCS term after delivery.

Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent less than 1% of revenues in each of 2008, 2007, and 2006. Shipping and handling costs are included in cost of revenues.

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

(j) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives used consist of three years for furniture, computer equipment, and related software, and five years for production, engineering, and other equipment. Depreciation of leasehold improvements is computed using the shorter of the remaining lease term or five years.

(k) Impairment of Long-Lived Assets

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

(l) Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $24,000, $37,000 and $231,000 in advertising costs in 2008, 2007, and 2006, respectively.

(m) Capitalized Software Development Costs

Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized until the product is available for general release. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the quality assurance testing commences, and the general availability of such software, has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

(n) Research and Development

Research and development expenses include payroll, employee benefits, equipment depreciation, materials, and other personnel-related costs associated with product development and are charged to expense as incurred.

(o) Government-Sponsored Research and Development

The Company records grants received from the OCS as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues.

(p) Foreign Currency Translation

For foreign subsidiaries using the U.S. dollar as their functional currency, transactions and monetary balances denominated in non-dollar currencies are remeasured into dollars using current exchange rates. Transaction gains or losses are recorded in other income (expense), net. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effect of these translation adjustments are reported as a separate component of stockholders’ equity.

(q) Accounts Receivable and Allowance for Doubtful Accounts

Generally, the Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the customers’ failure to make required payments. A judgment is required to determine whether an increase or reversal of the allowance is warranted. The Company will record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than we had anticipated, or for customer-specific circumstances, such as bankruptcy. The Company will record a reversal of the allowance if there is significant improvement in collection rates. Historically, the allowance has been adequate to cover the actual losses from uncollectible accounts.

(r) Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, or SFAS 109, using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be more likely than not realized.

Income taxes payable are recorded whenever there is a difference between amounts reported by the Company in its tax returns and the amounts the Company believes it would likely pay in the event of an examination by the taxing authorities.

(s) Comprehensive Income (Loss)

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, or SFAS 130, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements. For 2008, the total comprehensive income of $0.3 million is included in the consolidated statements of shareholders’ equity. There was no significant difference between the Company’s net loss and its total comprehensive loss for the years ended December 31, 2007 and 2006.

(t) Transfers of Financial Assets

Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, establishes a standard for determining when a transfer of financial assets should be accounted for as a sale. The underlying conditions are met for the transfer of financial assets to qualify for accounting as a sale. The transfers of financial assets are typically performed by the factoring of receivables to two financial institutions.

(u) Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, or SFAS 141(R). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information that should

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Corporation’s adoption of SFAS 161 will not have any effect on its earnings or financial position.

Note 3 – Balance Sheet Components

The following tables provide details of selected balance sheet items as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Inventories:
Finished products	$4,217	$2,760
Work in process at customers locations	5,060	3,084
Raw material and components	3,007	3,661

	$12,284	$9,505

	December 31,
	2008	2007
Property and equipment, net:
Computer equipment and software	$12,432	$12,251
Production, engineering and other equipment	9,597	10,308
Furniture and fixtures	524	467
Leasehold improvements	427	446
Vehicles	—	50

	22,980	23,522
Accumulated depreciation	(18,345)	(16,802)

	$4,635	$6,720

Depreciation expense in 2008, 2007 and 2006 was $3.4 million, $3.7 million and $3.4 million, respectively.

	December 31,
	2008	2007
Accrued expenses:
Accrued compensation and benefits	$6,813	$7,665
Accrued agent commissions	1,512	3,431
Accrued royalty expenses	1,639	1,754
Other accrued expenses	3,240	4,133

	$13,204	$16,983

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 4 – Cash, Cash Equivalents and Short-term Investments

The following is a summary of cash, cash equivalents, and short-term available-for-sale securities as of December 31, 2008 and 2007 (in thousands):

Security Description	Percentage of holdings	Fair Market Value
2008
Cash and Cash equivalents:
Money market funds		$20,918
U.S. Treasury bills		1,700

Total cash and cash equivalents		$22,618

Short-term investments:
U.S. Treasury bills	100%	$2,650

Total short-term investments	100%	$2,650

2007
Cash and Cash equivalents:
Commercial paper		$12,018
U.S. Government agency notes		9,363
Money market funds		2,825

Total cash and cash equivalents		$24,206

Short-term investments:
U.S. Government agency notes	45%	$2,378
Corporate bonds	28%	1,490
Commercial paper	14%	772
U.S. Treasury bills	13%	714

Total short-term investments	100%	$5,354

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

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the gross unrealized losses and fair value for those investments that were in an unrealized loss position that have been in a continuous loss position as of December 31, 2008 was zero and was immaterial as of December 31, 2007.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, SFAS No. 157-2, Effective Date of FASB Statement No. 157, or SFAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the assets or liability

Level 3:	Unobservable inputs for the asset or liability

The Company’s investment portfolio manager utilizes a third party pricing services, Interactive Data Corporation, to determine the fair value of the Company’s securities subject to SFAS 157. The Company measures its fixed income available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of December 31, 2008 (in thousands):

	Fair Value at Reporting Date Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Fixed income available-for-sale securities	$4,350	$—	$4,350	$—
Money market funds	20,918	20,918	—	—

	$25,268	$20,918	$4,350	$—

The fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the consolidated balance sheet and consist of U.S. Treasury bills issued by the U. S. government.

Note 5 – Related Party Transactions

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at December 31, 2008 ECI Telecom held approximately 26% of the Company’s outstanding common stock. Effective September 16, 2008, one of the Company’s board of directors who had been employed by ECI ceased his employment with ECI.

The Company is the exclusive worldwide distributor of a line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment, or DCME, for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement, or DCME Agreement, which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2007. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent. As result of the DCME agreement with ECI Telecom, the Company does not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable us to obtain DCME or similar products in the event that ECI ceases to provide DCME products to the Company. Should ECI become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, the Company will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, the Company’s business would be materially harmed. Furthermore, ECI Telecom has recently provided the Company with a purported notice of default under the DCME Agreement as ECI Telecom believes that the Company is past due on payments, and owes additional royalties of sales of DCME related products among other items The Company intends to respond to the claims made by ECI Telecom and does not believe that it is probable that additional liabilities will be incurred at this time to resolve the matter. However, in the event that the Company may be unable to or chose not to cure any alleged default and the sales of DCME products could cease and/or additional liabilities may be incurred.

The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The purchase price remained unchanged in 2008, 2007, and 2006. In 2007, the Company recorded a favorable adjustment to royalty costs on its DCME product revenues in the amount of $0.6 million. From time to time, prior to fulfillment of the Company’s order for a

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the consolidated statements of operations. As of December 31, 2008, the Company had open purchase commitment with ECI of zero.

The DCME Agreement also provided for the Company to function as ECI Telecom’s collection agent for certain specified DCME related receivables that were outstanding as of September 30, 2002. The Company received a collection fee of 10% or 20% of the receivable collected. Collection fees earned in the years ended December 31, 2008, 2007, and 2006 are included in other income in the consolidated statements of operations.

Through 2005, ECI Telecom also acted as the sole source supplier for the Company’s I-Gate 4000 line of media gateways, as governed under the VoIP Master Manufacturing and Distribution Agreement, or the VoIP Agreement, which was executed in December 2002 and was effective through December 31, 2005. Under the VoIP Agreement, ECI Telecom was responsible for the manufacture of products pursuant to purchase orders placed by the Company. The price for each product was calculated in accordance with a pricing model that established a fixed profit percentage for ECI Telecom. In addition to the inventory purchased, as of December 31, 2006 the Company had open purchase commitments with ECI Telecom totaling approximately $0.1 million. Costs of these products are included in IP Products, cost of revenues in the consolidated statements of operations.

The Company has historically also contracted with ECI Telecom for the use of certain of its Asian and European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses. The Company records revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product and IP Product revenues in the consolidated statements of operations, depending on the nature of the products sold. The Company also reimburses these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company has also contracted with ECI Telecom and certain of its Asian and European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative in the consolidated statements of operations.

The Company has appointed ECI Telecom as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensates ECI Telecom for agent services in Russia by paying a commission based on sales. Further, the Company has appointed ECI 2005, an affiliate of ECI Telecom, as a partner to provide services directly to customers in Russia. The Company’s Russian customers may purchase installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needs assistance in providing installation, training and maintenance services to its customers in Russia, ECI 2005 may purchase these services from the Company. The Company also reimburse ECI 2005 for the costs associated with the services activity. One employee of ECI Telecom serves on the Company’s Russian advisory committee. The Company is in the process of restructuring its relationship with ECI in Russia. In the event that the relationship is not restructured successfully, the Company may not be able to grow and develop its own sales and support organization in the region and the Company may lose customers or fail to finalize sales to new customers and the Company’s results of operations may suffer.

In 2004, the Company entered into a sublease agreement with ECI for office space of 4,279 square feet located in Florida, which was amended in 2006 and further amended in January 2008. The amended sublease agreement with ECI commenced on May 1, 2008 for 5,950 square feet of office space at another location in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth anniversary of the commencement date and the twelfth anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000, $11,000 and $10,000 for 2008, 2007 and 2006, respectively. For 2008, 2007 and 2006, ECI rent is included in general and administrative expense, in the consolidated statements of operations.

Persistent Systems Pvt Ltd.

On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. As part of the restructuring during the quarter ended September 30, 2008, the Company cancelled most of

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the contracted services with Persistent, but retained some services for a limited transition period. The Company anticipates terminating all services by December 31, 2009. In 2008, 2007 and 2006, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $0.9 million, $1.9 million and $3.8 million, respectively. As of December 31, 2008 and 2007, the Company had related party payables to Persistent in the amount of approximately $37,000 and $0.4 million, respectively.

Note 6 – Stock

(a) Preferred Stock

In January 2007, the Company completed the second closing of its Series D convertible preferred stock financing, whereby it raised $3.5 million in cash proceeds from the issuance of an additional 527,355 shares of Series D convertible preferred stock at $6.54 per share to existing shareholders.

Upon the closing of the IPO, all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000, and all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,538,571 shares of common stock. The conversion rate of the Series D convertible preferred stock equaled the quotient obtained by dividing the original issuance price of $6.54 by the product of the IPO price of a share of common stock multiplied by 62.5%. As a result of the beneficial conversion feature, the Company recorded, simultaneously with the closing of the Company’s IPO, a charge to net loss allocable to common stockholders of approximately $6.0 million related to the deemed dividend to the holders of Series D convertible preferred stock.

As of December 31, 2008, the Company had no redeemable or convertible preferred stock outstanding.

(b) Reverse Stock Split

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

Note 7 – Loan

In March 2006, the Company secured a loan with Bank Leumi le-Israel B.M. in the amount of $15.0 million. The loan bears interest at LIBOR plus 2.35% (7.72% as of September 30, 2006) until the date of an IPO, and at LIBOR plus 1.4% following an IPO. The loan was granted for a period of three years with the principal due in nine equal consecutive quarterly installments commencing on April 1, 2007. The Company repaid the loan in full on December 28, 2006 without penalty.

On December 7, 2006, the Company secured a loan with a financial institution in the face amount of $5.0 million. The loan bears stated interest of 9.78% and is granted for a period of two years with the principal due in seventeen monthly installments commencing on July 1, 2007. During the period December 2006 through June 2007, the Company made monthly interest payments on the loan. The loan is secured by certain assets, principally equipment, of the Company. The loan agreement required the Company to pay the financial institution a loan commitment fee of $0.3 million and prepay interest of $75,000 for the period from the funding date through January 31, 2007. In addition, in connection with this transaction the Company sold a warrant to purchase 50,000 shares of Series C convertible preferred stock to the financial institution for $0.2 million. At the date of issuance the fair value of the warrant was estimated to be $0.4 million (see Note 12(a)). The warrant was exercised in December 2006. The Company computed interest on the loan using the interest method. Based on the allocation of the net proceeds, between the loan and the warrant, the loan has an effective interest rate of approximately 19%. The loan does not contain financial covenants.

As of December 31, 2008, the Company had paid all of the debt outstanding under the loan arrangement amounts.

The Company accounts for the imputed discount on the loan using the interest method in accordance with APB Opinion No. 21, Interest on Receivables and Payables, with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan.

Note 8 – Factoring

In 2008, the Company did not sell trade receivables to financial institutions. In 2007, the Company sold trade receivables to financial institutions in a total amount of $19.6 million. Control and risk of those trade receivables were fully transferred and accounted for as a sale in accordance with SFAS 140.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Note 9 – Restructuring Charges

On July 31, 2008, the Company announced that it planned to reduce its workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. Costs associated with restructuring activities, other than those activities related to business combinations, are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or (SFAS 146).

Restructuring activity for the twelve months ended December 31, 2008 was as follows (in thousands):

	Employee Termination/ Severance and Related Costs	Facility Shutdown and Consolidation	Impairment of Fixed Assets or Loss on disposal of Assets	Total
Balance at January 1, 2008	$—	$—	$—	$—
Charges to operations	499	142	193	834
Payments made during the year	(499)	(102)	—	(601)
Impairment of assets	—	—	(193)	(193)

Balance at December 31, 2008	$—	$40	$—	$40

The $40,000 restructuring accrual as of December 31, 2008 is included as a component of the current accrued expenses on the Consolidated Balance Sheets and is expected to be settled in 2009.

Note 10 – Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for options granted to employees and directors using the intrinsic-value-based method in accordance with Accounting Principles Board, or APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and Statement of Financial Accounting Standards Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, or FIN 44, and had adopted the disclosure only provisions of SFAS 123 and Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based—Compensation Transition and Disclosure, or SFAS 148 using the minimum value method.

During 2008, 2007 and 2006, the Company amortized annually $0.3 million of deferred stock-based compensation. During 2008, 2007 and 2006, the Company reversed $9,000, $22,000 and $18,000, respectively, of deferred stock-based compensation due to employee terminations. As of December 31, 2008 and 2007, the total unamortized deferred stock-based compensation amounted to $32,000 and $0.4 million and is expected to be fully amortized in 2009.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the prospective transition method, which requires the Company to apply the provisions of SFAS 123R only to new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, total employee stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (a) the grant-date fair value of stock option awards granted or modified after January 1, 2006; and (b) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method as previously permitted under APB 25.

Under SFAS 123R, the Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined in accordance with the “simplified method” as described in SAB 110. The computation of expected volatility is based on the historical and implied volatility of comparable

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

companies from a representative peer group based on industry and market capitalization data. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

In 2008, the Company granted 1,475,000 stock options and 1,585,905 restricted stock units, or RSUs, with a weighted average grant date fair value per share of options of approximately $0.93 and grant date fair value for the RSUs of $3.48, respectively. In 2007, the Company granted 265,750 stock options, and 536,720 restricted stocks with a weighted average fair value per share of option of approximately $5.75 and grant date fair value for the restricted stocks of is $5.86, respectively. In 2006, the Company granted 1,145,498 stock options with a weighted average fair value per share of option of approximately $5.86.

The following table summaries the effects of stock-based compensation resulting from the application of SFAS 123R (in thousands):

	2008	2007	2006
Cost of revenues	$900	$473	$110
Research and development	1,381	597	204
Sales and marketing	1,350	682	262
General and administrative	901	534	626

Total stock-based compensation expense	$4,532	$2,286	$1,202

Stock Options:

In 2008, 2007, and 2006, the compensation expense on these stock based awards amounted to $1.8 million, $2.0 million and $1.2 million, respectively.

The following weighted average assumptions were used to value options granted during the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Expected term (in years)	6.06	6.24	6.31
Risk-free interest rate	3.40%	4.66%	4.90%
Volatility	67%	72%	78%
Dividend yield	—	—	—
Weighted-average fair value per share of underlying common stock	$0.93	$5.75	$5.86

The interest rate for periods within the expected life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not declared dividends to date.

Restricted Stock Awards:

In 2008, 2007, and 2006, the compensation expense on these stock based awards amounted to $2.7 million, $0.3 million and zero, respectively.

Restricted stock activity as of December 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	—	$0.00
Granted	536,720	$5.86
Vested	(21,140)	$5.92
Forfeited or expired	(14,225)	$6.02

Nonvested at December 31, 2007	501,355	$5.85
Granted	1,585,905	$3.48
Vested	(181,622)	$4.94
Forfeited or expired	(289,608)	$5.15

Nonvested at December 31, 2008	1,616,030	$3.75

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2008, 1.6 million shares of restricted stock were outstanding and unvested, with an aggregate intrinsic value of $0.7 million and a weighted average remaining contractual life of approximately 2.1 years.

Most of the RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the RSUs expensed by the Company is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

Stock Award Activity:

A summary of the Company’s stock award activity and related information, not including the ECI Telecom related party, for the year ended December 31, 2008, 2007 and 2006 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2005	297,712	7,648,653	$0.67
Authorized	962,500	—	—
Options granted	(1,145,498)	1,145,498	$3.54
Options exercised	—	(786,394)	$0.35
Options cancelled and forfeited	183,883	(183,883)	$0.85

Balance at December 31, 2006	298,597	7,823,874	$1.12
Authorized	250,652	—	—
Restricted stock units and Restricted stock granted	(536,720)	—	—
Restricted stock units forfeited	14,225	—	—
Options granted	(265,750)	265,750	$8.34
Options exercised	—	(1,001,461)	$0.63
Options cancelled and forfeited	321,811	(321,811)	$2.86

Balance at December 31, 2007	82,815	6,766,352	$1.39
Authorized	2,433,013	—	—
Restricted stock units and Restricted stock granted	(1,585,905)	—	—
Restricted stock units forfeited	289,608	—	—
Options granted	(1,475,000)	1,475,000	$1.48
Options exercised	—	(1,571,299)	$0.47
Options cancelled and forfeited	575,630	(575,630)	$2.61

Balance at December 31, 2008	320,161	6,094,423	$1.54	6.69	$127,358

Options vested and expected to vest at December 31, 2008		5,966,382	$1.52	6.59	$127,358
Options exercisable at December 31, 2008		4,314,462	$1.22	5.69	$127,358

As of December 31, 2008, the weighted average remaining contractual life for options outstanding was 6.7 years. Additionally, as of December 31, 2008, there were 4,314,462 options exercisable with a weighted average exercise price of $1.22 per share, and the weighted-average remaining contractual life for exercisable options was 5.7 years. As of December 31, 2008, there were 5,966,382 options expected to vest with a weighted average exercise price of 1.52 per share, and the weighted-average remaining contractual life for options expected to vest was 6.6 years. The aggregate intrinsic value of options outstanding, exercisable and expected to vest was $0.1 million each. The total intrinsic value of options exercised was $0.1 million, $25,000 and $73,000 during the years ended December 31, 2008, 2007, and 2006, respectively.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2008.

	Options Outstanding			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.30-$0.34	1,018,700	4.13	$0.30	1,018,700	$0.30
$0.35-$0.50	637,787	4.97	$0.44	637,787	$0.44
$0.51-$1.04	1,676,000	6.03	$1.04	1,671,833	$1.04
$1.05-$1.30	251,061	6.08	$1.19	213,016	$1.19
$1.31-$1.44	1,355,000	9.65	$1.44	112,909	$1.44
$1.45-$1.92	646,438	6.77	$1.74	400,935	$1.71
$1.93-$6.15	60,550	8.52	$5.83	23,863	$5.93
$6.16-$6.18	320,387	7.70	$6.18	176,410	$6.18
$6.19-$8.00	45,000	8.26	$8.00	18,750	$8.00
$8.01-$11.50	83,500	8.05	$11.50	40,259	$11.50

$0.30-$11.50	6,094,423			4,314,462

In accordance with SFAS 123R, unamortized compensation expense on stock based awards after January 1, 2006 is not included in deferred stock-based compensation. As of December 31, 2008, the balance of $7.4 million of total unrecognized compensation cost, related to non-vested stock-based awards granted under SFAS 123R to employees and directors, is expected to be recognized over a weighted average period of approximately 2.6 years.

Other Stock Based Compensation

In 2003 and 2004, the Company issued options to purchase and aggregate of 174,880 shares of common stock at prices of $0.35 and $0.50 per share to certain employees of ECI Telecom and its subsidiaries. Such options were issued outside of the Company’s stock option plans. The Company recorded compensation expense relating to these options of approximately $0, $0, and $7,000 in 2008, 2007, and 2006, respectively, which was determined using the Black-Scholes pricing model. As of December 31, 2008, 60,000 of these options were outstanding and exercisable at a weighted-average exercise price of $0.38.

Note 11 – Net Loss Allocable to Common Stockholders per Share

Net loss allocable to common stockholders per share is computed in accordance with SFAS No. 128, Earnings per Share, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has outstanding stock options and restricted stock units, which have not been included in the calculation of diluted net loss allocable to common stockholders per share because to do so would be anti-dilutive. In 2006, the Company also excluded warrants and convertible preferred stock, in the calculation of diluted net loss allocable to common stockholders per share, as it would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss allocable to common stockholders per share for each period are the same.

Basic and diluted net loss per share were calculated as follows (in thousands):

	2008	2007	2006
Numerator:
Net loss allocable to common stockholders	$(20,960)	$(2,604)	$(13,670)

Denominator:
Basic weighted-average shares:
Weighted-average shares used in computing basic net loss per share	42,034	33,917	13,396

Basic net loss per common share	$(0.50)	$(0.08)	$(1.02)

Diluted weighted-average shares:
Weighted-average shares used in computing diluted net loss per share	42,034	33,917	13,396

Diluted net loss per common share	$(0.50)	$(0.08)	$(1.02)

Dilutive shares excluded from net loss per share calculation	2,630	5,453	24,787

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 12 – Stockholders’ Equity

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

(a) Warrants

In connection with the loan obtained on December 7, 2006, the Company sold a warrant to purchase 50,000 shares of Series C convertible preferred stock at an exercise price of $1.72 per share to the lender for total cash proceeds of $0.2 million. The warrant vested immediately and was exercisable through December 31, 2006. On December 8, 2006, the warrant was exercised in full for total cash proceeds of approximately $86,000. At the date of issuance the Company estimated the fair value of the warrant to be $0.4 million by using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.9%; expected volatility of 42%; dividend yield of 0%; contractual term of approximately one month; and an estimated fair value per share of $10.50. The Company is amortizing the difference between the fair value of the warrant and the proceeds received for the warrant, in the amount of $0.2 million, as interest expense over the term of the loan.

In December 2002, the Company issued a warrant to purchase 16,225 shares of Series C convertible preferred stock at an exercise price of $1.72 per share to a financing institution. This warrant was net exercised immediately prior to the closing of the Company’s IPO into 12,744 shares of Series C convertible preferred stock, which automatically converted into 12,744 shares of common stock.

(b) Employee Benefit Plans

The 2006 Equity Incentive Plan, or the 2006 Plan is a shareholder approved plan, which became effective in connection with the Company’s IPO. The 2006 Plan is intended as the successor to and continuation of the 2001 Equity Incentive Plan, or the 2001 Plan. The 2006 Plan provides for broad based grants to employees, directors and consultants. The 2006 Plan provides for the grant of the following stock awards: incentive stock options, or ISO, nonstatutory stock options, or NSO, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards. Following the effective date of Company’s IPO, no additional stock awards were granted under the 2001 Plan and the shares that remained available for issuance pursuant to the exercise of options or settlement of stock awards under the 2001 Plan became available for issuance pursuant to stock awards granted under the 2006 Plan. Any shares subject to outstanding stock awards granted under the 2001 Plan that expire or terminate for any reason prior to exercise or settlement become available for issuance pursuant to stock awards granted under the 2006 Plan. All outstanding stock awards granted under the 2001 Plan are deemed to be stock awards granted pursuant to the 2006 Plan, but remain subject to the terms of the 2001 Plan with respect to which they were originally granted. All stock awards granted subsequent to the Company’s IPO are subject to the terms on the 2006 Plan.

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

Through December 31, 2008, the Company had reserved 8,198,639 shares of common stock for issuance under the 2006 Plans. The share reserve under the 2006 Plan automatically increases on each January 1st, beginning in 2008 and continuing through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31st of the preceding calendar year, or a number of shares determined by the board of directors, but not in excess of 3,000,000 shares. Options may be granted for periods of up to ten years and at prices equal to the estimated fair value of the shares on the date of grant, as determined by the board of directors, provided, however, that the exercise price of an ISO or NSO granted under the Plans shall not be less than 100% or 85% of the estimated fair value of the shares on the date of grant, respectively. Options granted generally become exercisable over a period of four years, based on continued employment, with 25% of the shares underlying such options vesting one year after the vesting commencement date and with the remaining 75% of the shares underlying such options vesting in equal monthly installments during the following three years. Options generally terminate three months following the end of a grantee’s continuous service to the Company.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 13 – Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain vehicles under non-cancelable operating leases expiring on various dates through 2013. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 (in thousands):

Years ending December 31,	Amount
2009	$2,175
2010	1,564
2011	867
2012	42
2013	21

Total	$4,669

Amounts include the sublease obligation with ECI Telecom, a related party (see Note 5). Rent expense for all leases for the years ended December 31, 2008, 2007 and 2006 was approximately $3.1 million, $2.9 million, and $2.6 million, respectively.

(b) Office of the Chief Scientist Grants

Veraz Networks Ltd’s research and development efforts, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the OCS. In return for the OCS’s participation, Veraz Networks Ltd. is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as they become due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the years ended December 31, 2008, 2007 and 2006 amounted to $2.0 million, $2.0 million, and $1.2 million, respectively. As of December 31, 2008 and 2007, the royalty payable amounted to $1.2 million and $1.3 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.5 million as of December 31, 2008.

(c) Indemnification Obligations

The Company enters into agreements in the ordinary course of business with, among others, customers, systems integrators, resellers, service providers, lessors, sub-contractor, sales representatives, and parties to other transactions with the Company, with respect to certain matters. Most of these agreements require the Company to indemnify the other party against third party claims alleging that its product infringes a patent or copyright. Certain of these agreements require the Company to indemnify the other party against losses arising from: a breach of representations or covenants, claims relating to property damage, personal injury or acts or omissions of the Company, its employees, agents, or representatives. In addition, from time to time the Company has made certain guarantees regarding the performance of its products to its customers.

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

The duration and scope of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite.

(d) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At December 31, 2008 and 2007, the maximum potential amount of future payments Veraz Networks Ltd. could be required to make under the guarantees, amounted to $0.6 million and $0.5 million, respectively. At December 31, 2008 and 2007, the maximum potential amount of future payments Veraz Networks SARL in France could be required to make under the guarantees, amounted to $0.1 million annually. The guarantee term generally varies from six months to two years. The guarantees are usually provided for approximately 10% of the contract value.

At December 31, 2008 and 2007, the Company had $0.2 million and $0.2 million, respectively, invested in a bank guarantee as a security for the Company’s office lease in Israel.

(e) Purchase Commitments

The Company purchases raw material and components for its I-Gate 4000 line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of December 31, 2008 and 2007, the Company had open purchase commitments totaling $2.6 million and $3.7 million, respectively.

(f) Litigation

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activity. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

Note 14 – Segment and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results, and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	2008	2007	2006
Revenues:
Europe, Middle East and Africa	$53,763	$64,675	$68,060
North America	15,802	32,678	17,836
Asia Pacific and India	11,913	17,917	8,060
Caribbean and Latin America	11,957	10,484	5,690

	$93,435	$125,754	$99,646

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s subsidiary in Russia contributed to more than 10% of revenues in all the above periods. Additionally, in 2006, the subsidiary in Belgium contributed to more than 10% of revenues.

	2008	2007	2006
Sales originating from:
United States	$39,701	$64,418	$31,289
Israel	44,253	52,031	67,155
Other foreign countries	9,481	9,305	1,202

	$93,435	$125,754	$99,646

	December 31,
	2008	2007
Long-lived assets, net:
United States	$1,588	$3,121
Israel	2,613	3,067
Other foreign countries	434	532

	$4,635	$6,720

Note 15 – Income Taxes

The components of the Company’s income (loss) before income taxes for the years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):

	2008	2007	2006
United States	$(11,990)	$(5,719)	$(19,889)
Foreign	(9,382)	9,654	6,623

Income (loss) before income taxes	$(21,372)	$3,935	$(13,266)

The Company’s provisions for income taxes for the years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):

	2008	2007	2006
Current:
Federal	$(23)	$—	$—
State	24	5	11
Foreign	322	1,052	393

Total current	323	1,057	404

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(735)	(498)	—

Total Deferred	(735)	(498)	—

Provision (benefit) for income taxes	$(412)	$559	$404

The differences between income taxes computed by applying the statutory federal income tax rate of 34% to income before taxes and the amounts reported in the consolidated statements of operations are summarized as follows (in thousands):

	2008	2007	2006
Federal tax expense (benefit) computed at statutory rate	$(7,267)	$1,338	$(4,594)
State taxes	16	3	7
Domestic net operating losses not benefited	2,582	1,747	6,359
Foreign rate differential	2,778	(2,730)	(1,859)
Non-deductible stock option expense	1,425	602	409
Stock option deduction	—	(462)	—
Permanent differences	54	61	82

Provision (benefit) for income taxes	$(412)	$559	$404

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$25,242	$21,450
Research and development credits	6,056	5,206
Accruals and reserves	2,288	2,153
Depreciation and amortization	895	792

	34,481	29,601
Valuation allowance	(33,244)	(29,103)

Net deferred tax assets	$1,237	$498

The net change in the valuation allowance was an increase of approximately $4.1 million, $2.1 million and $5.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company recognized $1.2 million and $0.5 million in deferred tax assets were attributable to its subsidiary in Israel. As of December 31, 2008, the current portion of the net deferred tax assets amounted to $0.9 million.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $71.3 million and $23.9 million, respectively. These federal and state net operating loss carryforwards expire in varying amounts from 2021 to 2028, and 2013 to 2028, respectively. The Company also has federal and state tax credits of approximately $3.4 million and $3.9 million, respectively. The federal research credits expire in varying amounts from 2022 to 2028 and the state tax credits have no expiration date. As of December 31, 2008, the Company has foreign net operating loss carryforward of approximately $8.9 million that has an unlimited carryforward period.

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

In 2003, the Company’s subsidiary in Israel received approval as an “Approved Enterprise” and became eligible for tax benefits under Israel’s Law for the Encouragement of Capital Investments, 1959, or the Law. Subject to compliance with applicable requirements, the portion of the Israeli subsidiary’s undistributed income derived from its Approved Enterprise program will be exempt from corporate tax for a period of two years. In addition, the subsidiary in Israel will enjoy a reduced tax rate of 10% commencing in the first year in which it generates taxable income. The period of tax benefits is subject to limits of the earlier of 12 years from the commencement of production, or 14 years from receiving the approval. Dividend distributions originating from the income of the approved enterprise will be subject to tax at the rate of 15%, provided that the dividend is distributed during the period stipulated under Israeli Law. In the event of a dividend distribution (including withdrawals and charges that are deemed to be dividends), out of the income originating from the approved enterprise, and on which the company received a tax exemption, the distribution is subject to corporate taxes at rates varying from 10% to 25% depending on the percentage of foreign investment holding in the company, as defined by the Law.

In 2008, the Company recorded an income tax benefit of $0.4 million. In 2007 and 2006, a provision of income taxes of $0.6 million and $0.4 million, respectively. The benefit provision of $0.4 million recorded in 2008 is principally due to the loss on operations in Israel and to a lesser extent the recording of a deferred tax benefit for the Company’s Brazilian operations. The Company has performed an assessment of the realizability of these deferred tax assets and believes that it is more likely than not that these operations will generate sufficient future taxable income to support the realization of the deferred tax assets. The income tax provision in 2007 was attributable to the profitable foreign operations, primarily in Israel, for income generated on sales of products not covered under the Approved Enterprise status in Israel.

As of December 31, 2008, the portion of the federal and state net operating loss carryforwards which relates to stock option deductions was approximately $1.0 million. The Company is tracking the portion of its deferred tax assets attributable to stock option

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

benefits arising subsequent to January 1, 2006 in a separate memo account pursuant to SFAS 123(R). Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS 123( R), the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce taxes payable.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. As of December 31, 2008, the Company had no unrecognized tax benefits. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

The Company classifies interest and penalties related to tax contingencies as other expenses. As of December 31, 2008, the Company had not accrued any interest or penalties related to tax contingencies.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service, or IRS for calendar years from its inception in 2001 through 2007. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2006 through 2008, France for 2006 through 2008, India for 2005 through 2008, Israel for 2003 through 2008, Singapore for 2005 through 2008, Russia for 2006 and 2008, and the United Kingdom for 2005 through 2008.

Note 16 – SEC Investigation

On April 3, 2008, the Company received a letter from the SEC informing it that the SEC was conducting a confidential inquiry, or SEC Inquiry and requesting that the Company voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, the Company’s Board of Directors appointed a special committee, or Special Committee consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. The Special Committee interviewed law firms to assist in the inquiry and on April 10, 2008, retained Keker & Van Nest LLP, or Independent Counsel, a law firm that had not previously represented the Company in any matters, to conduct an independent investigation. Between April 10, 2008 and July 17, 2008, Independent Counsel conducted an independent investigation into the matters raised by the SEC Inquiry. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and on July 21, 2008 provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation. The Company provided all the requested documents to SEC. As a result of the SEC Inquiry, the Company was not able to file timely its first quarter ended quarterly report on Form 10-Q and, on May 21, 2008, the Company received a notification letter from NASDAQ stating that its common stock may be subject to delisting in accordance the NASDAQ rules. The Company’s management attended a hearing on July 24, 2008 to request that NASDAQ grant the Company’s request for an extension of time in which to comply with the NASDAQ listing standards. On July 29, 2008, the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 and now believes it is in compliance with all SEC filing requirements. Additionally, on August 6, 2008, the Company received notification from NASDAQ informing the Company that the NASDAQ hearing panel had determined to continue listing the Company’s common stock on the NASDAQ.

During the course of the inquiry, the Company became aware of allegations of misconduct relating to the Company’s business practices in the Asia Pacific region that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act, or FCPA. These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made the Company aware of allegations of possible fraud perpetrated against the Company and violations of the Company’s Code of Conduct and Ethics, or Policy. The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller.

On January 27, 2009, the Company received a subpoena from the SEC requesting documents related to the Company’s business practices in Vietnam. In connection with such investigation, the Company is producing documents relevant to the SEC’s investigation.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The level of sales to Vietnam customers has historically been a minor portion of the Company’s overall business and represented 1%, 2% and 1% of the Company total revenues during the years ended December 31, 2008, 2007, and 2006, respectively.

At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above.

The Company has incurred expenses related to the SEC inquiry of approximately $2.5 million for 2008

Note 17 – Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions through December 31, 2008.

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employments in certain other circumstances. The Company’s liability for severance payments are not reflected in the financial statements as the risks have been irrevocably transferred via payments made to funds in the name of the employee.

Note 18 – Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2008 and 2007 (in thousands, except for per share data):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2008
Revenues	$26,330	$22,955	$16,267	$27,883
Gross profit	$15,824	$13,585	$7,101	$14,952
Restructuring charges	$40	$794	$—	$—
Net loss	$(861)	$(5,413)	$(11,592)	$(3,094)
Net loss allocable to common stockholder per share – basic and diluted	$(0.02)	$(0.13)	$(0.28)	$(0.07)
2007
Revenues	$34,978	$32,163	$31,158	$27,455
Gross profit	$20,508	$16,949	$19,300	$15,440
Net income (loss)	$2,092	$332	$2,126	$(1,174)
Deemed dividend on Series D convertible preferred stock	$—	$—	$(5,980)	$—
Net income (loss) allocable to common stockholders	$2,092	$332	$(3,854)	$(1,174)
Net income (loss) allocable to common stockholder per share – basic and diluted	$0.05	$0.01	$(0.10)	$(0.08)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted per shares information may not equal annual basic and diluted earnings per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on these criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers is incorporated by reference to the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in our Proxy Statement for our 2009 Annual Meeting of Shareholders, or Proxy Statement, which we expect to file on or before April 30, 2009.

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

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer), and employees. The Code of Business Conduct and Ethics is available on our website at www.veraznetworks.com under Corporate Governance.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERAZ NETWORKS, INC.

Date: March 11, 2009	By:	/s/ Albert J. Wood
		Name:	Albert J. Wood
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas A. Sabella Douglas A. Sabella	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2009

/s/ Albert J. Wood Albert J. Wood	Chief Financial Officer and (Principal Financial and Accounting Officer)	March 11, 2009

/s/ Promod Haque Promod Haque	Chairman of the Board of Directors	March 11, 2009

/s/ Bob L. Corey Bob L. Corey	Director	March 11, 2009

/s/ Dror Nahumi Dror Nahumi	Director	March 11, 2009

/s/ Pascal Levensohn Pascal Levensohn	Director	March 11, 2009

/s/ W. Michael West W. Michael West	Director	March 11, 2009

EXHIBIT INDEX

Exhibit	Description of document
2.1	Share Exchange Agreement, dated October 30, 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Inc. and the Registrant(1)

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Inc. and the Registrant(1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)

3.2	Amended and Restated Bylaws of the Registrant(1)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen stock certificate(1)

10.1	Warrant to Purchase Series C Preferred Stock, dated as of December 31, 2002, issued by the Registrant to Comdisco Ventures, Inc.(1)

10.2	U.S. Separation and Asset Purchase Agreement, dated as of December 31, 2002, by and between ECI Telecom-NGTS Inc. and Veraz Networks International, Inc.(1)

10.3	Separation and Assets Purchase Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI — Telecom NGTS, Ltd. and Veraz Networks Ltd.(1)

10.4	DCME — Master Manufacturing and Distribution Agreement, dated as of December 31, 2002, by and among ECI Telecom Ltd, Veraz Networks Ltd. and the Registrant(1)

10.5	Trademark License Agreement, dated as of December 31, 2002, by and between the Registrant and ECI Telecom, Ltd.(1)

10.6	Intellectual Property License Agreement, made as of October 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Ltd. and Veraz Networks, Ltd.(1)

10.7	Intellectual Property Assignment Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom NGTS Ltd. and Veraz Networks, Ltd.(1)

10.8	License Agreement, dated as of October 2002, by and between ECI Telecom Ltd. and Veraz Networks Ltd.(1)

10.9	Assignment and Assumption Agreement, dated as of December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Ltd. and the Veraz Networks, Ltd.(1)

10.10	Assignment and Assumption Agreement, dated as of December 31, 2002, by and between ECI Telecom — NGTS Inc. and the Veraz Networks International, Inc.(1)

10.11	Series C Preferred Stock Purchase Agreement, dated October 30, 2002, by and among the Registrant and the Purchasers listed on Exhibit A thereto(1)

10.12	Amended and Restated Investor Right Agreement, dated as of October 30, 2002, by and among the Registrant and the Investors listed on Exhibit A thereto(1)

10.13	Amended and Restated Voting Agreement, dated October 30, 2002, by and among the Registrant and the stockholders listed on Exhibit A and Exhibit B thereto(1)

10.14	2001 Equity Incentive Plan and forms of related agreements(1)

10.15	2003 Israeli Share Option Plan(1)

10.16	2006 Equity Incentive Plan, as amended (4), and forms of related agreements(1)

10.17	2006 Employee Stock Purchase Plan(1)

10.18	Offer of Employment with the Registrant, dated as of November 17, 2004, by and between the Registrant and Doug Sabella(1)(2)

10.19	Amendment to Offer of Employment with the Registrant, dated November 17, 2004, made by and between the Registrant and Doug Sabella, as of April 21, 2006(1)(2)

10.20	Employment Agreement, dated as of November 20, 2001, by and between the Registrant and Amit Chawla and Personnel Action Notice, dated June 30, 2005(1)(2)

10.21	Offer of Employment with the Registrant, dated April 13, 2005, by and between the Registrant and Al Wood(1)(2)

10.22	Amendment to Offer of Employment with the Registrant, dated April 13, 2005, made by and between the Registrant and Al Wood, as of April 21, 2006(1)(2)

10.23	Letter of Employment Agreement, dated January 1, 2003, by and between Veraz Networks, Ltd. and Israel Zohar(1)(2)

10.24	Sublease Agreement, dated August 31, 2004. by and between the Registrant and ECI Telecom, Inc.(1)

10.25	Amendment to Sublease Agreement, dated January 31, 2006. by and between the Registrant and ECI Telecom, Inc.(1)

Exhibit	Description of document

10.26	Standard Industrial/Commercial Multi-Tenant Lease — Net American Industrial Real Estate Association, dated December 2001, by and between the Registrant and Balch LLC(1)

10.27	Letter Amendment to Industrial Lease Agreement, dated April 15, 2002, issued by Balch LLC to the Registrant(1)

10.28	First Amendment to Industrial Lease Agreement, dated January 18, 2004, by and between the Registrant and Balch LLC(1)

10.29	Second Amendment to Industrial Lease Agreement, dated April 7, 2005, by and between the Registrant and Balch LLC(1)

10.30	Unprotected Tenancy Contract, dated December 31, 2003, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.(1)

10.31	Addendum to Unprotected Tenancy Contract, dated November 3, 2005, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.(1)

10.32	Letter, dated October 26, 2003, issued by ECI Telecom Ltd. and addressed to Veraz Networks Ltd.(1)

10.33	Letter, dated February 23, 2005, issued by Amcol Engineering and Industrial Company Ltd. and addressed to Veraz Networks Ltd.(1)

10.34	Unprotected Tenancy Contract, ,dated November 3, 2005, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.(1)

10.35	Master Manufacturing Agreement dated October 1, 2005, by and between Flextronics (Israel), Ltd. and Veraz Networks Ltd.(1)(3)

10.36	Form of Indemnity Agreement(1)(2)

10.37	Series D Preferred Stock Purchase Agreement, dated December 19, 2006, by and among the Registrant and the Purchasers listed on Exhibit A-1 thereto(1)

10.38	Letter of Employment Agreement, dated January 1, 2003, by and between Veraz Networks, Ltd. and Pinhas Reich(1)(2)

10.39	Letter, dated May 30, 2006, issued by the Registrant and addressed to Bob Corey(1)(2)

10.40	Services Contract, dated October 13, 2005, by and between Veraz Networks Ltd. and LLC ECI Telecom 2005(1)

10.41	Letter, dated November 29, 2007, issued by the Registrant and addressed to Mike West(2)

10.42	Amended and Restated Investor Rights Agreement, dated December 19, 2006, by and among the Registrant and the Investors listed on Exhibit A thereto(1)

10.43	Release Agreement, dated April 15, 2008, by and between Veraz Networks Ltd. and Pinhas Reich(2)(5)

10.44	Amendment to Offer of Employment with Registrant, dated September 8, 2008, by and between the Registrant and Al Wood(2)(6)

10.45	Letter, dated October 1, 2008, by and between Registrant and Amit Chawla(2)(7)

10.46	Offer of Employment with Registrant, dated August 1, 2007, by and between Registrant and William R. Rohrbach(2)(8)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of attorney. Reference is made to the signature pages hereto.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1, filed on October 20, 2006, as amended (File No. 333-138121).
(2)	Management contract or compensatory arrangement.
(3)	Confidential treatment requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(4)	Incorporated by reference to an exhibit to our current report on Form 8-K, filed on December 18, 2008.
(5)	Incorporated by reference to an exhibit to our current report on Form 8-K, filed on April 21, 2008.
(6)	Incorporated by reference to an exhibit to our current report on Form 8-K, filed on September 11, 2008.
(7)	Incorporated by reference to an exhibit to our current report on Form 8-K, filed on October 3, 2008.
(8)	Incorporated by reference to an exhibit to our quarterly report on Form 10-Q, filed on November 14, 2008.