Form 10-Q
period 2009-03-31
Veraz Networks, Inc.
filed 2009-05-15
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

As of April 30, 2009, 43,355,969 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

VERAZ NETWORKS, INC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,929	$35,388
Restricted cash	600	604
Short-term investments	14,853	2,650
Accounts receivable, net	28,221	31,666
Inventories	9,864	12,284
Prepaid expenses	1,767	2,097
Deferred tax assets	773	945
Other current assets	2,656	3,674
Due from related parties	825	912

Total current assets	80,488	90,220
Property and equipment, net	4,436	4,635
Other assets	558	345

Total assets	$85,482	$95,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,719	$5,671
Accrued expenses	11,836	13,204
Income tax payable	416	354
Deferred revenue	12,887	17,177
Due to related parties	4,157	6,670

Total current liabilities	35,015	43,076

Stockholders’ equity:
Common stock	43	43
Additional paid-in capital	130,195	129,035
Deferred stock-based compensation	(8)	(32)
Accumulated other comprehensive income	435	268
Accumulated deficit	(80,198)	(77,190)

Total stockholders’ equity	50,467	52,124

Total liabilities and stockholders’ equity	$85,482	$95,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
IP Products	$13,050	$20,744
DCME Products	1,198	1,576
Services	6,703	5,563

Total revenues	20,951	27,883

Cost of Revenues:
IP Products	5,434	8,408
DCME Products	487	585
Services	2,888	3,938

Total cost of revenues	8,809	12,931

Gross profit	12,142	14,952
Operating Expenses:
Research and development, net	5,208	7,873
Sales and marketing	6,530	7,806
General and administrative	2,808	2,936

Total operating expenses	14,546	18,615

Loss from operations	(2,404)	(3,663)
Other income (expense), net	(534)	636

Loss before income taxes	(2,938)	(3,027)
Income taxes provision	70	67

Net loss	$(3,008)	$(3,094)

Net loss per share — basic and diluted	$(0.07)	$(0.07)

Weighted average shares outstanding used in computing net loss per share — basic and diluted	43,165	41,395

Related Party Transactions

The Unaudited Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended March 31,
	2009	2008
Revenues:
IP Products, related party sales	$40	$54
DCME Products, related party sales	—	—
Cost of Revenues:
IP Products, costs arising from related party purchases	—	184
DCME Products, costs arising from related party purchases	436	535
Services, costs arising from related party purchases	22	45
Operating Expenses:
Research and development	53	384
Sales and marketing	594	797
General and administrative	54	44

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,008)	$(3,094)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	718	873
Stock-based compensation	1,152	1,080
Loss on disposal of assets	—	24
Provision for doubtful accounts	(2)	49
Amortization of debt issuance cost	—	62
Deferred income taxes	(11)	(90)
Non-cash restructuring charges	(39)	—
Net changes in operating assets and liabilities:
Accounts receivable	3,447	(4,978)
Inventories	2,420	(521)
Prepaid expenses and other current assets	1,348	1,943
Due from related parties	87	294
Accounts payable	(55)	(1,545)
Accrued expenses	(1,348)	3,220
Income tax payable	62	57
Deferred revenue	(4,290)	(1,038)
Due to related parties	(2,513)	750

Net cash used in operating activities	(2,032)	(2,914)

Cash flows from investing activities:
Restricted cash	4	(9)
Maturities and sales of short-term investments	1,837	3,223
Purchases of short-term investments	(14,040)	(2,274)
Purchases of property and equipment	(396)	(467)
Other assets	(30)	4

Net cash provided by (used in) investing activities	(12,625)	477

Cash flows from financing activities:
Proceeds from the exercise of stock options	32	402
Repayment of borrowings	—	(867)

Net cash provided by (used in) financing activities	32	(465)

Effect of exchange rate changes	166	—

Net decrease in cash and cash equivalents	(14,459)	(2,902)
Cash and cash equivalents at beginning of period	35,388	52,232

Cash and cash equivalents at end of period	$20,929	$49,330

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

The accompanying interim condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

(a) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, and deferred tax assets, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Pursuant to the DCME Agreement with ECI Telecom, a related party, the Company derives a portion of its revenues from sales of DCME products (6% of revenues during each of the three months ended March 31, 2009 and 2008, respectively) and related services (4% and 5% of revenues during the three months ended March 31, 2009 and 2008, respectively). ECI Telecom has recently provided the Company a purported notice of default under the DCME Agreement, refer to Note 5.

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

One customer, Bezeq Limited contributed to 10% of the Company’s revenues in the three months ended March 31, 2009. One customer, MTN International, contributed 10% of the Company’s revenues in the three months ended March 31, 2008. No customer accounted for 10% or more of the Company’s accounts receivable as of March 31, 2009 or December 31, 2008. To date, the Company has not experienced credit issues with Bezeq Limited or MTN International.

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

Revenue from standalone sales of DCME products is recognized in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, or SAB 104. When sales of DCME are bundled with installation services, the hardware and services are accounted for as separate units of accounting as the deliverables meet the separation criteria in Emerging Issues Tax Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Revenue for each deliverable is recognized in accordance with SAB 104.

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

(ii) Delivery has occurred

Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, initial VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer on the initial VOIP solution arrangement. Historically, the Company has successfully implemented all subsequent sales of VOIP solutions. Accordingly, as of the beginning of January 2009, revenue recognition on subsequent sales of VOIP solutions after the initial arrangement have been accepted from the customer, typically occurs at the point of shipment when title and risk of loss have passed to the customer since the additional equipment is merely an expansion of the customer’s already existing working network. The revenue impact related to subsequent sales of VOIP solutions on the financial statements for the three months ended March 31, 2009 is $0.2 million.

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

Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represent less than 1% of revenues in each of March 31, 2009 and 2008. Shipping and handling costs are included in cost of revenues.

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

(e) Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS, as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for each of the three months ended March 31, 2009 and 2008 amounted to $0.5 million. As of March 31, 2009 and December 31, 2008, the royalty payable amounted to $1.7 million and $1.2 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.5 million as of March 31, 2009.

(f) Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income , or SFAS 130, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements.

The components of comprehensive loss for the three months ended March 31, 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(3,008)	$(3,094)
Foreign currency translation adjustments	166	—

Total Comprehensive loss	$(2,842)	$(3,094)

(g) Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense on a straight-line basis over the requisite service period. This model requires various judgment-based assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future; specifically, any changes in assumptions for expected volatility and expected life significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. The Company determined the expected term in accordance with the “simplified method” as described in SEC Staff Accounting Bulletin No. 107, Disclosure About Fair Value of Financial Instruments, or SAB 107, as amended by SEC Staff Accounting Bulletin No. 110, Disclosure About Fair Value of Financial Instruments, or SAB 110. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

(h) Foreign Currency Translation

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

(i) Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, or SFAS 141(R). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company has adopted SFAS 141(R) accounting treatment for business combinations on a prospective basis for new acquisitions beginning in the first quarter of fiscal year 2009.

The Company adopted SFAS 157 for financial assets and liabilities effective January 1, 2008. The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159), during the first quarter of 2009. SFAS 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS 159 but has not elected the fair value option for any eligible financial instruments.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or FSP FAS 157-4. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company in the second quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 157-4, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s financial condition or operating results.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. During the three months ended March 31, 2009, the unrealized losses were zero. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company in the second quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s financial condition or operating results.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and will be adopted by the Company in the second quarter of 2009. Although the Company will continue to evaluate the application of FSP FAS 107-1 and APB 28-1, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s financial condition or operating results. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 beginning in the first quarter of 2009 and it requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, the Company’s adoption of SFAS 161 will not have any effect on its earnings or financial position. The Company did not hold derivative positions at March 31, 2009.

NOTE 4 – FINANCIAL INSTRUMENTS

The Company measures its fixed income available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of March 31, 2009 (in thousands):

	Total	Fair Value at Reporting Date Using
		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobervable inputs (Level 3)
Assets:
Fixed income available-for-sale securities	$20,293	$—	$20,293	$—
Money market funds	4,508	4,508	—	—

	$24,801	$4,508	$20,293	$—

The fixed income available-for-sale securities are included in cash and cash equivalents and short-term investments in the unaudited condensed consolidated balance sheet and consist of money market funds and treasury securities. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. The following is a summary of short-term investment as of March 31, 2009 (in thousands):

	Percentage of holding	Amortized Cost	Unrealized Gain	Fair Value
U.S. Treasury bills	100%	$14,848	$5	$14,853

NOTE 5 – RELATED PARTY TRANSACTIONS

ECI:

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at March 31, 2009 ECI held approximately 26% of the Company’s outstanding common stock.

The Company is the exclusive worldwide distributor of a line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment (DCME), for ECI under the DCME Master Manufacturing and Distribution Agreement (DCME Agreement), which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2008. The DCME Agreement may only be terminated by ECI in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent. As result of the DCME agreement with ECI Telecom, the Company does not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable the Company to obtain DCME or similar products in the event that ECI ceases to provide DCME products to the Company. Should ECI become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, the Company will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, the Company’s business would be materially harmed. Furthermore, ECI Telecom has recently provided the Company with a purported notice of default under the DCME Agreement as ECI Telecom believes that the Company is past due on payments, and owes additional royalties of sales of DCME related products among other items. The Company may be unable to or choose not to cure any alleged default and the sales of DCME products could cease and/or additional liabilities may be incurred. Currently, the Company and ECI Telecom are working amicably to resolve the notice of default.

The Company pays ECI a purchase price for the DCME product that is computed as a percentage of revenue. The percentage of revenue that the Company pays has remained unchanged during the three months ended March 31, 2009 and year ended 2008. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the condensed consolidated statements of operations.

The Company has historically also contracted with ECI for the use of certain of its European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses and other general administrative expenses. The Company records revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product revenues, in the condensed consolidated statements of operations, depending on the nature of the products sold. The Company also reimburses these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company has also contracted with ECI and certain of its European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative, in the condensed consolidated statements of operations.

The Company has appointed ECI as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensates ECI for agent services in Russia by paying a commission based on sales. Further, the Company has appointed ECI 2005, an affiliate of ECI, as a partner to provide services directly to customers in Russia. The Company’s Russian customers may purchase installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needs assistance in providing installation, training and maintenance services to its customers in Russia, ECI 2005 may purchase these services from the Company. The Company also reimburses ECI 2005 for the costs associated with the services activity. In November 2007, the Company entered into a sublease agreement with ECI 2005 for office space located in Moscow. The sublease term is for an eleven month period, and the monthly rent is equal to approximately $15,000. ECI 2005 rent is included in services and cost of revenues in the condensed consolidated statements of operations. One employee of ECI serves on the Company’s Russian advisory committee. The Company expects that all relationships with ECI in Russia will be amicably terminated with an effective date no later April 30, 2009.

In January 2008, the Company entered into a. sublease agreement with ECI that commenced on May 1, 2008 for office space of 5,950 square feet. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth anniversary of the commencement date and the twelfth anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000. For the three months ended March 31, 2009, ECI rent is included in general and administrative expense in the condensed consolidated statements of operations. Additionally, the Company entered into a consulting agreement with ECI for ECI personnel to provide certain logistical support services at the Florida facility.

Persistent Systems Pvt Ltd:

On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd. (Persistent). Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. In 2008, as part of the restructuring activity, the Company cancelled most of the contracted services with Persistent, but has retained some services for a limited transition period. During the three months ended March 31, 2009 and 2008, the Company incurred related party research and development expenses to Persistent under the Contractor Agreement of $34,000 and $0.4 million, respectively. As of March 31, 2009 and December 31, 2008, the Company had related party payables to Persistent in the amount of approximately $20,000 and $37,000, respectively.

NOTE 6 – INVENTORIES

The following tables provide details of inventories as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Finished products	$3,298	$4,217
Work in process at customers’ locations	3,410	5,060
Raw material and components	3,156	3,007

	$9,864	$12,284

Inventories are stated at the lower of cost or market value on a first-in, first-out basis. The Company periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.

When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 3(c)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment in accordance with AICPA Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4: Inventory Pricing, or APB 43, and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item. These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.

NOTE 7 – STOCK-BASED COMPENSATION

The following table summaries the effects of stock-based compensation resulting from the application of SFAS 123R (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$261	$213
Research and development	382	345
Sales and marketing	304	331
General and administrative	205	191

Total stock-based compensation expense	$1,152	$1,080

Stock Options:

During the three months ended March 31, 2009 and 2008, the Company granted zero stock options.

During the three months ended March 31, 2009 and 2008, the compensation expense on stock based awards, including deferred stock-based compensation, amounted to $0.4 million and $0.5 million, respectively.

Restricted Stock Awards:

During the three months ended March 31, 2009 and 2008, the Company granted 483,575 and 1,049,105, respectively, restricted stock units, or RSUs. For the three months ended March 31, 2009 and 2008, the weighted average grant date fair value per share of RSUs was $0.47 and $4.86, respectively.

During the three months ended March 31, 2009 and 2008, the compensation expense on restricted stock based awards amounted to $0.8 million and $0.6 million, respectively.

Restricted stock activity as of March 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,616,030	$3.75
Granted	483,575	$0.47
Vested	(415,050)	$4.72
Forfeited or expired	(6,750)	$5.20

Nonvested at March 31, 2009	1,677,805	$2.56

As of March 31, 2009, 1,677,805 million shares of restricted stock were outstanding and unvested, with an aggregate intrinsic value of $0.9 million.

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

Stock Award Activity:

A summary of the Company’s stock award activity and related information for the three months ended March 31, 2009 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	320,161	6,094,423	$1.54	6.69	$127,358
Authorized	1,285,651
Restricted stock units granted	(483,575)
Restricted stock units cancelled and forfeited	6,750
Options granted	—
Options exercised	—	(46,141)	$0.36
Options cancelled and forfeited	87,011	(87,011)	$1.64

Balance at March 31, 2009	1,215,998	5,961,271	$1.54	6.54	$329,918

Options vested and expected to vest at March 31, 2009		5,885,564	$1.54	6.51	$329,918
Options exercisable at March 31, 2009		4,365,284	$1.27	5.67	$329,918

As of March 31, 2009, the weighted average remaining contractual life for options outstanding was 6.5 years. Additionally, as of March 31, 2009, there were 4,365,284 options exercisable with a weighted average exercise price of $1.27 per share, and the weighted-average remaining expected life for exercisable options was 5.7 years. As of March 31, 2009, there were 5,885,564 options expected to vest with a weighted average exercise price of $1.54 per share, and the weighted-average remaining contractual life for options expected to vest was 6.5 years. The aggregate intrinsic value of options outstanding, exercisable and expected to vest was $0.3 million each.

NOTE 8 – NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss allocable to common stockholders per share is computed in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share, or SFAS 128, by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has outstanding stock options and restricted stock units, which have not been included in the calculation of diluted net loss allocable to common stockholders per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss allocable to common stockholders per share for each period are the same.

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(3,008)	$(3,094)

Denominator:
Basic weighted-average shares:
Weighted-average shares used in computing basic net loss per share	43,165	41,395

Basic net loss per common share	$(0.07)	$(0.07)

Diluted weighted-average shares:
Weighted-average shares used in computing diluted net loss per share	43,165	41,395

Diluted net loss per common share	$(0.07)	$(0.07)

Anti-dilutive shares excluded from net loss per share calculation	16,688	4,080

Certain common stock issuable under stock options and RSUs were anti-dilutive for the three months ended March 31, 2009 and 2008, and were excluded from the diluted loss per common share.

NOTE 9 – SEC INVESTIGATION

On April 3, 2008, the Company received a letter from the SEC informing it that the SEC was conducting a confidential inquiry, or SEC Inquiry and requesting that the Company voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, the Company’s Board of Directors appointed a special committee, or Special Committee consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. Keker & Van Nest LLP, or Independent Counsel, was retained as independent counsel to conduct an investigation. Keker & Van Nest LLP had not previously represented the Company in any matters. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and on July 21, 2008 provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation. The Company provided all the requested documents to SEC. As a result of the SEC Inquiry, the Company was not able to file timely its first quarter ended quarterly report on Form 10-Q and, on May 21, 2008, the Company received a notification letter from NASDAQ stating that its common stock may be subject to delisting in accordance the NASDAQ rules. The Company’s management attended a hearing on July 24, 2008 to request that NASDAQ grant the Company’s request for an extension of time in which to comply with the NASDAQ listing standards. On July 29, 2008, the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 and now believes it is in compliance with all SEC filing requirements. Additionally, on August 6, 2008, the Company received notification from NASDAQ informing the Company that the NASDAQ hearing panel had determined to continue listing the Company’s common stock on the NASDAQ.

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

On January 27, 2009, the Company received a subpoena from the SEC requesting documents related to the Company’s business practices in Vietnam. In connection with such investigation, the Company is producing documents relevant to the SEC’s investigation. The level of sales to Vietnam customers has historically been a minor portion of the Company’s overall business and represented 2% and 1% of the Company total revenues during the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above.

There were no expenses incurred related to SEC investigation in the three month ended March 31, 2009 and 2008. To date, the Company has incurred expenses related to the SEC investigation of approximately $2.5 million.

NOTE 10 – INCOME TAXES

The Company recorded a provision of income taxes of $0.1 million for each of the three months ended March 31, 2009 and 2008, respectively. The tax provision during the three months ended March 31, 2009 and 2008, were primarily attributable to the Company’s profitable foreign operations.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination for calendar years from 2003 through 2008. Additionally, any net operating losses that were generated in those years may also be subject to examination in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2006 through 2008, France for 2006 through 2008, India for 2005 through 2008, Israel for 2003 through 2008, Singapore for 2005 through 2008, Russia for 2006 and 2008, and the United Kingdom for 2005 through 2008.

The American Recovery and Reinvestment Act of 2009, or Recovery Act was signed into law on February 17, 2009, and among other things extended the ability to claim additional first year depreciation, extended the ability to trade bonus and accelerated depreciation for otherwise deferred tax credits, and reduced the limitation on remuneration paid to executives to $500,000 from $1 million. The change in the law for the amount of remuneration paid to executives will have no impact to our tax expense during 2009 and the refundable credit may provide an immaterial benefit during the year as assets are placed into service.

On February 20, 2009, California also enacted new legislation, which among other things provides for the election of single factor apportionment formula beginning in 2011. This legislation had no impact to the Company during the quarter because of the valuation allowance recorded against our state deferred tax assets.

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
Europe, Middle East and Africa	$8,645	$15,025
North America	3,170	4,544
Asia Pacific and India	5,548	5,438
Caribbean and Latin America	3,588	2,876

	$20,951	$27,883

The Company’s subsidiary in Russia contributed to more than 10% of revenues in 2008.

	Three Months Ended March 31,
	2009	2008
Sales originating from:
United States	$8,132	$13,610
Israel	8,160	11,846
Other foreign countries	4,659	2,427

	$20,951	$27,883

	March 31, 2009	December 31, 2008
Long-lived assets, net:
United States	$1,414	$1,588
Israel	2,613	2,613
Other foreign countries	409	434

	$4,436	$4,635

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2008, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially.

Overview

We are a leading global provider of voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to transport, convert and manage data and voice traffic both over legacy TDM networks and IP networks, while enabling VoIP and other multimedia services. Our product portfolio consists of bandwidth optimization and NGN switching solutions. Our bandwidth optimization products consist of our I-Gate 4000 family of media gateways, our Secure Communication software, and our DTX-600 DCME product for voice compression over legacy TDM networks. Our NGN switching solution consists of our ControlSwitch, an IP softswitch and service delivery platform comprised of numerous IMS-compatible software modules, our Network-adaptive Border Controller, our I-Gate 4000 EDGE SIP Gateway, and our I-Gate 4000 family of media gateways. Our portfolio of products can significantly reduce the cost to build and operate voice services compared to traditional alternatives and other NGN solutions. In addition, our products offer a standards-compliant platform that enables service providers to increase their revenues through the rapid creation and delivery of new services. We also offer services consisting of hardware and software maintenance and support, installation, training and other professional services.

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

Other Matters

On April 3, 2008, we received a letter from the SEC informing us that the SEC was conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent legal counsel to perform an internal investigation. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and subsequently provided all the requested documents to the SEC. On January 27, 2009, we received a subpoena from the SEC that it had commenced a formal investigation into matters related to our business practices in Vietnam. In connection with such subpoena, we are producing documents relevant to the SEC’s investigation. The level of sales to Vietnam customers has historically been a minor portion of the our overall business and represented 2% and 1% of our total revenues during the year ended March 31, 2009 and December 31, 2008, respectively.

At the current time, we cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above.

We are the exclusive worldwide distributor of a line of voice compression telecommunications products or DCME, for ECI under the DCME Master Manufacturing and Distribution Agreement (DCME Agreement), which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI manufactures or subcontracts the manufacture of all DCME equipment sold by us and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2008. ECI has recently provided us with a purported notice of default under the DCME Agreement as ECI Telecom believes that we are past due on payments, and owe additional royalties of sales of DCME related products among other items. We may be unable to or choose not to cure any alleged default and the sales of DCME products could cease and/or additional liabilities may be incurred. Currently, we and ECI Telecom are working amicably to resolve the notice of default.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2009, as compared to the previous disclosures in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12 , 2009.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues (amount in thousands).

	Three Months Ended March 31,				Period-to-Period Change
	2009		2008
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Revenues:
IP Products	$13,050	62%	$20,744	74%	$(7,694)	(37)%
DCME Products	1,198	6	1,576	6	(378)	(24)
Services	6,703	32	5,563	20	1,140	20

Total revenues	$20,951	100%	$27,883	100%	$(6,932)	(25)%

Revenue by Geography:
Europe, Middle East and Africa	$8,645	41%	$15,025	54%	$(6,380)	(42)%
North America	3,170	15	4,544	16	(1,374)	(30)
Asia Pacific and India	5,548	27	5,438	20	110	2
Caribbean and Latin America	3,588	17	2,876	10	712	25

Total revenues	$20,951	100%	$27,883	100%	$(6,932)	(25)%

IP product revenues decreased 37% on lower bookings in the first quarter of 2009, as compared with the same period of 2008. The decrease in IP product bookings was a result of the slowdown of the global economy. In addition, less revenue was recognized from prior quarter’s bookings on VOIP solutions. The IP revenues were also impacted as fewer projects were completed and accepted in the first quarter of 2009 than in the same period of 2008. The timing and amount of bookings is affected by a number of factors, including the increased slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the Europe, Middle East and Africa region. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will continue to decline.

DCME product revenues decreased 24% year over year and was the result of the expected continuing decline in the size of the overall DCME market as customers migrate from traditional voice networks utilizing DCME products over to those increasingly using IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We still expect our DCME product sales to continue to decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.

Services revenues increased 20% year over year. Our IP services revenues increased to $5.9 million in the first quarter of 2009 from $4.1 million in the first quarter of 2008 due to recognition of revenues from large deals on completed and accepted projects, for professional services and increased support and maintenance from a larger IP customer installation base. This increase in IP services revenue was offset by a decrease in DCME services revenues of $0.6 million, as a result of a reduction from $1.4 million to $0.8 million in the three months ended March 31, 2008 and 2009, respectively. Over time, as with the DCME product revenues, we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks.

Revenue by Geography

The decrease in revenues of $6.9 million resulted from a decrease in sales in the Europe, Middle East and Africa, and the North America regions due to the economic downturn. There was a marginal dollar increase in the Asia Pacific and India region. The Caribbean and Latin America region were responsible for a significant increase due to the expansion of our products into new countries in the region, particularly Brazil. During the three months ended March 31, 2009, revenues were 15% from North America and 85% international as compared to 16% from North America and 84% international during the three months ended March 31, 2008. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Three Months Ended March 31,				Period-to-Period Change
	2009		2008
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Cost of Revenues:
IP Products	$5,434	42%	$8,408	41%	$(2,974)	(35)%
DCME Products	487	41	585	37	(98)	(17)
Services	2,888	43	3,938	71	(1,050)	(27)

Total cost of revenues	$8,809	42%	$12,931	46%	$(4,122)	(32)%

Gross Profit:
IP Products	$7,616	58%	$12,336	59%	(4,720)	(38)%
DCME Products	711	59	991	63	(280)	(28)

Services	3,815	57	1,625	29	2,190	135

Total gross profit	$12,142	58%	$14,952	54%	$(2,810)	(19)%

Cost of Revenues. The decrease in sales of IP and DCME products resulted in a corresponding decrease in cost of revenues. Although overall cost of revenues decreased as a result of the decrease in revenues, we continued to incur the fixed overhead costs during the current quarter. The overall decrease in cost of revenues includes the benefit from a correction of an error of $0.2 million that was discovered in the current period but related to a prior year. We do not believe that correcting the error in Q1 2009 is material to the current quarter or the expected result for the year 2009.

Although services revenues increased 20%, the cost of services revenues decreased 27% compared to the same period in 2008. The decreases were a result of lower salaries and related costs of $0.3 million due to lower headcount from the restructuring activities in the third quarter of 2008, decreased outside professional services of $0.3 million and reduced travel related costs of $0.2 million. The cost of services revenues will vary from period to period depending on the timing of projects being implemented, which may not be in the same period in which the corresponding revenue is recognized. We expect cost of service revenues to slightly increase as services revenue increases throughout the year.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, increased to 58% from 54% for the three months ended March 31, 2009 and 2008, respectively. This increase is primarily attributable to the higher margins attained in services revenues in the current quarter, which increased from 29% in the three months ending March 31, 2008 to 57% in the three months ending March 31, 2009.

Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins have remained relatively flat quarter over quarter because our hardware costs are a fixed percentage of our customer order amounts, and we anticipate this trend to continue.

The increase in services gross margin in the first quarter of 2009 compared to the same period of 2008 was attributable to higher services revenue as well as the timing of services expenses, which may not be in the same period as when the services revenues are recognized and our reduced cost structure in 2009 over 2008. We expect our services margins to improve during the first half of 2009 over the corresponding periods in 2008 due to our reduced cost structure resulting from our restructuring initiated in the third quarter of 2008.

Operating Expenses (amount in thousands).

	Three Months Ended March 31,				Period-to-Period Change
	2009		2008
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Research and development, net	$5,208	25%	$7,873	28%	$(2,665)	(34)%
Sales and marketing	6,530	31	7,806	28	(1,276)	(16)
General and administrative	2,808	13	2,936	11	(128)	(4)

Total operating expenses	$14,546	69%	$18,615	67%	$(4,069)	(22)%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (OCS). We record grants received from the OCS as a reduction of research and development expenses. Grants received from the OCS were $0.3 million in the three months ended March 31, 2009, and $0.6 million in the three months ended March 31, 2008. The decrease in OCS grant monies is mainly due to decreased spending in research activities and unfavorable foreign exchange movement between the U.S. dollar and the New Israeli Shekel. Of the $2.7 million decrease in research and development expenses, salaries, benefits and related employee costs, outside professional services, and travel contributed to $2.6 million of the decrease in expenses which is due to an approximate 40% headcount reduction from the restructuring that occurred in the third quarter of 2008.

We expect research and development expenses to remain approximately at the current expenditure levels on an absolute basis during the remaining quarters of 2009, and to decrease as a percentage of total revenues as revenues increase throughout the year.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. The $1.3 million decrease in sales and marketing expenses was a result of lower agent commissions of $0.5 million mainly due to lower bookings in Russia, which is a region where outside agents are utilized more often compared to other sales regions. Other decreases in sales and marketing expenses were from $0.3 million of travel, $0.2 million of marketing programs and $0.1 million in outside professional service expenses which was due to the emphasis in decreasing costs company wide due the to the restructuring that occurred the third quarter of 2008.

We expect sales and marketing expenses to increase throughout the year as sales personnel meet their higher annual commission tiers. However, other sales and marketing expenses will be impacted by sales arrangements which may include agent commissions and related expenses that will depend on the individual contract.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. We do not anticipate the expenses from the ongoing SEC investigation in 2009 to the same extent that we experienced in 2008.

We expect expenses and costs associated with our general and administrative functions to remain flat on an absolute basis, and to decrease as a percentage of total revenues as revenues increase throughout the year.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, foreign currency exchange gains (losses) and collection fees offset by interest expense and bank charges. Other income (expense), net, was a net expense of $0.5 million in the three months ended March 31, 2009, as compared with a net other income of $0.6 million in the three months ended March 31, 2008. The decrease was primarily due to an increase in foreign currency exchange losses on certain balance sheet items that are denominated in foreign currency, as well as by a decrease in interest income resulting from lower interest rates, and lower cash and cash equivalents balances due to significant use of cash for normal operating activities.

Provision for income taxes. Income taxes provided a provision of $0.1 million in each of the three months ended March 31, 2009 and 2008, respectively. Our income tax provision in the three months ended March 31, 2009 and 2008 was attributable to our profitable foreign operations.

Net loss. Net loss was $3.0 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively. Although the net loss remained relatively flat, gross profit decreased by $2.8 million compared to the three months ended March 31, 2008, while operating expenses decreased by $4.1 million partly related to restructuring charges.

Liquidity and Capital Resources

At March 31, 2009, we had unrestricted cash, cash equivalents and short-term investments of $35.8 million, a decrease from $38.0 million from December 31, 2008.

We anticipate our cash and related balances to increase in aggregate for the next 12 months as revenues increase and operating expenses decrease moderately from savings due to the restructuring completed in 2008. As a result, we believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months.

Operating Activities

Net cash used in our operating activities was $2.0 million and $2.9 million during the three months ended March 31, 2009 and 2008, respectively.

Net cash used in our operating activities in the three months ended March 31, 2009 was primarily attributable to our net loss of $3.0 million. The amount of cash used related to a decrease in deferred revenues of $4.3 million and decreases in accrued payroll and expenses of $1.3 million, offset by a decreases in inventories of $2.4 million, accounts receivable of $3.4 million, prepaid expenses and other current assets of $1.3 million and related party, net, by $2.4 million. Further, we incurred non-cash costs of $0.7 million for depreciation and $1.2 million of stock-based compensation. Our working capital decreased to $45.5 million as of March 31, 2009, from $47.1 million as of December 31, 2008.

Net cash used in our operating activities in the three months ended March 31, 2008 was primarily attributable to our net loss of $3.1 million. During the quarter we did not sell any accounts receivable, which increased by $5.0 million. We also had an increase in inventories of $0.5 million and decreases in accounts payable and deferred revenues in the aggregate amount of $2.6 million. The amount of cash used was offset by a decrease in prepaid expenses and other current assets, and increases in accrued expenses and in the net amount due to related parties in the aggregate amount of $6.2 million. The net cash used in our operating activities all related to sales growth and expanded operations. In addition, we incurred $0.9 million and $1.1 million of depreciation and stock-based compensation expenses, respectively, which are non-cash expenses. Our working capital decreased to $59.5 million as of March 31, 2008, from $60.7 million as of December 31, 2007.

Investing Activities

Net cash used in our investing activities was $12.6 million during the three months ended March 31, 2009. Net cash provided by our investing activities was $0.5 million during the three months ended March 31, 2008.

Investing activities in the three months ended March 31, 2009 consisted primarily of net purchases of short-term investments of $12.2 million as well as purchases of property and equipment of $0.4 million.

Investing activities in the three months ended March 31, 2008 consisted primarily of net proceeds received from the sales of short-term investments of $0.9 million offset by purchases of property and equipment of $0.5 million.

Financing Activities

Net cash provided by our financing activities was $32,000 for the three months ended March 31, 2009. Net cash used in our financing activities was $0.5 million during the three months ended March 31, 2008.

Net cash provided by our financing activities in the three months ended March 31, 2009 was comprised of proceeds received from the exercise of stock options in the amount of $32,000.

Net cash used in our financing activities in the three months ended March 31, 2008 was due to repayments of a loan in the amount of $0.9 million off set by proceeds received from the exercise of stock options in the amount of $0.4 million.

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The majority of our revenues, costs of sales and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel and Brazilian Real would have fluctuated by 10%, in the three months ended March 31, 2009, our operating expenses would have increased or decreased by up to $0.5 million.

We are also impacted by assets or liabilities that are denominated in a currency other than a subsidiary’s functional currency. Our intercompany short-term loan with our Brazilian subsidiary is denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. The impact of a change in the foreign exchange rate between the U.S. dollar and the Brazilian Real during the three months ended March 31, 2009 resulted in the increase in the amounts payable in Brazilian Real from December 31, 2008, therefore a loss of $66,000 at March 31, 2009 is recorded in other expenses. We also had foreign currency risk related to cash, and accounts receivable that are denominated in local currency for subsidiaries with U.S. dollar functional currencies. At March 31, 2009, we had in cash and accounts receivable amounts in Russian Rubles, Euros, Indian Rupees and New Israeli Shekel. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded in other income (expense) a net amount of $(0.6) million.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments totaling $36.4 million at March 31, 2009. These amounts were invested primarily in money market funds and treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not been in compliance with SEC reporting requirements and may continue to face compliance issues with such regulatory bodies. If we are unable to remain in compliance with SEC reporting requirements our business will be harmed.

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

If we continue fail to comply with the listing requirements of NASDAQ, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. Our stock has traded below $1.00 per share over the last six months. The NASDAQ listing standards provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Although the NASDAQ has temporarily suspended the bid price rules until July 20, 2009, our stock may continue to trade below $1.00 per share following the suspension. Announcements by us of potential or pending NASDAQ delisting actions could further depress our stock price and market value and our stock price will need to trade above $1.00 on a sustained basis to remain listed. If our stock price trades below $1.00 for a sustained period, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. If we fail to comply with the listing standards, our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing off the NASDAQ could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

Although we undertook a restructuring initiative in 2008 to streamline our operations and to reduce our overall cash burn rate, we have not had sustained profits and our losses could continue.

In the three months ended March 31, 2009 and the year ended December 31, 2008, we used $2.0 million and $15.8 million, respectively to fund our operating activities and we have never generated sufficient cash to fund our operations. During the third quarter of 2008 we commenced a significant restructuring initiative involving the elimination of approximately 160 positions through layoffs from all departments throughout our organization, but primarily in the research and development and services organizations, and in our India operations. The objective of the restructuring is to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key products may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

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

We are exposed to the risks associated with the volatility of the U.S. and global economies. In October 2008, the global financial markets experienced significant losses due to the failure of many financial institutions. The governments of the United States and several foreign countries instituted bailout plans to assist many financial institutions through the economic crisis. This crisis results in decreased visibility regarding whether or when there will be sustained growth periods for sales of our products and uncertainty regarding the amount of sales, since our customers may rely on lending arrangements and/or have limited resources to finance capital technology expenditures. In addition, it is expected that this crisis and economic uncertainty will result in decreased consumer spending, which will likely reduce the need for our products from customers. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition, and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower-than-anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, or pricing pressure as a result of the slowdown.

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

We cannot make assurances of the rate or extent to which the telecommunications equipment industry will grow, if at all. Demand for our solutions and our IP products in particular will depend on the magnitude and timing of capital spending by service providers as they extend and migrate their networks. Furthermore, industry growth rates may not be as forecast, resulting in spending on product development well ahead of market requirements. The telecommunications equipment industry from time to time has experienced, and appears to be currently experiencing, a downturn. In response to the current downturn, service providers have slowed their capital expenditures, and may also cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies, which could have a negative impact on our business. A continued downturn in the telecommunications industry may cause our operating results to fluctuate from period to period, which also may increase the volatility of the price of our common stock and harm our business.

Our success depends in large part on continued migration to an IP network architecture for interactive communications. If the migration to IP networks does not occur or if it occurs more slowly than we expect, our operating results would be harmed.

Our IP products are used by service providers to deliver premium interactive communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture, which depends on a number of factors outside of our control. For example, existing networks include switches and other equipment that may have remaining useful lives of twenty or more years, and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products such as ours that are designed to migrate interactive communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million and for the year ended December 31, 2008, we recorded net losses of approximately $21.0 million. For the quarter ended March 31, 2009, we recorded a loss of $3.0 million. As of December 31, 2007 and 2008, our accumulated deficit was $56.2 million and $77.2 million, respectively. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth, or profitability.

Competition in the market for our products, and especially our IP products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent, Ericsson LM Telephone Co., and Nokia-Siemens Networks, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., and Sonus Networks, Inc While some of the established competitors are exiting the market, we are seeing increasingly intense competition from Huawei, who leverages its broad product portfolio and significant financial resources to compete with us for our switching business.

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

At the time we entered into our agreements with ECI, ECI was our affiliate. Additionally, the agreements were negotiated in the overall context of the 2002 acquisition of certain assets and businesses from ECI. As a result, the terms of our agreements with ECI may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. Conflicts of interest may arise between ECI and us with respect to any number of matters, including indemnification obligations we have to each other, labor, tax, employee benefit, and other matters arising from the 2002 share acquisition transaction, intellectual property matters and overlapping business opportunities. ECI may make strategic choices that are not in the best interest of the company or its stockholders. For example, other than restrictions with respect to ECI’s exploitation of DCME products, nothing prohibits ECI from competing with us in other matters or offering VoIP products which compete with ours. We may not be able to resolve any potential conflicts that may arise between ECI and us, and even if we are able to do so, the resolution may be less favorable than if we were dealing with an unaffiliated third party.

ECI also owns the technology underlying our DCME product lines. Pursuant to the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, we have secured the right to act as exclusive worldwide distributor of ECI’s DCME line of products. Under the DCME Agreement, ECI provides certain supply, service, and warranty obligations, and manufactures or subcontracts the manufacture of all DCME equipment sold by us. The DCME Agreement may only be terminated by ECI in the event we project DCME revenues of less than $1 million in a calendar year, we breach a material provision of the DCME Agreement and fail to cure such breach within 30 days, or we become insolvent. Upon the occurrence of one of these events and the election by ECI to terminate the DCME Agreement, ECI would be under no obligation to continue to contract with us. If the value of the shares held by ECI declines, either by disposition of the shares or a decline in our stock price, ECI may be less likely to enter into agreements with us on reasonable terms or at all. Accordingly, in the event of the occurrence of one of these termination events, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms. We do not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable us to obtain DCME or similar products in the event that ECI ceases to provide us with DCME products. Should ECI become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, we will need to take remedial measures to manufacture DCME or similar products, which could be expensive. If such efforts fail, our business would be materially harmed. In the event of the occurrence of one of these termination events, including but not limited to our failure to cure any notice of default, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms.

Due to conflicting objectives and disagreements concerning interpretation of contracts and business obligations, our relationship with ECI has, from time to time, become discordant. We are in the process of terminating our partnership relationship with ECI in the territory comprising the former Soviet Union, or FSU and believe that we will be able to structure an appropriate transition with ECI in the FSU. If, however, we are not able to do so or are not able to grow and develop our own sales and support organization in the FSU, we may lose customers or fail to finalize sales to new customers and our results of operations may suffer. In addition, we believe that we will successfully resolve with ECI our other outstanding commercial disputes relating to the DCME Agreement. Should we be unsuccessful in that effort, our sales of DCME products could cease, as previously described.

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

ECI owns approximately 26% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. Because of the nature of our business relationship with ECI and the size and nature of ECI’s ownership position in us, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company. In 2007, ECI was acquired by affiliates of the Swarth Group and certain other funds that have appointed Ashmore Investment Management Limited as their investment manager which maintains dispositive and/or voting power. In addition, ECI is no longer traded on NASDAQ. As a result of the change in ownership, the investment objectives of ECI may have changed as compared to the investment objectives when ECI was a publicly-traded company. The possible change in investment objectives may affect whether, or for how long, ECI will continue to hold our shares and any sales may be difficult and may depress the price of our stock.

Our revenue and operating results may be adversely impacted if sales of our IP products and other products are unstable, if revenue from our DCME products continues to fluctuate and if the mix between new sales and expansion sales changes substantially.

Our DCME products incorporate mature technologies that we expect to be in lower demand by our customers in the future. While we are actively pursuing new customers for our DCME products and seeking to increase sales of our additional product offerings to these customers, including our IP products, we believe that there are fewer opportunities for new DCME sales, and we expect DCME sales to continue to decrease over the foreseeable future. If the decrease in DCME revenues occurs more rapidly than we anticipate and/or the sales of our other products, including our IP products, do not make up for the decline in revenues, our business and results of operations will be harmed. Additionally, we believe that the mix between new IP product sales and expansion sales in any given quarter may fluctuate and our gross margins could be adversely impacted. Further, if our expected DCME sales decrease below $1 million in a year ECI may terminate the DCME Agreement.

The largest customers in the telecommunications industry have substantial negotiating leverage, which may require that we agree to terms and conditions that are less advantageous to us than the terms and conditions of our existing customer relationships, or risk limiting our ability to sell our products to these large service providers, thereby harming our operating results.

Large telecommunications service providers have substantial purchasing power and leverage negotiating contractual terms and conditions relating to their purchase of our products from them. As we seek to sell more products to these large telecommunications providers, we may be required to agree to less favorable terms and conditions in order to complete such sales, which may result in lower margins, affect the timing of the recognition of the revenue derived from these sales, and the amount of deferred revenues, each of which may have an adverse effect on our business and financial condition.

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

To date, we have sold our IP products to approximately 116 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions, and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

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

A significant portion of our operating expenses are fixed in the short term. If revenues for a particular quarter are below expectations, we may not be able to reduce operating expenses proportionally for that quarter. Therefore, any such revenue shortfall would likely have a direct negative effect on our operating results for that quarter. For these and other reasons, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

We believe it likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors, which may adversely affect our stock price. A decline in the market price of our common stock could cause our stockholders to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, such a decline in our stock price may cause stockholders to initiate securities class action lawsuits. Whether or not meritorious, litigation brought against us could result in substantial costs and diversion of time and attention of our management. Our insurance to cover claims of this sort, if brought, may not be adequate.

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

Our products are sophisticated and are designed to be deployed in large and complex networks. Because of the nature of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers have only recently begun to commercially deploy our products or deploy our products in larger configurations and they may discover errors or defects in the software or hardware, the products may not operate as expected, or our products may not be able to function in the larger configurations required by certain customers. If we are unable to correct errors or other performance problems that may be identified after full deployment of our products, we could experience:

•	cancellation of orders or other losses of or delays in revenues;

•	loss of customers and market share;

•	harm to our reputation;

•	a failure to attract new customers or achieve market acceptance for our products;

•	increased service, support, and warranty costs and a diversion of development resources;

•	increased insurance costs and losses to our business and service provider customers; and

•	costly and time-consuming legal actions by our customers.

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

Our products, particularly IP switching products, have lengthy sales cycles, which typically extend from three to 12 months and may take up to two years. A customer’s decision to purchase our products often involves a significant commitment of the customer’s resources and a product evaluation and qualification process that can vary significantly in length. The length of our sales cycles also varies depending on the type of customer to which we are selling, the product being sold and the type of network in which our product will be utilized. We may incur substantial sales and marketing expenses and expend significant management effort during this time, regardless of whether we make a sale.

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

In particular, we historically utilized ECI as an agent for selling our IP and DCME products in Russia and an affiliate of ECI provided services for us in Russia. During the three months ended March 31, 2009, and fiscal years ended December 31, 2008, 2007, and 2006, $1.3 million, $13.2 million, $23.9 million and $28.7 million, respectively, of our revenues were derived from sales in Russia, which required, in some cases, payment of an agent fee to ECI or an affiliate of ECI. We are in the process of restructuring our relationship with ECI in Russia. We are unsure whether we will successfully restructure our relationship with ECI. Our failure to appropriately restructure our relationship or our failure to grow our business without ECI’s assistance in Russia will have an adverse effect on our sales and revenue in Russia and other former Soviet Union countries.

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

For the three months ended March 31, 2009, and fiscal years ended December 31, 2008, 2007, and 2006 revenues from outside North America were approximately $17.8 million, $77.6 million, $93.1 million, and $81.8 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Douglas Sabella, our president and chief executive officer, is critical to the overall management of our company as well as to the development of our culture and our strategic direction. In order to be successful, we must also hire, retain and motivate key employees, including those in managerial, technical, marketing, and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the telecommunications and networking industries are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and significant operations are located.

The loss of services of any of our executives, one or more other members of our executive management or sales team or other key employees, none of whom are bound by employment agreements for any specific term, could seriously harm our business.

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

We do not have long-term supply contracts with these contract manufacturers and they are not required to manufacture products for any specified period at any specified price. We do not have internal manufacturing capabilities to meet our customers’ demands and cannot assure you that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis if it is needed. An inability to manufacture our products at a cost comparable to our historical costs could impact our gross margins or force us to raise prices, affecting customer relationships and our competitive position.

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

If we are not able to obtain necessary licenses of third party technology at acceptable prices, or at all, our products could become obsolete.

We have incorporated third-party licensed technology into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third party licenses may not be available or continue to be available to us on commercially reasonable terms or at all. The inability to maintain or re-license any third party licenses required in our current products, or to obtain any new third-party licenses to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.

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

Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services. We expect to further integrate our IP Products with such partner products and services in the future. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected, if we do not effectively integrate and support products supplied by these strategic partners, or if these strategic partners fail to be able to support products, we may have difficulty with the deployment of our solutions, which may result in:

•	a loss of or delay in recognizing revenues;

•	increased service, support, and warranty costs and a diversion of development resources; and

•	network performance penalties.

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

We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitiveless advantage. Our patent applications may not issue as patents at all or they may not issue as patents in a form that will be advantageous to us. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products. Although we have taken steps to protect our intellectual property and proprietary technology, there is no assurance that third parties will not be able to invalidate or design around our patents. Furthermore, although we have entered into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements.

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

Possible third party claims of infringement of proprietary rights against us could have a material adverse effect on our business, results of operation or financial condition.

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

Any lawsuits regarding intellectual property rights, regardless of their success, would be time consuming, expensive to resolve and would divert our management’s time and attention.

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

Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life and make us responsible for disposing or recycling products in an environmentally safe manner. Additionally, certain states and countries may pass regulations requiring our products to meet certain requirements to use environmentally friendly components, such as the European Union Directive 2002/96/EC Waste Electrical and Electronic Equipment, or WEEE, to mandate funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe and similar rules and regulations in other countries. China is in the final approval stage of compliance programs which will harmonize with the European Union WEEE and Recycling of Hazardous Substances directives. In the future, Japan and other countries are expected to adopt environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which would have a material adverse affect on our results of operations.

We have invested substantially in our enhanced access switching solution and we may be unable to achieve and maintain substantial sales.

We have spent considerable effort and time developing our Class 5 solution, and have had limited sales of this product line to date. Although we have scaled back our development efforts with respect to new features and functionalities for our Class 5 solution, we continue to spend effort and time on our solution. We anticipate sales of our access solution as part of our operational plan, but we may not achieve the success rate we currently anticipate or we may not achieve any success at all. The market for our access solution is new and it is unclear whether there will be broad adoption of this solution by our existing and future potential customers. If the market for our Class 5 products does not develop or if we are unable to further develop the required features, we may need to reduce or cancel our development efforts.

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

For example, we recognize our product software license revenue in accordance with AICPA Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions, and related interpretations. The AICPA or other accounting standards setters may continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards, including SOP 97-2 and SOP 98-9, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the past we have had to defer recognition for license fees, and may have to do so again in the future. Such deferral may be as a result of several factors, including whether a transaction involves:

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

Many of our 151 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

The grants we have received from the Israeli government for certain research and development expenditures restrict our ability to manufacture products and transfer technologies outside of Israel, and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received together with interest and penalties.

Our research and development efforts have been financed, in part, through grants that we have received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade, and Labor, or the OCS. Therefore, we must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984 and related regulations, or the Research Law.

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

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Veraz Networks, Inc.

Date: May 15, 2009	By:	/s/ Albert J. Wood
	Name:	Albert J. Wood
	Title:	Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002