Form 10-Q
period 2009-06-30
Veraz Networks, Inc.
filed 2009-08-14
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2009, 43,450,385 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

VERAZ NETWORKS, INC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,762	$35,388
Restricted cash	606	604
Short-term investments	16,156	2,650
Accounts receivable, net	30,491	31,666
Inventories	9,816	12,284
Prepaid expenses	2,134	2,097
Deferred tax assets	912	945
Other current assets	3,069	3,674
Due from related parties	722	912

Total current assets	83,668	90,220
Property and equipment, net	3,976	4,635
Other assets	975	345

Total assets	$88,619	$95,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,024	$5,671
Accrued expenses	11,809	13,204
Income tax payable	942	354
Deferred revenue	16,438	17,177
Due to related parties	2,827	6,670

Total current liabilities	39,040	43,076

Stockholders’ equity:
Common stock	43	43
Additional paid-in capital	131,272	129,035
Deferred stock-based compensation	—	(32)
Accumulated other comprehensive income	1,387	268
Accumulated deficit	(83,123)	(77,190)

Total stockholders’ equity	49,579	52,124

Total liabilities and stockholders’ equity	$88,619	$95,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
IP Products	$9,955	$9,696	$23,005	$30,440
DCME Products	710	1,239	1,908	2,815
Services	6,155	5,332	12,858	10,895

Total revenues	16,820	16,267	37,771	44,150

Cost of Revenues:
IP Products	4,517	4,775	9,951	13,183
DCME Products	245	495	732	1,080
Services	2,961	3,896	5,849	7,834

Total cost of revenues	7,723	9,166	16,532	22,097

Gross profit	9,097	7,101	21,239	22,053

Operating Expenses:
Research and development, net	4,343	7,262	9,551	15,135
Sales and marketing	5,637	6,993	12,167	14,799
General and administrative	2,967	5,690	5,775	8,626

Total operating expenses	12,947	19,945	27,493	38,560

Loss from operations	(3,850)	(12,844)	(6,254)	(16,507)
Other income, net	682	651	148	1,287

Loss before income taxes	(3,168)	(12,193)	(6,106)	(15,220)
Income taxes benefit	(243)	(601)	(173)	(534)

Net loss	$(2,925)	$(11,592)	$(5,933)	$(14,686)

Net loss per share — basic and diluted	$(0.07)	$(0.28)	$(0.14)	$(0.35)

Weighted average shares outstanding used in computing net loss per share — basic and diluted	43,390	41,998	43,278	41,696

Related Party Transactions

The Unaudited Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
IP Products, related party sales	$—	$5	$40	$59
Cost of Revenues:
IP Products, costs arising from related party purchases	—	—	—	184
DCME Products, costs arising from related party purchases	222	447	658	982
Services, costs arising from related party purchases	—	45	22	90
Operating Expenses:
Research and development	36	339	89	723
Sales and marketing	105	758	699	1,555
General and administrative	78	88	132	132

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,933)	$(14,686)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,387	1,749
Stock-based compensation	2,204	2,303
Loss on disposal of assets	—	37
Provision for doubtful accounts	115	759
Amortization of debt issuance cost	—	129
Deferred income taxes	(575)	(739)
Non-cash restructuring charges	(39)	—
Functional currency exchange (gains) losses	(358)	—
Net changes in operating assets and liabilities:
Accounts receivable	2,688	2,645
Inventories	2,733	(2,992)
Prepaid expenses and other current assets	705	998
Due from related parties	190	(206)
Accounts payable	1,145	(2,741)
Accrued expenses	(1,535)	(4,745)
Income tax payable	566	(102)
Deferred revenue	(1,200)	1,010
Due to related parties	(3,843)	(915)

Net cash used in operating activities	(1,750)	(17,496)

Cash flows from investing activities:
Restricted cash	(2)	(8)
Maturities and sales of short-term investments	5,436	5,001
Purchases of short-term investments	(18,939)	(5,981)
Purchases of property and equipment	(609)	(1,007)
Other assets	(22)	4

Net cash used in investing activities	(14,136)	(1,991)

Cash flows from financing activities:
Proceeds from the exercise of stock options	65	515
Repayment of loan	—	(1,779)

Net cash provided by (used in) financing activities	65	(1,264)

Effect of exchange rate changes	195	(115)

Net decrease in cash and cash equivalents	(15,626)	(20,866)
Cash and cash equivalents at beginning of period	35,388	52,232

Cash and cash equivalents at end of period	$19,762	$31,366

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – THE COMPANY

Veraz Networks, Inc., or the Company, was incorporated under the laws of the State of Delaware on October 18, 2001. The Company is a provider of voice infrastructure solutions to established and emerging wireline and wireless service providers. Service providers use the Company’s products to transport, convert and manage voice traffic over both legacy Time-Division Multiplexing, or TDM and Internet Protocol, or IP, networks, while enabling voice over IP, or VoIP, and other multimedia services. The Company’s ControlSwitch softswitch solution and I-Gate 4000 family of media gateway products, enable service providers to deploy IP networks and efficiently migrate from their legacy circuit-switched networks to IP networks.

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.

The Company has evaluated subsequent events, as defined by Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165, through the date that the financial statements were issued on August 14, 2009 and determined that no subsequent events have occurred which would require disclosure or adjustment to the condensed consolidated financial statements.

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

Declining business and consumer confidence have resulted in an economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse affect on the Company due to its dependence on capital budgets and confidence of the customers and some of the customers are dependant on obtaining credit to finance purchases of the products. The revenues are likely to decline in such circumstances. Factors such as business investment, the volatility and strength of the capital markets all affect the business and economic environment and, ultimately, the amount and profitability of the business. In an economic slowdown characterized by lower corporate earnings, lower business investment, fewer options to obtain credit, the demand for the Company’s products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on the business, results of operations and financial condition.

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

Pursuant to a master manufacturing and master agreement with ECI Telecom, a related party, the Company derives a portion of its revenues from sales of its line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment, or DCME, products (4% and 5% of revenues during the three and six months ended June 30, 2009, respectively and 8% and 6% of revenues during the three and six months ended June 30, 2008, respectively) and related services (5% and 4% of revenues during the three and six months ended June 30, 2009, respectively, and 6% of revenues each during the three and six months ended June 30, 2008, respectively).

The Company receives certain of its components from other sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer, supplier or ECI Telecom to fulfill supply requirements of the Company could materially impact the Company’s future operating results.

The substantial majority of the manufacturing of the Company’s hardware products occurs in Israel. In addition, a significant portion of the Company’s operations is located in Israel, which includes the Company’s entire media gateway research and development team. The continued threat of terrorist activity or other acts of war or hostility against Israel have created uncertainty throughout the Middle East. To the extent this results in a disruption of the Company’s operations or delays of its manufacturing capabilities or shipments of its products, then the Company’s business, operating results and financial condition could be adversely affected.

One customer, Belgacom International Carrier Services, contributed to 11% of the Company’s revenues in the three months ended June 30, 2009. Two customers, Belgacom International Carrier Services and Sky2net Limited, together contributed 14% and 10% of the Company’s revenues in the three months ended June 30, 2008. No customer contributed to 10% of the Company’s revenues in the six months ended June 30, 2009 or 2008. No customer accounted for 10% or more of the Company’s accounts receivable as of June 30, 2009 or December 31, 2008. To date, the Company has not experienced any material credit issues with Belgacom International Carrier Services or Sky2net Limited.

(c) Revenue Recognition

DCME product revenues consist of revenues from the sale of the DCME hardware products. IP product revenues consists of revenues from the sale of the I-Gate 4000 family of media gateway hardware products, the ControlSwitch family of softswitch modules, and the Secure Communications Software. Services revenue consists of revenues from separately-priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation training and other professional services.

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

(ii) Delivery has occurred

Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, initial VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer on the initial VOIP solution arrangement. Historically, the Company has successfully implemented all subsequent sales of VOIP solutions. Accordingly, as of the beginning of January 2009, revenue recognition on subsequent sales of VOIP solutions after the initial arrangement have been accepted from the customer, typically occurs at the point of shipment when title and risk of loss have passed to the customer since the additional equipment is merely an expansion of the customer’s already existing working network. The revenue impact related to subsequent sales of VOIP solutions on the financial statements for the three and six months ended June 30, 2009 were zero and $0.2 million, respectively.

Revenue from sales of standalone services, including training courses, is recognized when the services are completed.

(iii) The fee is fixed or determinable

The Company does not offer a right of return to its customers. Arrangement fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance, if required. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees are considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized equal to the cumulative amount due and payable after allocating a portion of the cumulative amount due and payable to any undelivered elements (generally PCS) based on vendor specific objective evidence, or VSOE, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. The Company defers the cost of inventory when products have been shipped, but have not yet been installed or accepted, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which IP revenue recognition is limited to amounts due and payable, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the six months ended June 30, 2009 and 2008. Shipping and handling costs are included in cost of revenues.

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

(e) Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS, as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for each of the three months ended June 30, 2009 and 2008 amounted to $0.3 million. Royalty expenses relating to OCS grants included in cost of IP product revenues for the six months ended June 30, 2009 and 2008 amounted to $0.7 and $0.8 million, respectively. As of June 30, 2009 and December 31, 2008, the royalty payable amounted to $0.9 million and $1.2 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $15.4 million as of June 30, 2009.

(f) Comprehensive Loss

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, or SFAS 130, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purposes financial statements.

The components of comprehensive loss for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(2,925)	$(11,592)	$(5,933)	$(14,686)
Foreign currency translation adjustments	952	(76)	1,118	(115)

Total Comprehensive loss	$(1,973)	$(11,668)	$(4,815)	$(14,801)

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

(h) Foreign Currency Translation

For foreign subsidiaries using the U.S. dollar as their functional currency, transactions and monetary balances denominated in non-dollar currencies are remeasured into dollars using current exchange rates. Transaction gains or losses are recorded in other income (expense), net. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effect of these translation adjustments are reported as a separate component of stockholders’ equity (See Comprehensive Loss note 3(f) above).

(i) Foreign Currency Forward Contracts

The Company enters into forward foreign exchange contracts in which the counterparty is generally a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on certain expenses denominated in New Israeli Shekels. Although the Company believes that these contracts are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, as amended. Any derivative that is either not designated as a hedge, or is so designated but is ineffective per SFAS 133, is recorded at fair value and changes in fair value are recognized in other income (expense), as they are incurred. As of June 30, 2009, the Company had $5.9 million in outstanding forward contracts for the purchase of new Israeli shekels. The outstanding forward contracts generally have maturities of approximately one to six months from the date into which they were entered and are entered into at or near the end of the quarter. Currently, the outstanding contracts expire at various dates between July 2009 and December 2009. During the three and six months ended June 30, 2009, the benefit of the forward contracts recorded in other income, net was a total of $0.1 million. During the three and six months ended June 30, 2008, the Company did not purchase any forward contracts.

(j) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations, or SFAS 141(R). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company has adopted SFAS 141(R) accounting treatment for business combinations on a prospective basis for new acquisitions beginning in the first quarter of fiscal year 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 beginning in the first quarter of 2009 and it requires enhanced disclosures, without a change to existing standards relative to measurement and recognition. The Company’s adoption of SFAS 161 did not have any effect on its earnings or financial position.

FASB Staff Position, or FSP, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or FSP FAS 157-4. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company’s adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial condition or operating results.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires interim disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. As of June 30, 2009, the unrealized losses were zero. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of the statements did not have an impact on the Company’s financial condition or operating results.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company’s adoption of FSP FAS 107-1 and APB 28-1did not have a material impact on the Company’s financial condition or operating results.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events, or FAS 165. The statement incorporates accounting and disclosure requirements related to subsequent events into the U.S. generally accepted accounting principles, making management responsible for subsequent-events accounting and disclosure. The statement is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have any material impact on its financial condition or operating results for the quarter ended June 30, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or FAS 162 for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification brings together in one place all authoritative GAAP previously in levels A through D of the GAAP hierarchy that has been issued by a standard setter, for example, FASB Statements, FASB Interpretations, EITF Abstracts, FASB Staff Positions, and AICPA Accounting and Auditing Guides. The Company does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

NOTE 4 – FINANCIAL INSTRUMENTS

Assets are measured and recorded at fair value on a recurring basis for cash, cash equivalents, and short-term available-for-sale securities, excluding accrued interest components, were presented on the Company’s consolidated condensed balance sheets as of June 30, 2009 and December 31, 2008. A summary of cash, cash equivalents, and short-term available-for-sale securities as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

Security Description	Percentage of holdings	Amortized Cost	Unrealized Gains (Losses)	Fair Market Value
June 30, 2009
Cash and Cash equivalents:
Money market funds	54%	$3,584	$—	$3,584
U.S. Treasury bills	46%	3,074	—	3,074

Total cash and cash equivalents	100%	$6,658	$—	$6,658

Short-term investments:
U.S. Treasury bills	100%	$16,149	$7	$16,156

Total short-term investments	100%	$16,149	$7	$16,156

December 31, 2008
Cash and Cash equivalents:
Money market funds	92%	$20,918	$—	$20,918
U.S. Treasury bills	8%	1,700	—	1,700

Total cash and cash equivalents	100%	$22,618	$—	$22,618

Short-term investments:
U.S. Treasury bills	100%	$2,650	$—	$2,650

Total short-term investments	100%	$2,650	$—	$2,650

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are included as a separate component of stockholders’ equity. Contractual maturities of available-for-sale securities at June 30, 2009 are due within 12 months.

In accordance with FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the gross unrealized losses and fair value for those investments that were in an unrealized loss position that have been in a continuous loss position as of June 30, 2009 was immaterial and at December 31, 2008 was zero.

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in accumulated other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were immaterial for all periods presented.

Fair Value Measurements of Financial Instruments

The Company’s investment portfolio manager utilizes a third party pricing services, Interactive Data Corporation, to determine the fair value of the Company’s securities subject to SFAS 157. The Company measures its fixed income available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 and level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of June 30, 2009 (in thousands):

		Fair Value at Reporting Date Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Fixed income available-for-sale securities	$19,230	$—	$19,230	$—
Money market funds	3,584	3,584	—	—

	$22,814	$3,584	$19,230	$—

NOTE 5 – RELATED PARTY TRANSACTIONS

ECI Telecom:

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at June 30, 2009 ECI Telecom held approximately 26% of the Company’s outstanding common stock.

The Company is the exclusive worldwide distributor of a line of voice compression telecommunications products, or DCME, for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement (DCME Agreement), which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2009. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent. As result of the DCME agreement with ECI Telecom, the Company does not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable the Company to obtain DCME or similar products in the event that ECI Telecom ceases to provide DCME products to the Company. Should ECI Telecom become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, the Company will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, the Company’s business would be materially harmed.

The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The percentage of revenue that the Company pays has remained unchanged during the six months ended June 30, 2009 and year ended 2008. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Teleocm has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the condensed consolidated statements of operations.

The Company has historically also contracted with ECI Telecom for the use of certain of its European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses and other general administrative expenses. The Company records revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product revenues, in the condensed consolidated statements of operations, depending on the nature of the products sold. The Company also reimburses these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company has also historically contracted with ECI Telecom and certain of its European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative, in the condensed consolidated statements of operations.

The Company had appointed ECI Telecom as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensated ECI Telecom for agent services in Russia by paying a commission based on sales. Further, the Company had appointed ECI 2005, an affiliate of ECI Telecom, as a partner to provide services directly to customers in Russia. Effective as of April 30, 2009, ECI Telecom and the Company mutually agreed to terminate the appointment of ECI Telecom as a selling agent and the appointment of ECI 2005 as partner to provide services. Following termination of the appointment of ECI Telecom as selling agent, the Company is still obligated to pay ECI Telecom agent fees related to certain specified accounts for any sales completed by October 31, 2009. The Company’s Russian customers purchased installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needed assistance in providing installation, training and maintenance services to its customers in Russia, these services were available from the Company. The Company also reimbursed ECI 2005 for the costs associated with the services activity. In November 2007, the Company entered into a sublease agreement with ECI 2005 for office space located in Moscow. The sublease term was for an eleven month period, and the monthly rent was equal to approximately $15,000. The sublease was extended and finally termed as of March 31, 2009. ECI 2005 rent was included in services and cost of revenues in the condensed consolidated statements of operations for the three and six months ended June 30, 2009.

In January 2008, the Company entered into a sublease agreement with ECI Telecom that commenced on May 1, 2008 for office space of 5,950 square feet in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth annual anniversary of the commencement date and the 12th anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000. For the three and six months ended June 30, 2009, ECI Telecom rent is included in general and administrative expense in the condensed consolidated statements of operations. Additionally, the Company entered into a consulting agreement with ECI Telecom for ECI personnel to provide certain logistical support services at the Florida facility but has terminated that agreement effective as of June 30, 2009.

Effective June 30, 2009, the Company and ECI Telecom entered into a Settlement Agreement and General Release (Settlement Agreement) relating to a variety of outstanding commercial issues between the parties. The Settlement Agreement effected a mutual release of both the outstanding commercial issues that gave rise to the notice of default and certain other claims as of the date of the Settlement Agreement. ECI Telecom had previously provided the Company with a purported notice of default under the DCME Agreement as ECI Telecom believed that the Company was past due on payments, and owed additional royalties on sales of DCME related products among other items and these matters were resolved pursuant to the Settlement Agreement. The Settlement Agreement did not materially impact the Company’s financial statements.

Persistent Systems Pvt Ltd:

On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd., or Persistent. Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. In 2008, as part of the restructuring activity, the Company cancelled most of the contracted services with Persistent, but has retained some services for a limited transition period. During the three months ended June 30, 2009 and 2008, the Company incurred related party research and development expenses owed to Persistent under the Contractor Agreement of $9,000 and $0.3 million, respectively. During the six months ended June 30, 2009 and 2008, the Company incurred related party research and development expenses owed to Persistent under the Contractor Agreement of $43,000 and $0.7 million, respectively. As of June 30, 2009 and December 31, 2008, the Company had related party payables to Persistent in the amount of approximately $29,000 and $37,000, respectively.

NOTE 6 – INVENTORIES

The following tables provide details of inventories as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Finished products	$2,159	$4,217
Work in process at customers’ locations	4,153	5,060
Raw material and components	3,504	3,007

	$9,816	$12,284

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

NOTE 7 – STOCK-BASED COMPENSATION

The following table summarizes the effects of stock-based compensation resulting from the application of SFAS 123R (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$246	$242	$507	$455
Research and development	360	413	742	758
Sales and marketing	278	335	582	666
General and administrative	168	233	373	424

Total stock-based compensation expense	$1,052	$1,223	$2,204	$2,303

Stock Options:

During the three and six months ended June 30, 2009, the Company granted zero stock options. During the three and six months ended June 30, 2008, the Company granted zero and 120,000 stock options, respectively.

During each of the three months ended June 30, 2009 and 2008, the compensation expense on stock options, including deferred stock-based compensation, amounted to $0.4 million. During the six months ended June 30, 2009 and 2008, the compensation expense on stock options, including deferred stock-based compensation, amounted to $0.8 million and $0.9 million, respectively.

Restricted Stock Awards:

During the three months ended June 30, 2009 and 2008, the Company granted 8,175 and 10,000 restricted stock units, or RSUs, respectively. For the three months ended June 30, 2009 and 2008, the weighted average grant date fair value per share of RSUs granted was $0.90 and $1.97, respectively. During the six months ended June 30, 2009 and 2008, the Company granted 491,750 and 1,059,105 of RSUs, respectively. For the six months ended June 30, 2009 and 2008, the weighted-average grant date fair value per share of RSUs granted was $0.48 and $4.83, respectively.

During the three months ended June 30, 2009 and 2008, the compensation expense on restricted stock based awards amounted to $0.7 million and $0.8 million, respectively. During the six months ended June 30, 2009 and 2008, the compensation expense on restricted stock based awards amounted to $1.5 million and $1.4 million, respectively.

Restricted stock activity as of June 30, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,616,030	$3.75
Granted	491,750	$0.48
Vested	(502,727)	$4.83
Forfeited or expired	(18,500)	$4.55

Nonvested at June 30, 2009	1,586,553	$2.39

As of June 30, 2009, 1,586,553 million shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $1.3 million.

Most of the RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the expense related to RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

Stock Award Activity:

A summary of the Company’s stock award activity and related information for the six months ended June 30, 2009 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	320,161	6,094,423	$1.54	6.69	$127,358
Authorized	1,285,651
Restricted stock units granted	(491,750)
Restricted stock units cancelled and forfeited	18,500
Options granted	—
Options exercised	—	(87,933)	$0.35
Options cancelled and forfeited	88,229	(88,229)	$1.64

Balance at June 30, 2009	1,220,791	5,918,261	$1.55	6.30	$739,753
Options vested and expected to vest at June 30, 2009		5,858,531	$1.55	6.28	$739,753
Options exercisable at June 30, 2009		4,487,968	$1.33	5.53	$739,753

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

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(2,925)	$(11,592)	$(5,933)	$(14,686)
Denominator:
Basic weighted-average shares:
Weighted-average shares used in computing basic net loss per share	43,390	41,998	43,278	41,696

Basic net loss per common share	$(0.07)	$(0.28)	$(0.14)	$(0.35)

Diluted weighted-average shares:
Weighted-average shares used in computing diluted net loss per share	43,390	41,998	43,278	41,696

Diluted net loss per common share	$(0.07)	$(0.28)	$(0.14)	$(0.35)

Anti-dilutive shares excluded from net loss per share calculation	9,200	3,079	11,604	3,574

NOTE 9 – SEC INVESTIGATION

On April 3, 2008, the Company received a letter from the SEC informing it that the SEC was conducting a confidential inquiry, or SEC Inquiry, and requesting that the Company voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, the Company’s Board of Directors appointed a special committee, or Special Committee, consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. Keker & Van Nest LLP, or Independent Counsel, was retained as independent counsel to conduct an investigation. Keker & Van Nest LLP had not previously represented the Company in any matters. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and, on July 21, 2008, provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation. The Company provided all the requested documents to SEC. As a result of the SEC Inquiry, the Company was not able to file timely its quarterly report on Form 10-Q for the first quarter ended March 31, 2008 and, on May 21, 2008, the Company received a notification letter from NASDAQ stating that its common stock may be subject to delisting in accordance the NASDAQ rules. The Company’s management attended a hearing on July 24, 2008 to request that NASDAQ grant the Company’s request for an extension of time in which to comply with the NASDAQ listing standards. On July 29, 2008, the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 and now believes it is in compliance with all SEC filing requirements. Additionally, on August 6, 2008, the Company received notification from NASDAQ informing the Company that the NASDAQ hearing panel had determined to continue listing the Company’s common stock on the NASDAQ.

During the course of the SEC inquiry, the Company became aware of allegations of misconduct relating to the Company’s business practices in the Asia Pacific region that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act, or FCPA. These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made the Company aware of allegations of possible fraud perpetrated against the Company and violations of the Company’s Code of Conduct and Ethics, or Policy. The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller.

On January 27, 2009, the Company received a subpoena from the SEC requesting documents related to the Company’s business practices in Vietnam. In connection with such investigation, the Company is producing documents and providing testimony relevant to the SEC’s investigation. The level of sales to customers in Vietnam has historically been a minor percentage of the Company’s overall business and represented zero, 1% and 1% of the Company total revenues during the three and six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above.

There were no expenses incurred related to SEC investigation in the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, the Company had incurred SEC investigation expenses of $2.1 million each, respectively. To date, the Company has incurred expenses related to the SEC investigation of approximately $2.5 million.

NOTE 10 – INCOME TAXES

The Company recorded an income taxes benefit of $(0.2) million and $(0.6) million for the three months ended June 30, 2009 and 2008, respectively. The Company recorded income taxes benefit of $(0.2) million and $(0.5) million for the six months ended June 30, 2009 and 2008, respectively. The tax benefit during the three and six months ended June 30, 2009 and 2008 were primarily attributable to the Company’s loss on operations in Israel. The Company has performed an assessment of the realizability of these deferred tax assets and believes it is more likely than not that this operation will generate sufficient future taxable income to support the realization of these deferred tax assets.

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

The American Recovery and Reinvestment Act of 2009, or Recovery Act was signed into law on February 17, 2009, and among other things extended the ability to claim additional first year depreciation, extended the ability to trade bonus and accelerated depreciation for otherwise deferred tax credits, and reduced the limitation on remuneration paid to executives from $1 million to $0.5 million. The change in the law for the amount of remuneration paid to executives will have no impact to our tax expense during 2009 and the refundable credit may provide an immaterial benefit during the year as assets are placed into service.

On February 20, 2009, California also enacted new legislation, which among other things provides for the election of single factor apportionment formula beginning in 2011. This legislation had no impact to the Company during the three months ended June 30, 2009 because of the valuation allowance recorded against our state deferred tax assets.

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

	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Europe, Middle East and Africa	$7,618	$8,287	$16,263	$23,312
North America	2,544	3,412	5,714	7,956
Asia Pacific and India	2,383	1,715	7,931	7,153
Caribbean and Latin America	4,275	2,853	7,863	5,729

	$16,820	$16,267	$37,771	$44,150

Foreign countries which contributed more than 10% of revenues:	Brazil	Russia	Brazil	Russia

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales originating from:
United States	$6,385	$7,527	$14,517	$21,137
Israel	6,161	7,704	14,321	19,550
Other foreign countries	4,274	1,036	8,933	3,463

	$16,820	$16,267	$37,771	$44,150

	June 30, 2009	December 31, 2008
Long-lived assets, net:
United States	$1,186	$1,588
Israel	2,329	2,613
Other foreign countries	461	434

	$3,976	$4,635

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2008, in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, sufficiency of our cash resources, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward- looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Other Matters

On April 3, 2008, we received a letter from the SEC informing us that the SEC was conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent counsel to perform an internal investigation. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and subsequently provided all the requested documents to the SEC. On January 27, 2009, we received a subpoena from the SEC indicating that it had commenced a formal investigation into matters related to our business practices in Vietnam. In connection with such subpoena, we are producing documents and providing testimony relevant to the SEC’s investigation. The level of sales to customers in Vietnam has historically been a minor percentage of the our overall business and represented zero, 1% and 1% of our total revenues during the three and six months ended June 30, 2009 and the fiscal year ended December 31, 2008, respectively.

At the current time, we cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. For more information regarding the SEC matters discussed above, see Note 9 to our condensed consolidated financial statements elsewhere in this Quarterly Report.

We are the exclusive worldwide distributor of a line of voice compression telecommunications products, or DCME, for ECI Telecom under the DCME Agreement, which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by us and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2009. Effective June 30, 2009, the Company and ECI Telecom entered into a Settlement Agreement and General Release (Settlement Agreement) relating to a variety of outstanding commercial issues between the parties. The Settlement Agreement effected a mutual release of both the outstanding commercial issues that gave rise to the notice of default and certain other claims as of the date of the Settlement Agreement. ECI Telecom had previously provided the Company with a purported notice of default under the DCME Agreement as ECI Telecom believed that the Company was past due on payments, and owed additional royalties on sales of DCME related products among other items and these matters were resolved pursuant to the Settlement Agreement. The Settlement Agreement did not materially impact the Company’s financial statements.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2009, as compared to the previous disclosures in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues (amount in thousands).

	Three Months Ended June 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Revenues:
IP Products	$9,955	59%	$9,696	60%	$259	3%
DCME Products	710	4	1,239	7	(529)	(43)
Services	6,155	37	5,332	33	823	15

Total revenues	$16,820	100%	$16,267	100%	$553	3%

Revenue by Geography:
Europe, Middle East and Africa	$7,618	45%	$8,287	51%	$(669)	(8)%
North America	2,544	15	3,412	21	(868)	(25)
Asia Pacific and India	2,383	14	1,715	10	668	39
Caribbean and Latin America	4,275	26	2,853	18	1,422	50

Total revenues	$16,820	100%	$16,267	100%	$553	3%

IP product revenues marginally increased by 3% as compared with the same period of 2008. Our revenues are impacted by the timing and amount of bookings that convert into revenue in a period as well as bookings from prior periods which convert into revenue in the same period. Our bookings are affected by a number of factors, including the slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the North America region and the Europe, Middle East and Africa region, particularly Russia. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will continue to decline.

DCME product revenues decreased 43% in the second quarter of 2009 over the same period last year and was the result of the expected continuing decline in the size of the overall DCME market as customers migrate from traditional voice networks utilizing DCME products over to those using IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We expect our DCME product sales to further decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.

Total services revenues increased 15% in the second quarter of 2009 over the same period last year. Our IP services revenues increased to $5.4 million in the second quarter of 2009 from $4.3 million in the second quarter of 2008 due primarily to increased support and maintenance revenue from a larger IP customer installation base. This increase in IP services revenue was offset by a decrease in DCME services revenues of $0.2 million, from $1.0 million to $0.8 million in the three months ended June 30, 2008 and 2009, respectively. Over time, as with the DCME product revenues, we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to IP networks.

Revenue by Geography

The Caribbean and Latin America region was primarily responsible for the increase in total revenue for the second quarter as we expanded our products into new countries within the region, particularly Brazil which increased total revenues by 175% in the second quarter of 2009 over the same period last year. The Asia Pacific and India region also increased total revenues by $0.7 million as a result of continuing market penetration with new and existing customers. While certain regions experienced a revenue increase, we also experienced a corresponding combined decrease in revenues of $1.5 million in the North America, Europe, Africa and the Middle East regions. The decrease in the Middle East region was primarily due to a decline in revenues from Russia of 75% for the quarter ended June 30, 2009 compared to the same period of 2008. The regional decreases were as a result of the global recession, which hit customer purchasing patterns in the more established regions of our business particularly in the second quarter of 2009 and from increased competition in certain markets, which is Africa and Latin America. During the three months ended June 30, 2009, revenues were 15% from North America and 85% international as compared to 21% from North America and 79% international during the three months ended June 30, 2008. Our geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Three Months Ended June 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Cost of Revenues:
IP Products	$4,517	45%	$4,775	49%	$(258)	(5)%
DCME Products	245	35	495	40	(250)	(51)
Services	2,961	48	3,896	73	(935)	(24)

Total cost of revenues	$7,723	46%	$9,166	56%	$(1,443)	(16)%

Gross Profit:
IP Products	$5,438	55%	$4,921	51%	$517	11%
DCME Products	465	65	744	60	(279)	(38)
Services	3,194	52	1,436	27	1,758	122

Total gross profit	$9,097	54%	$7,101	44%	$1,996	28%

Cost of Revenues. The total cost of revenues decreased by $1.4 million from the combined effect of higher margins for our products and services, as well as, lower allocated overhead costs as a result of our restructuring activities in the third quarter of 2008.

While services revenues increased 15%, the cost of services revenues decreased 24% compared to the same period in 2008. The decrease was a result of lower salaries and related costs of $0.2 million due to lower headcount from the restructuring activities in the third quarter of 2008, decreased outside consulting and professional services of $0.4 million, reduced travel related costs of $0.2 million and a benefit of $0.2 million from lower overhead allocations. The cost of services revenues will vary from period to period depending on the timing of projects being implemented, which may not be in the same period in which the corresponding revenue is recognized.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, increased to 54% from 44% for the three months ended June 30, 2009 and 2008, respectively. This increase is primarily attributable to the higher margins attained in services revenues in the current quarter, which increased from 27% in the three months ended June 30, 2008 to 52% in the three months ended June 30, 2009.

Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins have remained relatively flat in the second quarter of 2009 over the same period last year because our hardware costs are a fixed percentage of our customer order amounts, and we anticipate this trend to continue.

The increase in services gross margin in the second quarter of 2009 compared to the same period of 2008 was attributable to higher service revenue mainly from maintenance support due to our increased customer installation base, our reduced cost structure in 2009 over 2008, and the normal recognition timing differences that occur between services expenses and services revenues.

We expect services expenses to remain fairly constant in the following quarters, with margins continuing to improve as a result of growing services and maintenance revenue throughout the remainder of the year.

Operating Expenses (amount in thousands).

	Three Months Ended June 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Operating Expenses:
Research and development, net	$4,343	26%	$7,262	45%	$(2,919)	(40)%
Sales and marketing	5,637	34	6,993	43	(1,356)	(19)
General and administrative	2,967	18	5,690	35	(2,723)	(48)

Total operating expenses	$12,947	77%	$19,945	123%	$(6,998)	(35)%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS. We record grants received from the OCS as a reduction of research and development expenses. Grants received from the OCS were $0.7 million in each of the three months ended June 30, 2009 and 2008. Of the $2.9 million decrease in research and development expenses, $1.5 million is attributed to decreased employee and related expenses, and $1.0 million pertains to a decrease in outside professional services, allocated overhead costs, facilities and travel costs. The primary driver of the employee related cost decrease resulted from headcount reductions as part of our restructuring activities in the third quarter of 2008. Headcount associated with research and development activities decreased 48% as of June 30, 2009 as compared to the same period of 2008. In addition, a $0.3 million reduction was realized in the second quarter of 2009 in research and development expenses from purchasing less equipment supplies and a decline in depreciation expense from a reduction in capital equipment purchases.

We expect research and development expenses to remain approximately at the current expenditure levels on an absolute basis during the remaining quarters of 2009, and to decrease as a percentage of total revenues as revenues increase throughout the last half of the year.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. The $1.4 million decrease in sales and marketing expenses was a result of lower employee related expenses due to the restructuring that occurred in the third quarter of 2008, including reduction in salaries and benefits of $0.3 million and travel expenses of $0.4 million. Spending on outside services was reduced by $0.4 million as we reduced our outside sales and marketing support services, including certain ECI Telecom’s sales and marketing support services. Expenses were $0.2 million lower due to fewer deals that involved sales agents, particularly in Russia. Also, spending on marketing programs was reduced by $0.3 million. These expense reductions were partially offset by an increase of $0.2 million for customer equipment testing.

We expect sales and marketing expenses to increase throughout the year as sales personnel meet their maximum annual commission tiers. However, sales and marketing expenses will also be impacted by the nature of sales arrangements which may include agent commissions and related expenses that will increase or decrease expenses based on the usage of third party agents.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. Of the $2.7 million decrease in general and administrative expenses, $2.1 million of the difference was a result of SEC Investigation expenses that were incurred in the second quarter of 2008 and no such SEC Inquiry expense in the second quarter of 2009. The SEC investigation costs in 2008 related to legal fees, costs for our independent auditors as well as other consultants. Other decreases in general and administrative expenses were $0.3 million in salaries, benefits and related employee costs and $0.2 million in facilities. We do not anticipate incurring expenses from the ongoing SEC investigation in 2009 to be at the same extent that we did in 2008.

We expect expenses and costs associated with our general and administrative functions to remain flat on an absolute basis, and to decrease as a percentage of total revenues as revenues increase throughout remainder of the year.

Other income, net. Other income, net consists primarily of interest income earned on cash, cash equivalents and short term investments, foreign currency exchange gains (losses) and collection fees offset by interest expense and bank charges. Other income, net remained flat at $0.7 million in each of the three months ended June 30, 2009 and 2008. The other income, net was primarily due to a $0.3 million increase in foreign currency exchange gains on certain balance sheet items that are denominated in foreign currency, as well as less $0.2 million interest income resulting from lower interest rates, and lower cash, cash equivalents and short term investment balances.

Income taxes benefit. Income taxes provided a benefit of $0.2 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009 the tax benefit attributable to our loss on operations in Israel of $0.6 million was partially offset by a provision of $0.4 million for our other foreign operations which were profitable. The tax benefit during the three months ended June 30, 2008 was primarily attributable to our loss on operations in Israel. We have performed an assessment of the realizability of our deferred tax assets and believe it is more likely than not that these operations will generate sufficient future taxable income to support the realization of our deferred tax assets.

Net loss. Net loss was $2.9 million and $11.6 million for the three months ended June 30, 2009 and 2008, respectively. The net loss improved in the three months ended June 30, 2009 compared to the same period of 2008, primarily from the reduction of operating expenses of $7.0 million from expense control monitoring and the restructuring actions taken in 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues (amount in thousands).

	Six Months Ended June 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Revenues:
IP Products	$23,005	61%	$30,440	69%	$(7,435)	(24)%
DCME Products	1,908	5	2,815	6	(907)	(32)
Services	12,858	34	10,895	25	1,963	18

Total revenues	$37,771	100%	$44,150	100%	$(6,379)	(14)%

Revenue by Geography:
Europe, Middle East and Africa	$16,263	43%	$23,312	53%	$(7,049)	(30)%
North America	5,714	15	7,956	18	(2,242)	(28)
Asia Pacific and India	7,931	21	7,153	16	778	11
Caribbean and Latin America	7,863	21	5,729	13	2,134	37

Total revenues	$37,771	100%	$44,150	100%	$(6,379)	(14)%

IP product revenues decreased 24% on lower bookings in the first half of 2009, as compared with the same period of 2008. The decrease in IP product bookings was a result of the slowdown of the global economy. In addition, less revenue was recognized from prior year’s bookings on VOIP solutions in the first half of 2009, as compared to 2008. The IP revenues were also impacted as fewer projects were completed and accepted in the first half of 2009 than in the same period of 2008. The timing and amount of bookings is affected by a number of factors, including the slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the North America region and the Europe, Middle East and Africa region, and specifically Russia. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will continue to decline.

DCME product revenues decreased 32% in the first half of 2009 over the same period last year and was the result of the expected continuing decline in the size of the overall DCME market as customers migrate from traditional voice networks utilizing DCME products over to those increasingly using IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We still expect our DCME product sales to continue to decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.

Services revenues increased 18% in the second quarter of 2009 over the same period last year. Our IP services revenues increased to $11.2 million in the first half of 2009 from $8.4 million in the first half of 2008 due to recognition of revenues from large deals on completed and accepted projects for professional services, and increased support and maintenance from a larger IP customer installation base. This increase in IP services revenue was offset by a decrease in DCME services revenues of $0.8 million, from $2.5 million to $1.7 million in the six months ended June 30, 2008 and 2009, respectively. Over time, as with the DCME product revenues, we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks.

Revenue by Geography:

The decrease in total revenues of $6.4 million primarily resulted from a decrease in sales in the Europe, Middle East and Africa region, particularly in Russia as it declined 66% for the quarter ended June 30, 2009 compared to the same period of 2008. The other decrease in North America region was due to the economic downturn. There was a $0.8 million increase in the Asia Pacific and India region as a result of continuing market penetration with new and existing customers which occurred mainly in the second quarter of 2009. The Caribbean and Latin America region experienced a significant increase due to the expansion of our products into new countries in the region, particularly Brazil which increased total revenues by 298% in the first half of 2009 over the same period last year. During the six months ended June 30, 2009, revenues were 15% from North America and 85% international as compared to 18% from North America and 82% international during the six months ended June 30, 2008. The geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Six Months Ended June 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Cost of Revenues:
IP Products	$9,951	43%	$13,183	43%	$(3,232)	(25)%
DCME Products	732	38	1,080	38	(348)	(32)
Services	5,849	45	7,834	72	(1,985)	(25)

Total revenues	$16,532	44%	$22,097	50%	$(5,565)	(25)%

Gross Profit:
IP Products	$13,054	57%	$17,257	57%	$(4,203)	(24)%
DCME Products	1,176	62	1,735	62	(559)	(32)
Services	7,009	55	3,061	28	3,948	129

Total gross profit	$21,239	56%	$22,053	50%	$(814)	(4)%

Cost of Revenues. The decrease in sales of IP and DCME products resulted in a corresponding decrease in cost of product revenues, combined also with higher direct margins on revenues. Although overall cost of revenues decreased primarily as a result of the decrease in total revenues, we continue to incur the fixed overhead costs. The overall decrease in cost of revenues includes the benefit from a correction of an error of $0.2 million that was corrected in the six months ended June 30, 2009 but related to the prior year. We do not believe that correcting the error in first quarter of 2009 is material to the first half or the expected results for the year 2009.

Although services revenues increased 18%, the cost of services revenues decreased 25% compared to the same period in 2008. The decrease was a result of lower salaries and related costs of $0.5 million due to lower headcount from the restructuring activities in the third quarter of 2008, decreased outside professional services of $0.7 million, reduced travel related costs of $0.4 million and a benefit from lower overhead allocations of $0.3 million. The cost of services revenues will vary from period to period depending on the timing of projects being implemented, which may not be in the same period in which the corresponding revenue is recognized. We expect cost of service revenues to slightly increase as services revenue increases throughout the year.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, increased to 56% from 50% for the six months ended June 30, 2009 and 2008, respectively. This increase is primarily attributable to the higher margins attained on services revenues in the first half of the year, which increased from 28% in the six months ended June 30, 2008 to 55% in the six months ended June 30, 2009.

Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins have remained relatively flat in the first half of 2009 over the same period last year because our hardware costs are a fixed percentage of our customer order amounts, and we anticipate this trend to continue.

The increase in services gross margin in the first half of 2009 compared with to the same period of 2008 was attributable to higher services revenue mainly from maintenance support due to our increased customer installation base, the timing of services expenses, which may not be in the same period as when the services revenues are recognized and our reduced cost structure in 2009 over 2008. We expect our services margins to improve during the second half of 2009 over the corresponding periods in 2008 due to expected growth in our services revenue in the second half of 2009 as compared to the same period in 2008.

Operating Expenses (amount in thousands).

	Six Months Ended June 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Operating Expenses:
Research and development, net	$9,551	25%	$15,135	34%	$(5,584)	(37)%
Sales and marketing	12,167	32	14,799	34	(2,632)	(18)%
General and administrative	5,775	15	8,626	20	(2,851)	(33)%

Total operating expenses	$27,493	72%	$38,560	88%	$(11,067)	(29)%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the OCS. We record grants received from the OCS as a reduction of research and development expenses. Grants received from the OCS was $1.3 million in the six months ended June 30, 2008 compared to $1.1 million for the six months ended June 30, 2009. The decrease in expense reduction for OCS grant monies received was offset by a decrease in employee and related expenses of $3.0 million and consulting expenses of $1.3 million. The primary driver of the employee related cost decrease resulted from headcount reductions as part of our restructuring activities in the third quarter of 2008. Headcount associated with research and development activities decreased 48% as of June 30, 2009 as compared to the same period of 2008. Decreases in direct equipment supplies and depreciation expenses, facilities and lower allocated overhead costs contributed an additional $1.3 million in expense reductions.

We expect research and development expenses to remain approximately at the current expenditure levels on an absolute basis during the remaining quarters of 2009, and to decrease as a percentage of total revenues as revenues increase throughout the year.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. The $2.6 million decrease in sales and marketing expenses was primarily as a result of $0.8 million of travel, $0.6 million due to less deals agent commissions particularly in Russia, which has higher agent fees than other regions. Other decreases in sales and marketing expenses were $0.6 million in outside consulting expenses as a result of cost containment measures, $0.4 million of marketing programs, $0.2 million of recruiting, and $0.1 million of facilities and telecommunications. These expenses decreases were partially offset by an increase in equipment testing costs of $0.2 million.

We expect sales and marketing expenses to increase throughout the year as sales personnel meet their higher annual commission tiers. However, sales and marketing expenses will also be impacted by nature of sales arrangements which may include agent commissions and related expenses that will increase or decrease expenses based on the usage of third party agents.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. The general and administrative expenses decreased $2.9 million from $8.6 million in the six months ended June 30, 2008 to $5.8 million in the six months ended June 30, 2009. Of the $2.9 million decrease in general and administrative expenses, $2.1 million was a result of no SEC investigation costs in the first half of 2009. The SEC investigation costs in 2008 related to legal fees, costs for our independent auditors as well as other consultants. Other decreases in general and administrative expenses were a reduction in allowances for doubtful accounts of $0.7 million, and a decrease of $0.2 million in salaries and benefits. We do not anticipate the expenses from the ongoing SEC investigation in 2009 to the same extent that we experienced in 2008.

We expect expenses and costs associated with our general and administrative functions to remain flat on an absolute basis, and to decrease as a percentage of total revenues as revenues increase throughout the year.

Other income, net. Other income, net consists primarily of interest income earned on cash, cash equivalents and short term investments, foreign currency exchange gains (losses) and collection fees offset by interest expense and bank charges. Other income, net, was $0.1 million in the six months ended June 30, 2009, as compared with other income, net of $1.3 million in the six months ended June 30, 2008. The decrease was primarily due to lower foreign currency exchange gains of $0.6 million in the first six months of 2009, on certain balance sheet items that are denominated in foreign currency, as well as a decrease of $0.6 million in interest income resulting from lower interest rates, and lower cash, cash equivalents and short term investment balances due to significant use of cash for normal operating activities.

Income taxes benefit. Income taxes provided a benefit of $0.2 million and $0.5 million in the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 the tax benefit attributable to our loss on operations in Israel of $0.6 million was partially offset by a provision of $0.5 million for our other foreign operations which were profitable. The tax benefit during the six months ended June 30, 2008 were primarily attributable to the Company’s loss on operations in Israel. We have performed an assessment of the realizability of our deferred tax assets and believe it is more likely than not that these foreign operations will generate sufficient future taxable income to support the realization of our deferred tax assets.

Net loss. Net loss was $5.9 million and $14.7 million for the six months ended June 30, 2009 and 2008, respectively. The net loss decreased in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, due to decrease in operating expenses of $11.1 million from expense control monitoring and the restructuring actions taken in 2008.

Liquidity and Capital Resources

At June 30, 2009, we had unrestricted cash, cash equivalents and short-term investments of $35.9 million, a decrease from $38.0 million from December 31, 2008.

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

Operating Activities

Net cash used in our operating activities was $1.8 million and $17.5 million during the six months ended June 30, 2009 and 2008, respectively.

Net cash used in our operating activities in the six months ended June 30, 2009 was primarily attributable to our net loss of $5.9 million. The amount of cash used related to a decrease in deferred revenues of $1.2 million and decreases in accrued payroll and expenses of $1.5 million, offset by a decreases in inventories of $2.7 million, accounts receivable of $2.7 million, prepaid expenses and other current assets of $0.7 million and related party, net, by $3.7 million. Further, we incurred non-cash costs of $1.4 million for depreciation and $2.2 million of stock-based compensation. Our working capital decreased to $44.7 million as of June 30, 2009, from $47.1 million as of December 31, 2008.

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

Investing Activities

Net cash used in our investing activities was $14.1 million and $2.0 million during the six months ended June 30, 2009 and 2008.

Investing activities in the six months ended June 30, 2009 consisted primarily of net purchases of short-term investments of $13.5 million, as well as purchases of property and equipment of $0.6 million.

Investing activities in the six months ended June 30, 2008 consisted primarily of net purchases of short-term investments of $1.0 million as well as purchases of property and equipment of $1.0 million.

Financing Activities

Net cash provided by our financing activities was $65,000 for the six months ended June 30, 2009 for proceeds received from the exercise of stock options.

Net cash used in our financing activities in the six months ended June 30, 2008 of $1.3 million was due to repayments of a loan in the amount of $1.8 million offset by proceeds received from the exercise of stock options in the amount of $0.5 million.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The majority of our revenues, costs of sales and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel and Brazilian Real would have fluctuated by 10%, in the six months ended June 30, 2009, the effect of our local currency expenses, excluding the impact of any foreign currency forward contracts, would have increased or decreased by $0.9 million.

We are also impacted by assets or liabilities that are denominated in a currency other than a subsidiary’s functional currency. Our intercompany short-term loan with our Brazilian subsidiary is denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. The impact of a change in the foreign exchange rate between the U.S. dollar and the Brazilian Real during the six months ended June 30, 2009 resulted in the decrease in the amounts payable in Brazilian Real from December 31, 2008, therefore a gain of $0.3 million at June 30, 2009 is recorded in other income. We also had foreign currency risk related to cash, and accounts receivable that are denominated in local currency for subsidiaries with U.S. dollar functional currencies. At June 30, 2009, we had in cash and accounts receivable amounts in Russian Rubles, Euros, Indian Rupees and New Israeli Shekel. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded in other income (expense) a net amount of $(0.2) million.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments totaling $36.5 million at June 30, 2009. These amounts were invested primarily in money market funds and treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

Forward Contracts

In general, we have operating expenses in foreign currencies and the changes in exchange rates, and in particular a strengthening or weakening of the U.S. dollar will affect our operating expenses as it is expressed in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We may enter into foreign currency forward contracts with financial institutions to protect against foreign exchange risks associated with certain expenses in New Israeli Shekels. Generally, our practice is to hedge a majority of our material foreign exchange exposures, typically for thirty days. A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations, and the prohibitive economic cost of hedging particular exposures. Our forward contracts reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. During the second quarter of 2009, we purchased forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on 75% of the identified New Israeli Shekel expenses. During the six months ended June 30, 2009, the benefit of the forward contracts recorded in other income, net was $0.1 million, respectively.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2009, subject to the limitations described below, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of our Annual Report on Form 10-K. Our business faces significant risks, and the risks described below may not be the only risks we face. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Difficult conditions in the domestic and international economies generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Declining business and consumer confidence and increased unemployment have resulted in an economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse affect on us because we are dependent on capital budgets and confidence of our customers, and some of our customers are dependant on obtaining credit to finance purchases of our products. Our revenues are likely to decline in such circumstances. Factors such as business investment, and the volatility and strength of the capital markets affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic slowdown characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, more volatile capital markets, fewer options to obtain credit and lower consumer spending, the demand for our products could be adversely affected. Adverse changes in the economy and continuing recession, particularly in Russia and domestically, could affect earnings negatively and could have a material adverse effect on our business, results of operations, and financial condition.

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

If we fail to comply with the listing requirements of NASDAQ, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. Our stock has traded below $1.00 per share over the last twelve months. The NASDAQ listing standards provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. Announcements by us of potential or pending NASDAQ delisting actions could further depress our stock price and market value and our stock price will need to trade above $1.00 on a sustained basis to remain listed. If our stock price trades below $1.00 for a sustained period, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. If we fail to comply with the listing standards, our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing off the NASDAQ could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

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

In the six months ended June 30, 2009 and the year ended December 31, 2008, we used $1.8 million and $15.8 million, respectively to fund our operating activities and we have never generated sufficient cash to fund our operations. During the third quarter of 2008, we undertook a significant restructuring initiative involving the elimination of approximately 160 positions through layoffs from all departments throughout our organization, but primarily in the research and development and services organizations, and in our India operations. The objective of the restructuring was to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key products may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million and for the year ended December 31, 2008, we recorded net losses of approximately $21.0 million. For the first half of 2009, we recorded a loss of $5.9 million. As of December 31, 2007 and 2008, our accumulated deficit was $56.2 million and $77.2 million, respectively. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth, or profitability.

Competition in the market for our products, and especially our IP products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent, Ericsson LM Telephone Co., and Nokia-Siemens Networks, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., and Sonus Networks, Inc. While some of the established competitors are exiting the market, we are seeing increasingly intense competition from Huawei, who leverages its broad product portfolio and significant financial resources to compete with us for our switching business.

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

Our DCME products incorporate mature technologies that we expect to be in lower demand by our customers in the future. While we are actively pursuing new customers for our DCME products and seeking to increase sales of our additional product offerings to these customers, including our IP products, we believe that there are fewer opportunities for new DCME sales, and we expect DCME sales to continue to decrease over the foreseeable future. If the decrease in DCME revenues occurs more rapidly than we anticipate and/or the sales of our other products, including our IP products, do not make up for the decline in revenues, our business and results of operations will be harmed. Additionally, we believe that the mix between new IP product sales and expansion sales in any given quarter may fluctuate and our gross margins could be adversely impacted. Further, if our expected DCME sales decrease below $1 million in a calendar year ECI may terminate the DCME Agreement.

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

To date, we have sold our IP products to approximately 118 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions, and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

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

In particular, we historically utilized ECI as an agent for selling our IP and DCME products in Russia and an affiliate of ECI provided services for us in Russia. During the six months ended June 30, 2009, and fiscal years ended December 31, 2008, 2007, and 2006, $1.7 million, $13.2 million, $23.9 million and $28.7 million, respectively, of our revenues were derived from sales in Russia, which required, in some cases, payment of an agent fee to ECI or an affiliate of ECI. We have terminated our relationship with ECI in Russia and are endeavoring to establish a direct sales and services team in the region. We may not successfully develop that direct sales and services team and our sales and revenue in the region could continue to weaken and our business and results of operations could be adversely effected.

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

For the six months ended June 30, 2009, and fiscal years ended December 31, 2008, 2007, and 2006 revenues from outside North America were approximately $32.1 million, $77.6 million, $93.1 million, and $81.8 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

We have spent considerable effort and time developing our Class 5 solution, and have had limited sales of this product line to date. Although we have scaled back our development efforts with respect to new features and functionalities for our Class 5 solution, we continue to spend effort and time on our solution. We anticipate sales of our access solution as part of our operational plan, but we may not achieve the success rate we currently anticipate or we may not achieve any success at all. The market for our access solution is new and it is unclear whether there will be broad adoption of this solution by our existing and future potential customers. If the market for our Class 5 products does not develop or if we are unable to further develop the required features, we may need to reduce or cancel our development efforts or conclude an agreement with a third party to license the Class 5 solution.

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

Many of our 155 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

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

Our annual meeting of stockholders was held on May 29, 2009 for the purpose of: (1) electing two directors for a three-year term and until the election and qualification of their successors; and (2) ratifying the selection of KPMG LLP as our independent registered public accounting firm for the 2009 fiscal year.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations. Stockholders passed both the proposals. The final vote on the proposals was recorded as follows:

Proposal 1:

Electing the following two directors for a three-year term and until the election and qualification of their successors was ratified by the following vote:

Director	Votes For	Withheld
Douglas A. Sabella	27,521,888	1,503,826
Pascal Levensohn	27,529,838	1,495,876

Proposal 2:

The selection of KPMG LLP as our independent registered public accounting firm for the 2009 fiscal year was ratified by the following vote:

For	Against	Abstain
28,835,698	190,017	14,300,116

Our directors that hold office following our annual meeting are Bob L. Corey, Promod Haque, Pascal Levensohn, Dror Nahumi, Douglas A. Sabella and W. Michael West.

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

Veraz Networks, Inc.

Date: August 14, 2009	By:	/s/ Albert J. Wood
	Name:	Albert J. Wood
	Title:	Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002