Form 10-Q
period 2009-09-30
Veraz Networks, Inc.
filed 2009-11-16
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 43,588,822 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

VERAZ NETWORKS, INC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$15,937	$35,388
Restricted cash	610	604
Short-term investments	12,944	2,650
Accounts receivable, net	30,679	31,666
Inventories	8,317	12,284
Prepaid expenses	1,953	2,097
Deferred tax assets	—	945
Other current assets	2,766	3,674
Due from related parties	660	912

Total current assets	73,866	90,220
Long-term investments	2,811	—
Property and equipment, net	3,532	4,635
Other assets	128	345

Total assets	$80,337	$95,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,694	$5,671
Accrued expenses	10,694	13,204
Income tax payable	519	354
Deferred revenue	13,853	17,177
Due to related parties	1,255	6,670

Total current liabilities	31,015	43,076

Stockholders’ equity:
Common stock	43	43
Additional paid-in capital	132,061	129,035
Deferred stock-based compensation	—	(32)
Accumulated other comprehensive income	1,971	268
Accumulated deficit	(84,753)	(77,190)

Total stockholders’ equity	49,322	52,124

Total liabilities and stockholders’ equity	$80,337	$95,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
IP Products	$10,630	$15,080	$33,635	$45,520
DCME Products	520	2,215	2,428	5,030
Services	7,546	5,660	20,404	16,556

Total revenues	18,696	22,955	56,467	67,106

Cost of Revenues:
IP Products	3,614	5,344	13,565	18,527
DCME Products	211	878	943	1,958
Services	2,920	3,148	8,769	10,982

Total cost of revenues	6,745	9,370	23,277	31,467

Gross profit	11,951	13,585	33,190	35,639

Operating Expenses:
Research and development, net	4,527	5,612	14,078	20,747
Sales and marketing	5,290	8,158	17,457	22,957
General and administrative	2,088	3,528	7,863	12,155
Restructuring charges	—	794	—	794

Total operating expenses	11,905	18,092	39,398	56,653

Income (loss) from operations	46	(4,507)	(6,208)	(21,014)
Other income (expense), net	(123)	(1,061)	24	226

Loss before income taxes	(77)	(5,568)	(6,184)	(20,788)
Provision (benefit) for income taxes	1,553	(155)	1,379	(689)

Net loss	$(1,630)	$(5,413)	$(7,563)	$(20,099)

Net loss per share — basic and diluted	$(0.04)	$(0.13)	$(0.17)	$(0.48)

Weighted average shares outstanding used in computing net loss per share — basic and diluted	43,505	42,233	43,354	41,877

Related Party Transactions

The Unaudited Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
IP Products, related party sales	$—	$7	$40	$66
Cost of Revenues:
IP Products, costs arising from related party purchases	—	—	—	184
DCME Products, costs arising from related party purchases	187	800	845	1,782
Services, costs arising from related party purchases	—	45	22	135
Operating Expenses:
Research and development	20	135	109	858
Sales and marketing	155	1,679	854	3,234
General and administrative	57	61	189	193

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,563)	$(20,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,992	2,579
Stock-based compensation	3,000	3,328
Loss on disposal of assets	—	37
Provision (release) for doubtful accounts	(428)	1,282
Amortization of debt issuance cost	—	162
Deferred income taxes	1,237	(944)
Non-cash restructuring charges	(39)	37
Functional currency exchange gains	(394)	—
Net changes in operating assets and liabilities:
Accounts receivable	3,723	5,887
Inventories	4,307	(2,875)
Prepaid expenses and other current assets	1,262	1,288
Due from related parties	252	(24)
Accounts payable	(1,186)	(6,913)
Accrued expenses	(2,756)	(4,828)
Income tax payable	132	(51)
Deferred revenue	(4,045)	2,865
Due to related parties	(5,415)	(1,441)

Net cash used in operating activities	(5,921)	(19,710)

Cash flows from investing activities:
Restricted cash	(6)	—
Maturities and sales of short-term investments	13,941	9,573
Purchases of short-term investments	(24,232)	(8,781)
Purchases of long-term investments, net	(2,811)	—
Purchases of property and equipment	(805)	(1,553)
Other assets	(74)	8

Net cash used in investing activities	(13,987)	(753)

Cash flows from financing activities:
Proceeds from the exercise of stock options	58	613
Repayment of loan	—	(2,696)

Net cash provided by (used in) financing activities	58	(2,083)

Effect of exchange rate changes	399	109

Net decrease in cash and cash equivalents	(19,451)	(22,437)
Cash and cash equivalents at beginning of period	35,388	52,232

Cash and cash equivalents at end of period	$15,937	$29,795

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – THE COMPANY

Veraz Networks, Inc., or the Company, was incorporated under the laws of the State of Delaware on October 18, 2001. The Company is a provider of voice infrastructure solutions to established and emerging wireline and wireless service providers. Service providers use the Company’s products to transport, convert and manage voice traffic over both legacy Time-Division Multiplexing, or TDM, and Internet Protocol, or IP, networks, while enabling voice over IP, or VoIP, and other multimedia services. The Company’s ControlSwitch softswitch solution and I-Gate 4000 family of media gateway products enable service providers to deploy IP networks and efficiently migrate from their legacy circuit-switched networks to IP networks.

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly,owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. In the three and nine month periods ended September 30, 2009, other income (expense) included an additional expense of $0.4 million resulting from the correction of prior period error. The Company determined that the amount was immaterial to the full fiscal year results.

The Company has evaluated subsequent events through the date that the financial statements were issued on November 16, 2009 and determined that no subsequent events have occurred which would require disclosure or adjustment to the condensed consolidated financial statements.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company are as follows:

(a) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, and deferred tax assets, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(b) Concentrations

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Declining business and consumer confidence have resulted in an economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse effect on the Company due to its dependence on capital budgets and customer confidence and customer dependence on obtaining credit to finance purchases of the products. The revenues are likely to decline in such circumstances. Factors such as business investment, the volatility and strength of the capital markets all affect the business and economic environment and, ultimately, the amount and profitability of the business. In an economic slowdown characterized by lower corporate earnings, lower business investment, fewer options to obtain credit, the demand for the Company’s products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on the business, results of operations and financial condition.

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

Pursuant to a master manufacturing and master agreement with ECI Telecom, a related party, the Company derives a portion of its revenues from sales of its line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment, or DCME, products (3% and 4% of revenues during the three and nine months ended September 30, 2009, respectively and 10% and 7% of revenues during the three and nine months ended September 30, 2008, respectively) and related services (4% of revenues during each of the three and nine months ended September 30, 2009 and 4% and 5% of revenues each during the three and nine months ended September 30, 2008, respectively).

The Company receives certain of its components from other sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer, supplier or ECI Telecom to fulfill supply requirements of the Company could materially impact the Company’s future operating results.

The substantial majority of the manufacturing of the Company’s hardware products occurs in Israel. In addition, a significant portion of the Company’s operations are located in Israel, which includes the Company’s entire media gateway research and development team. The continued threat of terrorist activity or other acts of war or hostility against Israel have created uncertainty throughout the Middle East. To the extent this results in a disruption of the Company’s operations or delays of its manufacturing capabilities or shipments of its products, then the Company’s business, operating results and financial condition could be adversely affected.

One customer, Rostelecom, contributed to 13% of the Company’s revenues in the three months ended September 30, 2009. Two customers, Vimpelcom and Sky2net Limited, contributed 14% and 12% of the Company’s revenues in the three months ended September 30, 2008, respectively. No customer contributed to 10% or more of the Company’s revenues in the nine months ended September 30, 2009 or 2008. One customer, VIVO S/A, accounted for 10% or more of the Company’s accounts receivable as of September 30, 2009 and no customer accounted for 10% or more of accounts receivable as of December 31, 2008. To date, the Company has not experienced any material credit issues with Rostelecom or VIVO S/A.

(c) Revenue Recognition

DCME product revenues consist of revenues from the sale of the DCME hardware products. IP product revenues consists of revenues from the sale of the I-Gate 4000 family of media gateway hardware products, the ControlSwitch family of softswitch modules, and the Secure Communications Software. Services revenue consists of revenues from separately priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation training and other professional services.

Based on the revenue recognition guidelines, revenue should not be recognized until it is realized or realizable and earned pursuant to the criteria discussed below. Generally, revenue from standalone sales of DCME products is recognized upon shipment of products and transfer of title. When sales of DCME are bundled with installation services, the hardware and services are accounted as separate units of accounting as the deliverables meet the separation criteria. Revenue for each deliverable is recognized upon the shipment of products for hardware and software and completion of services.

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

(ii) Delivery has occurred

Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, initial VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer on the initial VOIP solution arrangement or the Company has completed its contractual requirements. Historically, the Company has successfully implemented all subsequent sales of VOIP solutions. Accordingly, as of the beginning of January 2009, revenue recognition on subsequent sales of VOIP solutions after the initial arrangement has been accepted from the customer typically occurs at the time of shipment when title and risk of loss have passed to the customer since the additional equipment is merely an expansion of the customer’s already existing working network. The revenue impact related to subsequent sales of VOIP solutions on the financial statements for the three and nine months ended September 30, 2009 were zero and $0.2 million, respectively.

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

Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the nine months ended September 30, 2009 and 2008. Shipping and handling costs are included in cost of revenues.

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

(d) Investments

The Company invests in short-term and long-term investments. The short-term investments are debt and marketable equity securities and are classified as available-for-sale. The Company’s long-term investment consists of a certificate of deposit security which is classified as a available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Unrealized losses considered to be other than temporary are recognized in current earnings. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value. Gains or losses on securities sold are based on the specific identification method.

(e) Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS, as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended September 30, 2009 and 2008 amounted to $0.3 million and $0.4 million, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for the nine months ended September 30, 2009 and 2008 amounted to $1.1 million in each period. As of September 30, 2009 and December 31, 2008, the royalty payable amounted to $0.6 million and $1.2 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.2 million as of September 30, 2009.

(f) Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(1,630)	$(5,413)	$(7,563)	$(20,099)
Foreign currency translation adjustments	584	(109)	1,702	(109)

Total Comprehensive loss	$(1,046)	$(5,522)	$(5,861)	$(20,208)

(g) Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense on a straight-line basis over the requisite service period. This model requires various judgment-based assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future; specifically, any changes in assumptions for expected volatility and expected life significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. The Company determined the expected term in accordance with the “simplified method”. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach, with appropriate disclosure, was permitted for a “plain vanilla” employee stock option for which the value was estimated using a Black-Scholes formula. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

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

(i) Foreign Currency Forward Contracts

The Company enters into forward foreign exchange contracts in which the counterparty is generally a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on certain expenses denominated in New Israeli Shekels. Although the Company believes that these contracts are effective as hedges from an economic perspective, they do not qualify for hedge accounting. Any derivative that is either not designated as a hedge, or is so designated but is ineffective, is recorded at fair value and changes in fair value are recognized in other income (expense), as they are incurred. As of September 30, 2009, the Company had $2.9 million in outstanding forward contracts for the purchase of new Israeli shekels. The outstanding forward contracts generally have maturities of approximately one to nine months from the date into which they were entered and expire at or near the end of the month. As of September 30, 2009, the outstanding contracts expire at various dates between October 2009 and December 2009. During the three and nine months ended September 30, 2009, the benefit of the forward contracts recorded in other income, net was a total of $0.2 million and $0.4 million, respectively. During the three and nine months ended September 30, 2008, the Company did not purchase any forward contracts.

(j) Recent Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or the Codification, which provides authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, or EITF, and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the third quarter of 2009. The adoption of the Codification did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

Fair Value Measurements and Disclosures

In August 2009, the FASB issued Accounting Standards Codification, or ASC No. 2009-05—Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides clarifications for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the standard. The Company does not have long-term liabilities. The adoption of this statement did not have any material impact on the Company’s financial condition or operating results for the quarter ended September 30, 2009.

In April 2009, the FASB issued authoritative guidance included in ASC 820, Fair Value Measurements and Disclosures (previously FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly), for estimating fair value when the market activity for an asset or liability has declined significantly. The Company adopted the guidance in the second quarter of 2009. The adoption of the guidance did not have a significant impact on the condensed consolidated financial statements or related footnotes.

In April 2009, the FASB issued authoritative fair value disclosure guidance included in ASC 825, Financial Instruments (previously FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted the guidance in the second quarter of 2009. The adoption of the guidance did not have a significant impact on the condensed consolidated financial statements or related footnotes.

In September 2006, the FASB issued authoritative guidance included in ASC 820 Fair Value Measurements and Disclosures (previously SFAS 157 Fair Value Measurements and FSP FAS 157-2 Effective Date of FASB Statement No. 157) for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurement. The Company adopted the guidance in the first quarter of 2009. The adoption of the guidance did not have a significant impact on the condensed consolidated financial statements or related footnotes.

Measurement of Other-Than-Temporary Impairments

Authoritative guidance included in ASC 320 Investments Debt and Equity Securities (previously FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments) is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The guidance also requires interim disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company adopted the guidance in the second quarter of 2009. As of September 30, 2009, the unrealized losses were zero. The adoption of the statements did not have an impact on the Company’s financial condition or operating results.

Subsequent Events

In May 2009, the FASB issued authoritative guidance included in ASC 855, Subsequent Events (previously SFAS 165 Subsequent Events), to incorporate accounting and disclosure requirements related to subsequent events into GAAP, making management responsible for subsequent-events accounting and disclosure. The Company adopted the guidance in the second quarter of 2009. The adoption of this statement did not have any material impact on its financial condition or operating results for the quarter ended September 30, 2009.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued the FASB ASC 815 Derivative and Hedging (previously SFAS 161 Disclosures about Derivative Instruments and Hedging Activities). The guidance requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the literature for derivative instruments and hedging activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted the literature in the first quarter of 2009 and it requires enhanced disclosures, without a change to existing standards relative to measurement and recognition. The Company’s adoption of the literature did not have any effect on its earnings or financial position.

Business Combination

In December 2007, the FASB issued FASB ASC 805, Business Combinations (previously SFAS No. 141 (revised 2007), Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The guidance further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company adopted the guidance in the first quarter of 2009,

Revenue Recognition

In October 2009, the FASB issued FASB Accounting Standards Update, or FASB ASU 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. The company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

NOTE 4 – FINANCIAL INSTRUMENTS

Assets are measured and recorded at fair value on a recurring basis for cash, cash equivalents, and short-term and long-term available-for-sale securities, excluding accrued interest components, as presented on the Company’s consolidated condensed balance sheets as of September 30, 2009 and December 31, 2008. A summary of cash, cash equivalents, and short-term and long-term available-for-sale securities as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

Security Description	Percentage of holdings	Amortized Cost	Unrealized Gains (Losses)	Fair Market Value
September 30, 2009
Cash and Cash equivalents:
Money market funds	100%	$8,380	$—	$8,380

Total cash and cash equivalents	100%	$8,380	$—	$8,380

Short-term investments:
U.S. Treasury bills	100%	$12,937	$7	$12,944

Total short-term investments	100%	$12,937	$7	$12,944

Long-term investments:
Certificate of deposit	100%	$2,811	$—	$2,811

Total long-term investments	100%	$2,811	$—	$2,811

December 31, 2008
Cash and Cash equivalents:
Money market funds	92%	$20,918	$—	$20,918
U.S. Treasury bills	8%	1,700	—	1,700

Total cash and cash equivalents	100%	$22,618	$—	$22,618

Short-term investments:
U.S. Treasury bills	100%	$2,650	$—	$2,650

Total short-term investments	100%	$2,650	$—	$2,650

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A or better. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are included as a separate component of stockholders’ equity. Contractual maturities of available-for-sale short-term securities at September 30, 2009 are due within 12 months.

The long-term investment held by the Company was classified as available-for-sale. The Company invested in a highly liquid certificate of deposit security denominated in Brazilian Real that will mature in 2011. Interest is paid monthly and the Company can withdraw the deposit with a penalty of the current month’s interest. The interest earned during the period is included in the Other Income of Condensed Consolidated Statements of Operations. The Contractual maturity of the available-for-sale long-term security at September 30, 2009 is greater than 12 months.

For other-than-temporary impairments, the Company discloses the gross unrealized losses and fair value for those investments that were in an unrealized loss position and have been in a continuous loss position. As of September 30, 2009 and December 31, 2008, the gross unrealized losses were zero.

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in accumulated other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were immaterial for all periods presented.

Fair Value Measurements of Financial Instruments

The Company’s portfolio manager utilizes a third party pricing services, Interactive Data Corporation, to determine the fair value of the Company’s short-term securities. The Company measures its fixed income and long-term investments available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 and level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of September 30, 2009 (in thousands):

		Fair Value at Reporting Date Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Fixed income available-for-sale securities	$12,944	$—	$12,944	$—
Money market funds	8,380	8,380	—	—
Long-term investment	2,811	2,811	—	—

	$24,135	$11,191	$12,944	$—

NOTE 5 – RELATED PARTY TRANSACTIONS

ECI Telecom:

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at September 30, 2009 ECI Telecom held approximately 25% of the Company’s outstanding common stock. The Company is the exclusive worldwide distributor of the DCME line of products, or DCME, for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2009. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent. As result of the DCME agreement with ECI Telecom, the Company does not currently have an independent ability to produce DCME products and has not entered into arrangements with any third party that would enable the Company to obtain DCME or similar products in the event that ECI Telecom ceases to provide DCME products to the Company. Should ECI Telecom become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, the Company will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, the Company’s business would be materially harmed.

The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The percentage of revenue that the Company pays has remained unchanged during the nine months ended September 30, 2009 and year ended December 31, 2008. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the condensed consolidated statements of operations.

The Company historically also contracted with ECI Telecom for the use of certain of its European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses and other general administrative expenses. The Company recorded revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product revenues, in the condensed consolidated statements of operations, depending on the nature of the products sold. The Company also reimbursed these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company also historically contracted with ECI Telecom and certain of its European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative, in the condensed consolidated statements of operations. All such relationships (other than in Israel), however, have been terminated.

The Company had appointed ECI Telecom as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensated ECI Telecom for agent services in Russia by paying a commission based on sales. Further, the Company had appointed ECI 2005, an affiliate of ECI Telecom, as a partner to provide services directly to customers in Russia. Effective as of April 30, 2009, ECI Telecom and the Company mutually agreed to terminate the appointment of ECI Telecom as a selling agent and the appointment of ECI 2005 as partner to provide services. Following termination of the appointment of ECI Telecom as selling agent, the Company is still obligated to pay ECI Telecom agent fees related to certain specified accounts for any sales completed by October 31, 2009. At certain times, the Company’s Russian customers purchased installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needed assistance in providing installation, training and maintenance services to its customers in Russia, these services were available from the Company. The Company also reimbursed ECI 2005 for the costs associated with the services activity. In November 2007, the Company entered into a sublease agreement with ECI 2005 for office space located in Moscow. The sublease term was for an eleven month period, and the monthly rent was equal to approximately $15,000. The sublease was extended and eventually terminated as of March 31, 2009. ECI 2005 rent was included in services and cost of revenues in the condensed consolidated statements of operations for the nine months ended September 30, 2009.

In January 2008, the Company entered into a sublease agreement with ECI Telecom that commenced on May 1, 2008 for office space of 5,950 square feet in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth annual anniversary of the commencement date and the 12th anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000. For the three and nine months ended September 30, 2009, ECI Telecom rent is included in general and administrative expense in the condensed consolidated statements of operations. Additionally, the Company entered into a consulting agreement with ECI Telecom for ECI personnel to provide certain logistical support services at the Florida facility but terminated that agreement effective as of June 30, 2009.

Effective June 30, 2009, the Company and ECI Telecom entered into a Settlement Agreement and General Release (Settlement Agreement) relating to a variety of outstanding commercial issues between the parties. The Settlement Agreement effected a mutual release of certain outstanding commercial issues and other claims as of the date of the Settlement Agreement. The Settlement Agreement did not materially impact the Company’s financial statements. Some payments under the Settlement Agreement were made in July 2009.

Persistent Systems Pvt Ltd:

On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd., or Persistent. Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time Veraz employees. In May of 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. In 2008, as part of the restructuring activity, the Company cancelled most of the contracted services with Persistent, but has retained some services for a limited transition period. During the three months ended September 30, 2009 and 2008, the Company incurred related party research and development expenses owed to Persistent under the Contractor Agreement of zero and $0.1 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company incurred related party research and development expenses owed to Persistent under the Contractor Agreement of $43,000 and $0.8 million, respectively. As of September 30, 2009 and December 31, 2008, the Company had related party payables to Persistent in the amount of approximately $29,000 and $37,000, respectively.

NOTE 6 – INVENTORIES

The following tables provide details of inventories as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Finished products	$2,835	$4,217
Work in process at customers’ locations	2,207	5,060
Raw material and components	3,275	3,007

	$8,317	$12,284

Inventories are stated at the lower of cost or market value on a first-in, first-out basis. The Company periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.

When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 3(c)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item. These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.

NOTE 7 – STOCK-BASED COMPENSATION

The following table summarizes the effects of stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$225	$209	$732	$664
Research and development	204	282	946	1,040
Sales and marketing	225	313	807	979
General and administrative	142	221	515	645

Total stock-based compensation expense	$796	$1,025	$3,000	$3,328

Stock Options:

During the three and nine months ended September 30, 2009, the Company granted zero stock options. During the three and nine months ended September 30, 2008, the Company granted 1,355,000 and 1,475,000 stock options, respectively.

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined in accordance with the “simplified method”. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach, with appropriate disclosure, was permitted for a “plain vanilla” employee stock option for which the value was estimated using a Black-Scholes formula.

Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. Management makes an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not declared dividends to date.

The following weighted average assumptions were used to value options granted during the three and nine months ended September 30, 2008:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008
Expected term in years	6.06	6.06
Risk-free interest rate	3.37%	3.40%
Volatility	67%	67%
Dividend yield	—	—
Weighted-average fair value per share of underlying common stock	$0.91	$0.93

During the three months ended September 30, 2009 and 2008, the compensation expense on stock options, including deferred stock-based compensation, amounted to $0.2 million and $0.4 million, respectively. During the nine months ended September 30, 2009 and 2008, the compensation expense on stock options, including deferred stock-based compensation, amounted to $1.0 million and $1.3 million, respectively.

Restricted Stock Awards:

During the three months ended September 30, 2009 and 2008, the Company granted 499,375 and 40,000 restricted stock units, or RSUs, respectively. For the three months ended September 30, 2009 and 2008, the weighted average grant date fair value per share of RSUs granted was $0.77 and $0.91, respectively. During the nine months ended September 30, 2009 and 2008, the Company granted 991,125 and 1,099,105 of RSUs, respectively. For the nine months ended September 30, 2009 and 2008, the weighted-average grant date fair value per share of RSUs granted was $0.63 and $4.71, respectively.

During the three months ended September 30, 2009 and 2008, the compensation expense on restricted stock based awards amounted to $0.6 million in each period. During the nine months ended September 30, 2009 and 2008, the compensation expense on restricted stock based awards amounted to $2.0 million in each period.

Restricted stock activity as of September 30, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,616,030	$3.75
Granted	991,125	$0.63
Vested	(619,889)	$4.15
Forfeited or expired	(37,306)	$4.77

Nonvested at September 30, 2009	1,949,960	$2.02

As of September 30, 2009, 1,949,960 million shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $1.8 million.

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

Stock Award Activity:

A summary of the Company’s stock award activity and related information for the nine months ended September 30, 2009 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	320,161	6,094,423	$1.54	6.69	$127,358
Authorized	1,285,651
Restricted stock units granted	(991,125)
Restricted stock units cancelled and forfeited	37,306
Options granted	—
Options exercised	—	(95,133)	$0.35
Options cancelled and forfeited	116,876	(116,876)	$1.78

Balance at September 30, 2009	768,869	5,882,414	$1.55	6.00	$891,185
Options vested and expected to vest at September 30, 2009		5,769,651	$1.54	5.95	$891,185
Options exercisable at September 30, 2009		4,632,873	$1.38	5.32	$891,185

NOTE 8 – RESTRUCTURING CHARGES

On July 31, 2008, the Company announced that it planned to reduce its workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. During the three months ended September 30, 2008, the Company incurred total restructuring charges of $0.8 million. During the three months ended March 31, 2009, the Company released an accrual for $39,000 and all related balances were paid in full as of March 31, 2009.

NOTE 9 – NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss allocable to common stockholders per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. The Company has outstanding stock options and restricted stock units, which have not been included in the calculation of diluted net loss allocable to common stockholders per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss allocable to common stockholders per share for each period are the same.

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(1,630)	$(5,413)	$(7,563)	$(20,099)

Denominator:
Basic weighted-average shares:
Weighted-average shares used in computing basic net loss per share	43,505	42,233	43,354	41,877

Basic net loss per common share	$(0.04)	$(0.13)	$(0.17)	$(0.48)

Diluted weighted-average shares:
Weighted-average shares used in computing diluted net loss per share	43,505	42,233	43,354	41,877

Diluted net loss per common share	$(0.04)	$(0.13)	$(0.17)	$(0.48)

Anti-dilutive shares excluded from net loss per share calculation	4,955	3,485	5,171	2,428

NOTE 10 – SEC INVESTIGATION

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

On January 27, 2009, the Company received a subpoena from the SEC requesting documents related to the Company’s business practices in Vietnam. In connection with such SEC investigation, the Company produced documents and provided testimony relevant to the SEC’s investigation and is continuing to cooperate with the SEC in its investigation. In November 2009, the Staff of the SEC contacted the Company concerning some of the transactions described above and the Company is cooperating with the Staff.

At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above.

There were no expenses incurred related to SEC investigation in the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, the Company had incurred SEC investigation expenses of $0.2 million and $2.3 million, respectively. To date, the Company has incurred expenses related to the SEC investigation of approximately $2.5 million.

NOTE 11 – INCOME TAXES

The Company recorded an income taxes provision (benefit) of $1.6 million and $(0.1) million for the three months ended September 30, 2009 and 2008, respectively. The Company recorded income taxes provision (benefit) of $1.4 million and $(0.6) million for the nine months ended September 30, 2009 and 2008, respectively. The tax provision during the three months ended September 30, 2009 was primarily attributable to the recording of a valuation allowance related to the deferred tax asset for the operations in Israel. The tax provision during the nine months ended September 30, 2009, was primarily attributable to loss in operations of the Company’s subsidiaries, offset by the recording of a valuation allowance related to the deferred tax asset for the operations in Israel. The tax benefit during the three and nine months ended September 30, 2008 were primarily attributable to the Company’s loss on operations in Israel.

During the three months ended September 30, 2009, the Company performed an assessment of the realizability of the deferred tax assets for the operations in Israel. As a result of recent cumulative losses and uncertainty regarding future taxable income, the Company determined based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods. Accordingly, the Company recorded a valuation allowance of $1.8 million against all of the net deferred tax assets in Israel.

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

The American Recovery and Reinvestment Act of 2009, or Recovery Act, was signed into law on February 17, 2009, and among other things extended the ability to claim additional first year depreciation, extended the ability to trade bonus and accelerated depreciation for otherwise deferred tax credits, and reduced the limitation on remuneration paid to executives from $1 million to $0.5 million. The change in the law for the amount of remuneration paid to executives will have no impact to the tax expense during 2009 and the refundable credit may provide an immaterial benefit during the year as assets are placed into service.

On February 20, 2009, California also enacted new legislation, which among other things provides for the election of single factor apportionment formula beginning in 2011. This legislation had no impact to the Company during the three and nine months ended September 30, 2009 because of the valuation allowance recorded against the state deferred tax assets.

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address or location of end customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Europe, Middle East and Africa	$10,467	$14,996	$26,730	$38,310
North America	3,377	4,345	9,091	12,300
Asia Pacific and India	2,721	2,368	10,652	9,521
Caribbean and Latin America	2,131	1,246	9,994	6,975

	$18,696	$22,955	$56,467	$67,106

Foreign countries which contributed more than 10% of revenues:	Russia	Russia	Russia	Russia

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales originating from:
United States	$7,924	$9,832	$22,441	$30,968
Israel	9,312	12,208	23,633	31,780
Other foreign countries	1,460	915	10,393	4,358

	$18,696	$22,955	$56,467	$67,106

	September 30, 2009	December 31, 2008
Long-lived assets, net:
United States	$1,034	$1,588
Israel	2,072	2,613
Other foreign countries	426	434

	$3,532	$4,635

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2008, in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, sufficiency of our cash resources, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Other Matters

On April 3, 2008, we received a letter from the SEC informing us that the SEC was conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent counsel to perform an internal investigation. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and subsequently provided all the requested documents to the SEC. On January 27, 2009, we received a subpoena from the SEC indicating that it had commenced a formal investigation into matters related to our business practices in Vietnam. In connection with such subpoena, we are producing documents and providing testimony relevant to the SEC’s investigation. In November 2009, the Staff of the SEC contacted us concerning some of the transactions described above and we are cooperating with the Staff.

At the current time, we cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. For more information regarding the SEC matters discussed above, see Note 10 to our condensed consolidated financial statements elsewhere in this Quarterly Report.

We are the exclusive worldwide distributor of a line of voice compression telecommunications products, or DCME, for ECI Telecom under the DCME Agreement, which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by us and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2009. Effective June 30, 2009, the Company and ECI Telecom entered into a Settlement Agreement and General Release (Settlement Agreement) relating to a variety of outstanding commercial issues between the parties. The Settlement Agreement effected a mutual release of certain claims as of the date of the Settlement Agreement. The Settlement Agreement did not materially impact the Company’s financial statements. Some payments under the Settlement Agreement were made in July 2009.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2009, as compared to the previous disclosures in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues (amount in thousands).

	Three Months Ended September 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Revenues:
IP Products	$10,630	57%	$15,080	66%	$(4,450)	(30	) %
DCME Products	520	3	2,215	10	(1,695)	(77)
Services	7,546	40	5,660	24	1,886	33

Total revenues	$18,696	100%	$22,955	100%	$(4,259)	(19	) %

Revenue by Geography:
Europe, Middle East and Africa	$10,467	56%	$14,996	66%	$(4,529)	(30	) %
North America	3,377	18	4,345	19	(968)	(22)
Asia Pacific and India	2,721	15	2,368	10	353	15
Caribbean and Latin America	2,131	11	1,246	5	885	71

Total revenues	$18,696	100%	$22,955	100%	$(4,259)	(19	) %

IP product revenues decreased by 30% as compared with the same period of 2008. Our revenues are impacted by the timing and amount of bookings that convert into revenue in the same period as well as bookings from prior periods which convert into revenue in the period. Our bookings are affected by a number of factors, including a continued tightening of customer budgets in a very difficult worldwide economic environment, slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the North America region and the Europe, Middle East and Africa region. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will continue to decline.

DCME product revenues decreased 77% in the third quarter of 2009 over the same period last year and was the result of the expected continuing decline in the size of the overall DCME market as customers migrate from traditional voice networks utilizing DCME products over to those using IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We expect our DCME product sales to further decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.

Total services revenues increased 33% in the third quarter of 2009 over the same period last year. Our IP services revenues increased to $6.9 million in the third quarter of 2009 from $4.8 million in the third quarter of 2008 due to recognition of installation and commissioning and professional services revenues from a few large deals that were completed and accepted during the quarter, as well as increased support and maintenance from a larger IP customer installation base. This increase in IP services revenue was offset by a decrease in DCME services revenues of $0.2 million, from $0.9 million to $0.7 million in the three months ended September 30, 2008 and 2009, respectively. Over time, as with the DCME product revenues, we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to IP networks.

Revenue by Geography

We experienced a combined decrease in revenues of $5.5 million in the North America, Europe, Africa and the Middle East regions for the quarter ended September 30, 2009 compared to the same period of 2008. The overall regional decreases were as a result of the global recession, which hit customer purchasing patterns in the more established regions of our business particularly in the third quarter of 2009 and from increased competition in certain markets, mainly in the Africa continent. The decrease in North America, Europe, Africa and the Middle East region was partially offset by an increase in revenues from Russia of 23% for the same period. Russia’s increase was attributed to the recognition of our multimedia generation network product projects in the quarter ended September 30, 2009. The decreases were also partially offset by increases in Caribbean and Latin America region for the third quarter as we expanded our products, particularly in Brazil, where total revenues increased by 71% in the third quarter of 2009 over the same period last year. The Asia Pacific and India region also increased total revenues by $0.4 million as a result of continuing market penetration with new and existing customers. During the three months ended September 30, 2009, revenues were 18% from North America and 82% international as compared to 19% from North America and 81% international during the three months ended September 30, 2008. Our geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Three Months Ended September 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Cost of Revenues:
IP Products	$3,614	34%	$5,344	35%	$(1,730)	(32)%
DCME Products	211	41	878	40	(667)	(76)
Services	2,920	39	3,148	56	(228)	(7)

Total cost of revenues	$6,745	36%	$9,370	41%	$(2,625)	(28)%

Gross Profit:
IP Products	$7,016	66%	$9,736	65%	$(2,720)	(28)%
DCME Products	309	59	1,337	60	(1,028)	(77)
Services	4,626	61	2,512	44	2,114	84

Total gross profit	$11,951	64%	$13,585	59%	$(1,634)	(12)%

Cost of Revenues. The decrease in sales of IP and DCME products resulted in a corresponding decrease in cost of product revenues, combined also with higher direct margins on product revenues. Although overall cost of revenues decreased primarily as a result of the decrease in total revenues, we continue to incur the fixed overhead costs. The total cost of revenues decrease of $2.6 million can be attributed to the combined effect of higher margins for our products and services, as well as, to a lesser extent, lower allocated overhead costs and our restructuring activities in the third quarter of 2008.

While services revenues increased 33%, the cost of services revenues decreased 7% compared to the same period in 2008. The decrease was a mainly a result of lower outside professional services due to continued monitoring and control of expenditures. The cost of services revenues will vary from period to period depending on the timing of projects being implemented, which may not be in the same period in which the corresponding revenue is recognized.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, increased to 64% from 59% for the three months ended September 30, 2009 and 2008, respectively. This increase is primarily attributable to the higher margins attained in services revenues in the current quarter, which increased from 44% in the three months ended September 30, 2008 to 61%, as well as, for IP product margins increasing from 65% to 66% in the three months ended September 30, 2009.

Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins have remained relatively flat in the third quarter of 2009 over the same period last year because our hardware costs are a fixed percentage of our customer order amounts, and we anticipate this trend to continue.

The increase in services gross margin in the third quarter of 2009 compared to the same period of 2008 was attributable to higher service revenue mainly from recognition of revenues on completed and accepted installation services, maintenance support due to our increased customer installation base, our reduced cost structure in 2009 over 2008, and the normal recognition timing differences that occur between services expenses and services revenues.

We expect services expenses to remain fairly constant in the following quarters, with margins continuing to improve as a result of growing services and maintenance revenue throughout the remainder of the year.

Operating Expenses (amount in thousands).

	Three Months Ended September 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Operating Expenses:
Research and development, net	$4,527	24%	$5,612	24%	$(1,085)	(19)%
Sales and marketing	5,290	28	8,158	36	(2,868)	(35)
General and administrative	2,088	11	3,528	15	(1,440)	(41)
Restructuring charges	—	—	794	3	(794)	(100)
Total operating expenses	$11,905	64%	$18,092	79%	$(6,187)	(34)%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS. We record grants received from the OCS as a reduction of research and development expenses. Grants received from the OCS were $0.5 million and $0.6 million in the three months ended September 30, 2009 and 2008. Of the $1.1 million decrease in research and development expenses, $0.2 million is attributed to decreased employee and related expenses, and $0.3 million pertains to lower expenses for outside professional services and lower depreciation and supply purchases of $0.4 million as part of our overall monitoring of expenses and reduction in asset purchases. The employee related cost decrease of $0.2 million resulted from lower headcount of approximately 35% when compared to the third quarter of 2008. The decrease in headcount stems from the restructuring activities in the third quarter of 2008.

We expect research and development expenses to remain approximately at the current expenditure levels on an absolute basis during the remaining quarter of 2009, and to decrease as a percentage of total revenues as revenues increase through the last quarter of the year.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Of the $2.9 million decrease in sales and marketing expenses, $0.8 million was primarily attributable to the reduction in salaries and benefits resulted from headcount reductions of approximately 12% as part of our restructuring activities as well as lower employee related taxes in foreign jurisdictions. Costs for agent commission expenses were $0.7 million lower due to fewer deals that involved sales agents, particularly in Russia. Spending on outside professional services was reduced by $0.5 million as we reduced our outside sales and marketing support services, including certain ECI Telecom’s sales and marketing support services as part of our tight monitoring of costs. Additionally, travel expenses decreased by $0.3 million and commission expenses decreased by $0.3 million due to lower sales from the same period in 2008 and lower overhead expense allocations of $0.1 million.

We expect sales and marketing expenses to increase throughout the year as sales personnel meet their maximum annual commission tiers. However, sales and marketing expenses will also be impacted by the nature of sales arrangements which may include agent commissions and related expenses that will increase or decrease expenses based on the usage of third party agents.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. Of the $1.4 million decrease in general and administrative expenses, $1.1 million relates to lower amounts recorded in our allowance for doubtful accounts, including a reversal of $0.6 million due to the collection of receivables previously reserved and a decrease in SEC investigation costs from $0.2 million to zero in 2009. We reverse an allowance for doubtful accounts if there is significant improvement in the facts or circumstances pertaining to the customer for which the original allowance for doubtful accounts relates or the amounts are collected from the customer. Historically, the allowance for doubtful accounts has been adequate to cover the actual losses from uncollectible accounts. The SEC investigation costs in 2008 related to legal fees, costs for our independent auditors as well as other consultants. We do not anticipate incurring expenses from the ongoing SEC investigation in 2009 to be at the same extent as we did in 2008.

We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, and to increase as a percentage of total revenues as revenues increase throughout remainder of the year.

Restructuring charges. On July 31, 2008, we announced that we planned to reduce our workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. We incurred total restructuring charges of $0.8 million of costs during the three months of 2008 and zero cost in same period of 2009. During the three months ended March 31, 2009, we released an accrual for fixed assets of $39,000 and all related balances were paid in full as of March 31, 2009.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short and long-term investments, foreign currency exchange gains (losses) and collection fees offset by interest expense and bank charges. Other income (expense), net decreased from $1.1 million in other income to an expense of $(0.1) million for the three months ended September 30, 2008 and 2009, respectively. The difference was primarily due to a $1.1 million decrease in foreign currency exchange gains on certain balance sheet items that are denominated in foreign currency at September 30, 2009 compared to the same period in 2008. In the three months ended September 30, 2009, other income (expense) included an additional expense of $0.4 million resulting from the correction of prior period error. We determined that the amount was immaterial to the full fiscal year results. Interest income decreased by $0.1 million resulting from lower interest rates, and lower cash, cash equivalents and short term investment balances compared to the same period of 2008.

Provision (benefit) for income taxes. We made a provision (benefit) for income taxes of $1.6 million and $(0.2) million for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009 the tax provision was primarily attributable to the Company’s profitable foreign operations and the recording of a valuation allowance related to the deferred tax asset for the operations in Israel. During the three months ended September 30, 2009, the Company determined that as a result of recent cumulative losses and uncertainty regarding future taxable income, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods. Accordingly, the Company recorded a valuation allowance of $1.8 million against all of the net deferred tax assets. The tax benefit during the three months ended September 30, 2008 was primarily attributable to our loss on operations in Israel.

Net loss. Net loss was $1.6 million and $5.4 million for the three months ended September 30, 2009 and 2008, respectively. The net loss improved in the three months ended September 30, 2009 compared to the same period of 2008, primarily from the reduction of operating expenses of $6.2 million from expense control monitoring and the restructuring actions taken in 2008.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues (amount in thousands).

	Nine Months Ended September 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Revenues:
IP Products	$33,635	60%	$45,520	68%	$(11,885)	(26)%
DCME Products	2,428	4	5,030	7	(2,602)	(52)
Services	20,404	36	16,556	25	3,848	23

Total revenues	$56,467	100%	$67,106	100%	$(10,639)	(16)%

Revenue by Geography:
Europe, Middle East and Africa	$26,730	47%	$38,310	58%	$(11,580)	(30)%
North America	9,091	16	12,300	18	(3,209)	(26)
Asia Pacific and India	10,652	19	9,521	14	1,131	12
Caribbean and Latin America	9,994	18	6,975	10	3,019	43

Total revenues	$56,467	100%	$67,106	100%	$(10,639)	(16)%

IP product revenues decreased 26% on lower bookings in the nine months ended September 30, 2009 as compared with the same period of 2008. The decrease in IP product bookings was a result of the slowdown of the global economy. In addition, less revenue was recognized from prior year’s bookings on VOIP solutions in the nine months of 2009, as compared to 2008. The IP revenues were also impacted as fewer projects were completed and accepted in the nine months ended September 30, 2009 than in the same period of 2008. The timing and amount of bookings is affected by a number of factors, including a continued tightening of customer budgets in a very difficult worldwide economic environment. the slowdown in capital spending in some regions that have placed orders in the past and increased competition in some regions, particularly in the North America region and the Europe, Middle East and Africa region, and specifically Russia. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will continue to decline.

DCME product revenues decreased 52% in the nine months ended September 30, 2009 over the same period last year and was the result of the expected continuing decline in the size of the overall DCME market as customers migrate from traditional voice networks utilizing DCME products over to those increasingly using IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We still expect our DCME product sales to continue to decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.

Services revenues increased 23% in the nine months ended September 30, 2009 over the same period last year. Our IP services revenues increased to $18.0 million in the nine months of 2009 from $13.2 million in the nine months of 2008 due to recognition of revenues from large deals on completed and accepted projects for professional services, and increased support and maintenance from a larger IP customer installation base. This increase in IP services revenue was offset by a decrease in DCME services revenues of $0.9 million, from $3.3 million to $2.4 million in the nine months ended September 30, 2008 and 2009, respectively. Over time, as with the DCME product revenues, we expect DCME services revenues to decrease as new DCME implementations continue to decrease and customers migrate to next generation networks.

Revenue by Geography

The decrease in total revenues of $10.6 million primarily resulted from a decrease in sales in the Europe, Middle East and Africa region and in the North America region due to the economic downturn. The decrease in North America, Europe, Africa and the Middle East region was partially offset by an increase in revenues from Russia of 12% for the same period. The Caribbean and Latin America region experienced a significant increase due to the expansion of our products, particularly Brazil. There was also a $1.1 million increase in the Asia Pacific and India region as a result of continuing market penetration with new and existing customers. During the nine months ended September 30, 2009, revenues were 16% from North America and 84% international as compared to 18% from North America and 82% international during the nine months ended September 30, 2008. The geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Nine Months Ended September 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Cost of Revenues:
IP Products	$13,565	40%	$18,527	41%	$(4,962)	(27)%
DCME Products	943	39	1,958	39	(1,015)	(52)
Services	8,769	43	10,982	66	(2,213)	(20)

Total revenues	$23,277	41%	$31,467	47%	$(8,190)	(26)%

Gross Profit:
IP Products	$20,070	60%	$26,994	59%	$(6,924)	(26)%
DCME Products	1,485	61	3,072	61	(1,587)	(52)
Services	11,635	57	5,573	34	6,062	109

Total gross profit	$33,190	59%	$35,639	53%	$(2,449)	(7)%

Cost of Revenues. The decrease in sales of IP and DCME products resulted in a corresponding decrease in cost of product revenues, combined also with higher direct margins on product revenues. Although overall cost of revenues decreased primarily as a result of the decrease in total revenues, we continue to incur the fixed overhead costs. The overall decrease in cost of revenues includes the benefit from a correction of an error of $0.2 million that was corrected in the six months ended June 30, 2009 but related to the prior year. We do not believe that correcting the error in first half of 2009 is material to the nine months ended September 30, 2009 or the expected results for the year 2009.

Although services revenues increased 23%, the cost of services revenues decreased 20% compared to the same period in 2008. The decrease was a result of lower salaries and related costs of $0.4 million due to lower headcount from the restructuring activities in the third quarter of 2008, decreased outside consulting and professional services of $1.0 million and reduced travel related costs of $0.5 million. The cost of services revenues will vary from period to period depending on the timing of projects being implemented, which may not be in the same period in which the corresponding revenue is recognized. We expect cost of service revenues to slightly increase as services revenue increases throughout the year.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, increased to 59% from 53% for the nine months ended September 30, 2009 and 2008, respectively. This increase is primarily attributable to the higher margins attained on services revenues in the nine months ended September 30, 2009, which increased from 34% in the nine months ended September 30, 2008 to 57% in the nine months ended September 30, 2009.

Overall IP product gross margin may fluctuate on a sequential quarter over quarter basis due to changes in the IP product mix and the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins have remained relatively flat in the nine months ended September 30, 2009 over the same period last year because our hardware costs are a fixed percentage of our customer order amounts, and we anticipate this trend to continue.

The increase in services gross margin in the nine months ended September 30, 2009 compared with to the same period of 2008 was attributable to higher services revenue mainly from maintenance support due to our increased customer installation base, the timing of services expenses, which may not be in the same period as when the services revenues are recognized and our reduced cost structure in 2009 over 2008. We expect our services margins to improve during the remaining period of 2009 over the corresponding periods in 2008 due to expected growth in our services revenue in the remaining period of 2009 as compared to the same period in 2008.

Operating Expenses (amount in thousands).

	Nine Months Ended September 30,
	2009		2008
		Percentage of Total Revenue		Percentage of Total Revenue
					Period-to-Period Change
	Amount		Amount		Amount	Percentage
Operating Expenses:
Research and development, net	$14,078	25%	$20,747	31%	$(6,669)	(32)%
Sales and marketing	17,457	31	22,957	34	(5,500)	(24)
General and administrative	7,863	14	12,155	18	(4,292)	(35)
Restructuring charges	—	—	794	1	(794)	(100)

Total operating expenses	$39,398	70%	$56,653	84%	$(17,255)	(30)%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the OCS. We record grants received from the OCS as a reduction of research and development expenses. Grants received from the OCS were $1.8 million in the nine months ended September 30, 2008 compared to $1.6 million for the nine months ended September 30, 2009. The decrease in research and development expenses was primarily due to a $3.2 million decrease in employee and related expenses and a decrease in consulting expenses of $1.6 million. The primary driver of the employee related cost decrease resulted from headcount reductions as part of our restructuring activities in the third quarter of 2008. Headcount associated with research and development activities decreased 32% as of September 30, 2009 as compared to the same period of 2008. Decreases in direct equipment supplies and depreciation expenses also contributed an additional $1.0 million in expense reductions as we reduced our spending on capital purchases.

We expect research and development expenses to remain approximately at the current expenditure levels on an absolute basis during the remaining quarter of 2009, and to decrease as a percentage of total revenues as revenues increase throughout the year.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Of the $5.5 million decrease in sales and marketing expenses, employee related expenses were lower by $1.1 million from headcount reductions of approximately 7% as part of our restructuring activities as well as lower employee related taxes in foreign jurisdictions. Spending on consulting services was reduced by $1.2 million as we reduced our outside sales and marketing support services, including certain ECI Telecom’s sales and marketing support services and travel expenses by $1.0 million as we controlled our spending. Expenses were $1.3 million lower due to fewer deals that involved sales agents, particularly in Russia. Also, spending on marketing programs was reduced by $0.6 million. The expense decreases were partially offset by an increase in equipment testing costs of $0.2 million.

We expect sales and marketing expenses to increase in the last quarter as sales personnel meet their higher annual commission tiers. However, sales and marketing expenses will also be impacted by nature of sales arrangements which may include agent commissions and related expenses that will increase or decrease expenses based on the usage of third party agents.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. The $4.3 million decrease in general and administrative expenses was primarily a result of the $2.3 million decrease in expenses associated with the SEC investigation, which included costs related to legal fees, costs for our independent auditors as well as other consultants in the nine months ended September 30, 2009. We do not anticipate incurring expenses from the ongoing SEC investigation in 2009 to the same extent we experienced in 2008. The decrease also related to a lower allowance for doubtful accounts of $1.5 million, which included a reversal of $0.6 million due to the collection of receivables previously reserved. We reverse an allowance for doubtful accounts if there is significant improvement in the facts or circumstances pertaining to the customer for which the original allowance for doubtful accounts relates or the amounts are collected from the customer. Historically, the allowance for doubtful accounts has been adequate to cover the actual losses from uncollectible accounts.

We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis, and to increase as a percentage of total revenues as revenues increase during the last quarter of the year.

Restructuring charges. On July 31, 2008, we announced that we planned to reduce our workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. We incurred total restructuring charges of $0.8 million of costs during the nine months of 2008 and zero cost in same period of 2009. During the three months ended March 31, 2009, we released an accrual for fixed assets of $39,000 and all related balances were paid in full as of March 31, 2009.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and short term investments, foreign currency exchange gains (losses) and collection fees offset by interest expense and bank charges. Other income (expense), net, was $24,000 in the nine months ended September 30, 2009, as compared with other income, net of $0.2 million in the nine months ended September 30, 2008. The difference was primarily due to lower interest income of $0.7 million resulting from lower interest rates, and lower cash, cash equivalents and short term investment balances. The decrease was also due to lower foreign currency exchange losses of $0.6 million in the first nine months of 2009, on certain balance sheet items that are denominated in foreign currency. In the three months ended September 30, 2009, other income (expense) included an additional expense of $0.4 million resulting from the correction of prior period error. We determined that the amount was immaterial to the full fiscal year results.

Provision (benefit) for income taxes. We made a provision (benefit) for income taxes of $1.4 million and $(0.7) million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 the tax provision was primarily attributable to the Company’s profitable foreign operations and the recording of a valuation allowance related to the deferred tax asset for the operations in Israel. During the nine months ended September 30, 2009, the Company determined that as a result of recent cumulative losses and uncertainty regarding future taxable income, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods. Accordingly, the Company recorded a valuation allowance of $1.8 million against all of the net deferred tax assets. The tax benefit during the nine months ended September 30, 2008 was primarily attributable to our loss on operations in Israel.

Net loss. Net loss was $7.6 million and $20.1 million for the nine months ended September 30, 2009 and 2008, respectively. The net loss decreased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, due to decrease in operating expenses of $17.3 million from expense control monitoring and the restructuring actions taken in 2008.

Liquidity and Capital Resources

At September 30, 2009, we had unrestricted cash, cash equivalents, and short-term investments and long-term investments of $32.3 million, a decrease from $38.0 million from December 31, 2008.

We anticipate our cash and related balances to increase in aggregate for the next 12 months as revenues increase and operating expenses decrease moderately from savings due to the restructuring completed in 2008. As a result, we believe that our existing cash, cash equivalents, short-term investments and long-term investments will meet our normal operating and capital expenditure needs for at least the next twelve months.

Operating Activities

Net cash used in our operating activities was $5.9 million and $19.7 million during the nine months ended September 30, 2009 and 2008, respectively.

Net cash used in our operating activities in the nine months ended September 30, 2009 was primarily attributable to our net loss of $7.6 million. The amount of cash used related to a decrease in deferred revenues of $4.0 million and decreases in accrued payroll and expenses of $3.9 million, offset by a decreases in inventories of $4.3 million, accounts receivable of $3.7 million, prepaid expenses and other current assets of $1.3 million and related party, net, by $5.2 million. Further, we incurred non-cash costs of $2.0 million for depreciation, $3.0 million of stock-based compensation and $1.2 million of deferred tax assets. Our working capital decreased to $42.9 million as of September 30, 2009, from $47.1 million as of December 31, 2008.

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

Investing Activities

Net cash used in our investing activities was $14.0 million and $0.8 million during the nine months ended September 30, 2009 and 2008.

Investing activities in the nine months ended September 30, 2009 consisted primarily of net purchases of short-term investments of $10.3 million and purchases of long-term investments of $2.8 million, as well as purchases of property and equipment of $0.8 million.

Investing activities in the nine months ended September 30, 2008 consisted primarily of net purchases of short-term investments of $8.8 million as well as purchases of property and equipment of $1.6 million, offset by sales and maturities of short-term investments of $9.6 million.

Financing Activities

Net cash provided by our financing activities was $58,000 for the nine months ended September 30, 2009 for proceeds received from the exercise of stock options.

Net cash used in our financing activities in the nine months ended September 30, 2008 was due to repayments of a loan in the amount of $2.7 million offset by proceeds received from the exercise of stock options in the amount of $0.6 million.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The majority of our revenues, costs of sales and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel and Brazilian Real would have fluctuated by 10%, in the nine months ended September 30, 2009, the effect of our local currency expenses, excluding the impact of any foreign currency forward contracts, would have increased or decreased by $1.4 million.

We are also impacted by assets or liabilities that are denominated in a currency other than a subsidiary’s functional currency. Our intercompany long-term loan with our Brazilian subsidiary is denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. However, our long-term certificate of deposit is denominated in Brazilian Real and changes in value related to the Brazilian Real are a component of our shareholders equity. The impact of a change in the foreign exchange rate between the U.S. dollar and the Brazilian Real during the nine months ended September 30, 2009 resulted in the decrease in the amounts payable in Brazilian Real from December 31, 2008, therefore a gain of $0.3 million at September 30, 2009 is recorded in other income. We also had foreign currency risk related to cash, and accounts receivable that are denominated in local currency for subsidiaries with U.S. dollar functional currencies. At September 30, 2009, we had in cash and accounts receivable amounts in Russian Rubles, Euros, Indian Rupees and New Israeli Shekel. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded in other income (expense) a net amount of $(0.6) million.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, short-term and long-term investments totaling $32.3 million at September 30, 2009. These amounts were invested primarily in money market funds and treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income. We purchased a long-term investment in the form of a certificate of deposit denominated in Brazilian Real which will mature in 2011. The rate is based on a monthly rate determined by the Central Bank of Brazil. Although the rates are subject to change, we can withdraw the cash with one month interest penalty. Due to the liquidity of the long-term investment, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. The interest earned of $24,000 at September 30, 2009 is recorded in other income (expense) in the Consolidated Statement of Operations.

Forward Contracts

In general, we have operating expenses in foreign currencies and the changes in exchange rates, and in particular a strengthening or weakening of the U.S. dollar will affect our operating expenses as it is expressed in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We may enter into foreign currency forward contracts with financial institutions to protect against foreign exchange risks associated with certain expenses in New Israeli Shekels. Generally, our practice is to hedge a majority of our material foreign exchange exposures, typically for thirty days. A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations, and the prohibitive economic cost of hedging particular exposures. Our forward contracts reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. Beginning second quarter of 2009, we purchased forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on 75% of the identified New Israeli Shekel expenses. During the nine months ended September 30, 2009, the benefit of the forward contracts recorded in other income (expense), net was $0.4 million, respectively.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2009, subject to the limitations described below, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, on January 27, 2009, we received a subpoena from the SEC requesting the production of certain documents relating to the Company’s business practices in Vietnam. We are in the process of responding to this subpoena. In November 2009, the Staff of the SEC contacted the Company concerning some of the transactions described above and the Company is cooperating with the Staff.

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

Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. Our stock has traded below $1.00 per share over the last twelve months. On September 15, 2009 we received a staff deficiency letter from The Nasdaq Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Marketplace Rule 5450(a)(1), or the Rule. Further, the Nasdaq notice informed us that in accordance with Marketplace Rule 5810(c)(3)(A), we have been given 180 calendar days, or until March 15, 2010, to regain compliance with the Rule. If we do not regain compliance with the Rule by March 15, 2010, Nasdaq will provide written notification to Veraz that its common stock may be delisted. At that time, Veraz may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. There can be no assurance that, if Veraz does appeal the Nasdaq Staff’s Determination, such appeal would be successful. If our stock price trades below $1.00 for a sustained period, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. If we fail to comply with the listing standards, our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing off the NASDAQ could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

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

In the nine months ended September 30, 2009 and the year ended December 31, 2008, we used $5.9 million and $15.8 million, respectively to fund our operating activities and we have never generated sufficient cash to fund our operations. During the third quarter of 2008, we undertook a significant restructuring initiative involving the elimination of approximately 160 positions through layoffs from all departments throughout our organization, but primarily in the research and development and services organizations, and in our India operations. The objective of the restructuring was to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key products may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million and for the year ended December 31, 2008, we recorded net losses of approximately $21.0 million. For the first nine months of 2009, we recorded a loss of $7.6 million. As of December 31, 2007 and 2008, our accumulated deficit was $56.2 million and $77.2 million, respectively. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

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

ECI owns approximately 25% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. Because of the nature of our business relationship with ECI and the size and nature of ECI’s ownership position in us, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company. In 2007, ECI was acquired by affiliates of the Swarth Group and certain other funds that have appointed Ashmore Investment Management Limited as their investment manager which maintains dispositive and/or voting power. In addition, ECI is no longer traded on NASDAQ. As a result of the change in ownership, the investment objectives of ECI may have changed as compared to the investment objectives when ECI was a publicly-traded company. The possible change in investment objectives may affect whether, or for how long, ECI will continue to hold our shares and any sales may be difficult and may depress the price of our stock.

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

To date, we have sold our IP products to approximately 127 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions, and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

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

In particular, we historically utilized ECI as an agent for selling our IP and DCME products in Russia and an affiliate of ECI provided services for us in Russia. During the nine months ended September 30, 2009, and fiscal years ended December 31, 2008, 2007, and 2006, $6.5 million, $13.2 million, $23.9 million and $28.7 million, respectively, of our revenues were derived from sales in Russia, which required, in some cases, payment of an agent fee to ECI or an affiliate of ECI. We have terminated our relationship with ECI in Russia and are endeavoring to establish a direct sales and services team in the region. We may not successfully develop that direct sales and services team and our sales and revenue in the region could continue to weaken and our business and results of operations could be adversely effected.

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

For the nine months ended September 30, 2009, and fiscal years ended December 31, 2008, 2007, and 2006 revenues from outside North America were approximately $47.4 million, $77.6 million, $93.1 million, and $81.8 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize our product software license revenue in accordance with Software Revenue Recognition literature. The AICPA or other accounting standards setters may continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the past we have had to defer recognition for license fees, and may have to do so again in the future. Such deferral may be as a result of several factors, including whether a transaction involves:

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

Many of our 154 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

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

Veraz Networks, Inc.

Date: November 16, 2009	By:	/s/ Albert J. Wood
	Name:	Albert J. Wood
	Title:	Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002