Form 10-K
period 2009-12-31
Veraz Networks, Inc.
filed 2010-03-16
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐Accelerated filer  ☐Non-accelerated filer  ☑Smaller reporting company  ☐

                                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2009, based on the closing price of such stock on the NASDAQ Global Market on such date, was approximately $17,113,230. Shares held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of February 26, 2010, 44,180,467 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2010 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

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

PART I

Item 1. Business

Our Company

We were incorporated in Delaware on October 18, 2001, and are a leading global provider of voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to transport, convert and manage data and voice traffic over both legacy Time-Division Multiplexing, or TDM, networks and Internet Protocol, or IP, networks, while enabling Voice over IP, or VoIP, and other multimedia services. Our products consist of our bandwidth optimization products and our Next Generation Network, or NGN, switching products. Our bandwidth optimization products include our I-Gate 4000 family of stand-alone media gateways and session bandwidth optimizers and our DTX family of digital circuit multiplication equipment, or DCME, products. Our NGN solution includes our ControlSwitch product family based on the IP Multimedia Subsystem, or IMS, architecture, our Network-adaptive Border Controller product family, Veraz’s session border controller, or SBC, solution providing security and session management, and our I-Gate 4000 family of media gateways. We also offer services consisting of hardware and software maintenance and support, installation, training and other professional services.

Our early business was based on the sale of DCME products to service providers for use in their legacy TDM networks. DCME optimizes the transmission of voice across existing transmission links through the use of specific voice compression and voice quality enhancement. We have increasingly focused our efforts on our IP products (media gateways and our ControlSwitch product family).

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

The combination of our media gateways and ControlSwitch forms a comprehensive network solution that is capable of converging legacy and IP networks, delivering new revenue generating services on an IP infrastructure while maintaining existing services from legacy infrastructure. The I-Gate 4000 family of media gateways are physically connected to both circuit and packet networks and serves as a bridge between the voice traffic carried over the public switched telephone network, or PSTN or legacy TDM networks and packet-based IP networks. The I-Gate 4000 family of media gateways provides superior voice quality and industry-leading compression to lower operating expense. The ControlSwitch controls the media gateway and provides call control, call policy routing and enables other back office functionality such as billing.

Our ControlSwitch solution offers equal or superior functionality, reliability and voice quality as that offered by legacy voice switches over both legacy and IP networks, and has additional advantages such as flexibility in network design and management, compact size, open and multi-vendor architecture and quick programmability for new service creation and turn-up.

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

•	Back office functionality, managed by the Element Management System includes reporting, call information for billing and troubleshooting for our softswitch solution.

Network-adaptive Border Controller

The Network-adaptive Border Controller, or N-aBC, is a true next generation security and session management platform, designed to address the key shortcomings in current generation SBCs. The N-aBC provides significant additional benefits and delivers graceful network evolution for service providers.

•	Integrated support for both SIP/H.323 and SS7 services enables service providers to fully leverage their investment in TDM services as they migrate toward an all-IP next generation network.

•	Built-in security for web-services based applications enables service providers to protect their call session handling infrastructure as well as their applications.

•	Centralized routing and session management provide real-time global optimization of session handling, resulting in lower network costs and higher quality services.

•	Centralized local and global security and call-admission control policies significantly simplify the management of security policies while increasing their granularity and effectiveness.

•	Industry leading VoIP compression without sacrificing voice quality dramatically lowers network transport costs and minimizes the risks of network congestion or overload.

•	Application-independent security and session management simplify the development and management of new applications.

•	Centralized, network-wide, operations support lowers the cost to deploy, maintain and manage both TDM and IP services.

I-Gate 4000 Media Gateways

Our I-Gate 4000 PRO and I-Gate 4000 EDGE media gateways are hardware devices that transport and convert the voice traffic between PSTN and IP networks. Our I-Gate 4000 family of media gateways can also offer superior voice compression, up to 16:1 while maintaining superior voice quality. Media gateways are usually categorized by voice channel capacity. Typically, media gateways supporting less than 1,000 simultaneous voice channels, such as our I-Gate 4000 EDGE are considered low density while media gateways supporting greater than 10,000 simultaneous voice channels, such as our I-Gate 4000 PRO, are considered high density.

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

Both products support various PSTN interfaces including T1, E1 and IP interfaces such as Fast Ethernet. In addition, the I-Gate 4000 PRO also supports PSTN interfaces including DS3, STM-1, OC-3 and IP interfaces such as Gigabit Ethernet.

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

Competition

The market for carrier packet voice infrastructure solutions is intensely competitive, subject to rapidly changing technology and is significantly affected by new product introductions and the market activities of other industry participants. We expect competition to persist and intensify in the future. This market has historically been dominated by established telephony equipment providers, such as Alcatel-Lucent, Ericsson and Nokia-Siemens Networks, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Sonus Networks, and Huawei, some of which have entered our market by acquiring companies that design competing products. In addition, these competitors have broader product portfolios and more extensive customer bases than we do. Some of our competitors also have significantly greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. Other smaller and mostly privately-held companies are also focusing on our target markets.

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

Employees

At December 31, 2009, we had 329 employees, including 130 employees in research and development and engineering, 95 employees in professional services, 63 employees in sales and marketing, and 41 employees in general and administrative and operational functions. None of our employees are represented by labor unions.

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

Declining business and consumer confidence and increased unemployment have resulted in an economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse affect on us because we are dependent on capital budgets and confidence of our customers, and some of our customers are dependant on obtaining credit to finance purchases of our products. Our revenues have declined and are likely to continue to decline in such circumstances. Factors such as business investment, and the volatility and strength of the capital markets affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic slowdown characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, more volatile capital markets, fewer options to obtain credit and lower consumer spending, the demand for our products could be adversely affected. Adverse changes in the economy and continuing recession, particularly domestically and in Russia, could affect earnings negatively and could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to comply with the listing requirements of NASDAQ, the price of our common stock and our ability to access the capital markets could be negatively impacted, and our business will be harmed.

Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. Our stock has traded below $1.00 per share over the last 12 months. On September 15, 2009, we received a staff deficiency letter from The NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ under Marketplace Rule 5450(a)(1), or the Rule. Further, the Nasdaq notice informed us that in accordance with Marketplace Rule 5810(c)(3)(A), we have been given 180 calendar days, or until March 15, 2010, to regain compliance with the Rule. If we do not regain compliance with the Rule by March 15, 2010, Nasdaq will provide written notification to Veraz that its common stock may be delisted. We expect to receive the written notification from the NASDAQ on March 16, 2010. At that time, Veraz may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. There can be no assurance that, if Veraz does appeal the Nasdaq Staff’s Determination, such appeal would be successful. If our stock price trades below $1.00 for a sustained period, we may seek to implement a reverse stock split. Reverse stock splits frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. If we fail to comply with the listing standards, our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing off the NASDAQ could adversely affect the liquidity of our common stock and the delisting of our common stock would significantly affect the ability of investors to trade our securities and could significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest, and fewer business development opportunities. In addition, we would be subject to a number of restrictions regarding the registration and qualification of our common stock under federal and state securities laws.

Our retention of PageMill Partners to assist the Company in examining strategic alliance, divestitures, and acquisition opportunities may result in the loss of sales to current and new customers, stricter terms with vendors, may be diversion of management’s time and attention, and ultimately may not succeed.

As announced on March 11, 2010 in a press release, PageMill Partners has been retained to assist the Company in examining our strategic alliance, divestitures, and acquisition opportunities. We believe that some of our customers and/or vendors may become concerned about the possible impact of such a transaction on the product strategy and future direction of the Company. If our business relationships are modified, reduced or terminated, with certain customers or vendors, our business will suffer. Further, the continuing review of strategic alliances, divestitures, and acquisition opportunities has caused and may continue to cause, a diversion of our management’s time and attention which could also have a material adverse effect on our financial condition and results of operations. Finally, there can be no assurances that any appropriate strategic alliance, divestitures, and acquisition opportunity will be found.

The demand for our solutions depends in large part on continued capital spending in the telecommunications equipment industry. A decline in demand, or a decrease or delay in capital spending by service providers, could have a material adverse effect on our results of operations.

We are exposed to the risks associated with the volatility of the U.S. and global economies, including specifically the continued volatility in certain global markets, such as Portugal, Italy, Greece and Spain where we have historically successfully sold our products. The difficulty in obtaining credit in these markets and decreased visibility regarding whether or when there will be sustained growth periods for sales of our products in these and other markets and uncertainty regarding the amount of sales, since our customers may rely on lending arrangements and/or have limited resources to finance capital technology expenditures, may have an adverse effect on our business and operations. In addition, it is expected that this recent economic turmoil and the resulting economic uncertainty will result in decreased consumer spending, which will likely reduce the need for our products from customers. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition, and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower-than-anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, or pricing pressure as a result of the slowdown.

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

Our success depends in large part on continued migration to an IP network architecture for communications. If the migration to IP networks does not occur or if it occurs more slowly than we expect, our operating results would be harmed.

Our IP products are used by service providers to deliver communications over IP networks. Our success depends on the continued migration of service providers’ networks to a single IP network architecture, which depends on a number of factors outside of our control. For example, existing networks include switches and other equipment that may have remaining useful lives of 20 or more years, and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business model. As a result, service providers may defer investing in products such as ours that are designed to migrate communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.

Although we have undertaken a concerted effort to reduce costs, including restructuring efforts, to streamline our operations and to reduce our overall cash burn rate, we have not had sustained profits and our losses could continue.

For the years ended December 31, 2009, 2008, and 2007, we used $4.5 million, $15.8 million, and $12.7 million, respectively to fund our operating activities and we have never generated sufficient cash to fund our operations. During the third quarter of 2008, we undertook a significant restructuring initiative involving the elimination of approximately 160 positions through reduction in force affecting all departments throughout our organization, but primarily in the research and development and services organizations, and in our India operations. The objective of the restructuring was to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. We have continued to focus significant efforts on reducing costs during 2009. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million and for the years ended December 31, 2008 and December 31, 2009, we recorded net losses of approximately $21.0 million and $11.6 million, respectively. As of December 31, 2008 and 2009, our accumulated deficit was $77.2 and $88.8 million, respectively. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

We received a letter regarding a confidential informal inquiry by the SEC, or SEC Inquiry, and in January 2009 received a subpoena from the SEC as well. Cooperation with such governmental actions has and will continue to cost significant amounts of money and management resources and may result in charges filed against us and in fines or penalties.

On April 3, 2008, we received a letter from the SEC informing us that the SEC is conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent legal counsel to perform an internal investigation. Further, on January 27, 2009, we received a subpoena from the SEC requesting the production of certain documents relating to the Company’s business practices in Vietnam. In November 2009, the Staff of the SEC contacted the Company concerning some of the transactions described above. In January 2010, the Company and the staff of the SEC reached a tentative resolution of the matters described above. Under the terms of the resolution, the Company, without admitting or denying the allegations, will consent to the entry of an injunction prohibiting violations of the non-fraud provisions of the FCPA and to pay a civil penalty of $300,000. The agreement requires approval by the SEC and is subject to court approval.

We have incurred, and continue to incur, significant costs related to the SEC Inquiry, which had a material adverse effect on our financial condition and results of operations in 2008 and to a lesser degree in 2009 and will, in future quarters, including at least the first quarter of 2010, also have a material adverse effect on our financial condition and results of operations. Further, the SEC Inquiry has caused and may continue to cause, a diversion of our management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth, or profitability.

Competition in the market for our products, and especially our IP products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent, Ericsson LM Telephone Co., and Nokia-Siemens Networks, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., and Sonus Networks, Inc. While some of the established competitors are exiting the market, we are seeing increasingly intense competition from Huawei, which leverages its broad product portfolio and significant financial resources to compete with us for our switching business.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and they may continue to fluctuate in the future due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. From our experience, customer purchases of telecommunications equipment have been unpredictable and irregular batch sales as customers build out their networks, rather than regular, recurring sales. The primary factors that may affect our quarterly revenues and results include the following:

•	fluctuation in demand for our products and the timing and size of customer orders;

•	the length and variability of the sales cycle for our products;

•	new product introductions and enhancements by our competitors and us;

•	our ability to develop, introduce, and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the mix of product configurations sold and the mix of sales to new customers and expansion sales to existing customers;

•	the mix of products sold such as between NGN sales and sales of bandwidth optimization products;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	costs related to acquisitions of complementary products, technologies, or businesses;

•	changes in our pricing policies, the pricing policies of our competitors, and the prices of the components of our products;

•	the timing of revenue recognition, amount of deferred revenues, and receivables collections;

•	difficulties or delays in deployment of customer IP networks that would delay anticipated customer purchases of additional products and services;

•	general economic conditions, as well as those specific to the telecommunications, networking, and related industries;

•	consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•	the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy.

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

We have historically conducted a significant amount of business with ECI Telecom Ltd., or ECI. If our relationship with ECI is adversely affected our business could be harmed and our results of operations could be negatively affected.

ECI may make strategic choices that are not in the best interest of the Company or its stockholders. For example, other than restrictions with respect to ECI’s exploitation of DCME products, nothing prohibits ECI from competing with us in other matters or offering VoIP products which compete with ours. We may not be able to resolve any potential conflicts that may arise between ECI and us, and even if we are able to do so, the resolution may be less favorable than if we were dealing with an unaffiliated third party. ECI also owns the technology underlying our DCME product lines. Pursuant to the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, we have secured the right to act as exclusive worldwide distributor of ECI’s DCME line of products. Under the DCME Agreement, ECI provides certain supply, service, and warranty obligations, and manufactures or subcontracts the manufacture of all DCME equipment sold by us. The DCME Agreement may only be terminated by ECI in the event we project DCME revenues of less than $1 million in a calendar year, we breach a material provision of the DCME Agreement and fail to cure such breach within 30 days, or we become insolvent. Upon the occurrence of one of these events and the election by ECI to terminate the DCME Agreement, ECI would be under no obligation to continue to contract with us. In addition, ECI beneficially owns a significant percentage of our common stock. If the value of the shares of our common stock held by ECI declines, either by disposition of the shares or a decline in our stock price, ECI may be less likely to enter into agreements with us on reasonable terms or at all. Accordingly, in light of the potential volatility in our stock price as previously noted we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms. In the event of the occurrence of one of these termination events. In addition, our relationship with ECI could be adversely affected by a divestment of our common stock or by declining in our stock price. We do not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable us to obtain DCME or similar products in the event that ECI ceases to provide us with DCME products. Should ECI become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, we will need to take remedial measures to manufacture DCME or similar products, which could be expensive. If such efforts fail, our business may be materially harmed. In the event of the occurrence of one of these termination events, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms.

ECI beneficially owns a significant percentage of our common stock, which will allow ECI to significantly influence us and matters requiring stockholder approval and could discourage potential acquisitions of our company.

ECI owns approximately 25% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. Because of the nature of our business relationship with ECI and the size and nature of ECI’s ownership position in us, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership percentage of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company. In 2007, ECI was acquired by affiliates of the Swarth Group and certain other funds that have appointed Ashmore Investment Management Limited as their investment manager which maintains dispositive and/or voting power over the shares of our common stock held by ECI. In addition, ECI is no longer traded on NASDAQ and has requested that we register their shares under a S-3 registration statement. As a result of the change in ownership and the request for registration, the investment objectives of ECI may have changed as compared to the investment objectives when ECI was a publicly-traded company. The possible change in investment objectives may affect whether, or for how long, ECI will continue to hold our shares and any sales may be difficult and may depress the price of our stock.

Our revenue and operating results may be adversely impacted if sales of our IP products and other products are unstable, if revenue from our bandwidth optimization products continues to fluctuate and if the mix between new sales and expansion sales changes substantially.

Our DCME products incorporate mature technologies that we expect to be in lower demand by our customers in the future. While we are actively pursuing new customers for our DCME products and seeking to increase sales of our additional product offerings to these customers, including our IP products, we believe that there are fewer opportunities for new DCME sales, and we expect DCME sales to continue to decrease over the foreseeable future. Further, we have seen increasing fluctuation on an annual basis for our bandwidth optimization products. If the decrease in DCME revenues occurs more rapidly than we anticipate and/or the sales of our other products, including our IP products, do not make up for the decline in revenues, our business and results of operations will be harmed. Additionally, we believe that the mix between new IP product sales and expansion sales in any given quarter may fluctuate and our gross margins could be adversely impacted. Further, if our expected DCME sales decrease below $1 million in a calendar year ECI may terminate the DCME Agreement.

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

To date, we have sold our IP products to approximately 131 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions, and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

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

For the fiscal years ended December 31, 2009, 2008, and 2007 revenues from outside North America were approximately $63.4 million, $77.6 million, and $93.1 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the NASDAQ Stock Market Rules, or Nasdaq rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and will be subject to annual audits by our independent auditors. We are presently evaluating our internal controls for compliance and will be required to comply with the Sarbanes-Oxley guidelines beginning with our Annual Report on Form 10-K for the year ending December 31, 2010, to be filed in early 2011. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure. Although our review is not complete, we have taken steps to improve our internal control structure by hiring or transferring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, we cannot be certain regarding when we will be able to successfully complete the procedures, certification, and attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

In order to achieve and maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories, including particular standards relating to our DCME products.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

For example, we recognize our product software license revenue in accordance with Software Revenue Recognition literature. The American Institute of Certified Public Accountants or other accounting standards setters may continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the past we have had to defer recognition for license fees, and may have to do so again in the future. Such deferral may be as a result of several factors, including whether a transaction involves:

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

Many of our 156 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have renewed the lease for six months from November 1, 2009 until April 30, 2010 of our 24,747 square-foot facility for our corporate headquarters in San Jose, California. We also lease small sales office facilities in each of Fort Lauderdale, Florida; Herndon, Virginia; Brazil, Russia, France, Singapore, India, and the United Kingdom. In addition, we lease approximately 46,400 square feet in Petach Tikva, Israel for sales, development, support and general and administrative functions. We do not own any real estate. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional facilities.

Item 3. Legal Proceedings

We are not a party to any material legal proceeding. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4. Removed and Reserved

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock and Related Shareholder Matters

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VRAZ”. The following table summarizes the high and low sales prices for our common stock as reported by the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal Year 2009
First quarter	$1.33	$0.36
Second quarter	$0.95	$0.48
Third quarter	$1.20	$0.64
Fourth quarter	$1.11	$0.81
Fiscal Year 2008
First quarter	$5.38	$2.32
Second quarter	$2.92	$1.63
Third quarter	$1.81	$0.01
Fourth quarter	$1.19	$0.28

As of February 26, 2010, we had approximately 82 shareholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following performance graph compares the cumulative total return to stockholders on our common stock for the period from April 5, 2007 (the date our shares of common stock first traded) through December 31, 2009 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph reflects an investment of $100 on April 5, 2007 in our common stock and in each of the indices, and, in each case, assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

2008	1/08	2/08	3/08	4/08	5/08	6/08	7/08	8/08	9/08	10/08	11/08	12/08
Veraz Networks Inc	62.31	34.36	31.54	32.95	24.62	21.79	10.90	17.95	14.10	8.08	6.79	5.26
NASDAQ Composite	97.70	93.43	93.41	99.05	103.53	94.36	94.31	95.60	83.74	68.66	61.47	63.32
NASDAQ Telecommunications	94.59	93.84	91.75	100.14	108.19	93.91	96.86	99.30	81.15	64.59	58.61	59.81

2009	1/09	2/09	3/09	4/09	5/09	6/09	7/09	8/09	9/09	10/09	11/09	12/09
Veraz Networks Inc	8.46	6.54	6.67	10.90	10.51	10.64	9.87	9.10	11.92	13.33	12.64	12.18
NASDAQ Composite	59.94	56.18	61.92	69.23	71.79	74.35	80.11	81.62	86.09	83.21	87.38	92.28
NASDAQ Telecommunications	62.81	59.05	63.93	73.53	75.94	77.94	84.04	84.41	88.19	83.92	87.02	90.36

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us that were not previously included in a quarterly report on a Form 10-Q or in a current report on Form 8-K.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

We derived the selected consolidated balance sheet data as of December 31, 2009 and 2008 and the consolidated statements of operations data for the years ended December 31, 2009, 2008, and 2007 from our audited consolidated financial statements and accompanying notes in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

The Consolidated Statements of Operations Data is as follows (in thousands, except for per share data):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Revenues:
IP Products	$44,303	$62,467	$79,369	$47,314	$24,474
DCME Products	3,333	8,515	24,360	38,563	41,681
Services	27,455	22,453	22,025	13,769	10,089

Total revenues	75,091	93,435	125,754	99,646	76,244

Costs of revenues	31,223	41,973	53,557	45,714	33,146

Gross profit	43,868	51,462	72,197	53,932	43,098
Operating Expenses:
Research and development, net	18,842	25,840	31,004	32,555	26,527
Sales and marketing	23,139	30,753	28,583	26,497	25,798
General and administrative	11,501	15,309	9,671	8,793	5,802
Restructuring charges	—	834	—	—	—

Total operating expenses	53,482	72,736	69,258	67,845	58,127

Income (loss) from operations	(9,614)	(21,274)	2,939	(13,913)	(15,029)
Other income (expense), net	163	(98)	996	647	753

Income (loss) before income taxes	(9,451)	(21,372)	3,935	(13,266)	(14,276)
Income taxes provision (benefit)	2,170	(412)	559	404	35

Net income (loss)	(11,621)	(20,960)	3,376	(13,670)	(14,311)
Deemed dividend on Series D convertible preferred stock	—	—	(5,980)	—	—

Net loss allocable to common stockholders	$(11,621)	$(20,960)	$(2,604)	$(13,670)	$(14,311)

Net loss allocable to common stockholder per share — basic and diluted	$(0.27)	$(0.50)	$(0.08)	$(1.02)	$(1.18)

Weighted average common shares outstanding — basic and diluted	43,424	42,034	33,917	13,396	12,119

Related Party Transactions

The Consolidated Statements of Operations data shown above include the following related party transactions (in thousands):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Revenues:
IP Products, related party sales	$1,027	$66	$289	$977	$1,857
DCME Products, related party sales	—	—	468	3,274	14,636
Cost of Revenues:
IP Products, costs arising from related party purchases	2	184	175	2,508	5,737
DCME Products, costs arising from related party purchases	1,188	3,088	7,895	13,723	15,511
Services, costs arising from related party purchases	22	180	—	—	—
Operating Expenses:
Research and development	130	897	2,166	4,525	1,501
Sales and marketing	934	3,803	4,413	3,942	3,839
General and administrative	246	305	354	535	576
Other income, related party	—	—	113	240	228

The Consolidated Balance Sheets is as follows (in thousands):

	December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$25,095	$35,388	$52,232	$23,189	$20,437
Working capital	$43,172	$47,144	$60,677	$7,561	$10,116
Total assets	$80,711	$95,200	$123,747	$75,536	$64,669
Redeemable and convertible preferred stock	$—	$—	$—	$64,541	$57,993
Total stockholders’ equity (deficit)	$46,441	$52,124	$67,540	$(53,307)	$(41,555)

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

Our business initially focused on the sale of DCME products and services. We expect DCME revenue to continue to decline over time, and we have increasingly focused our efforts on our IP products. Our IP product revenues were $44.3 million, $62.5 million, and $79.4 million in 2009, 2008, and 2007, respectively while our DCME product revenues were $3.3 million, $8.5 million, and $24.4 million in 2009, 2008, and 2007, respectively.

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

On April 3, 2008, we received a letter from the SEC informing us that the SEC was conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent counsel to perform an internal investigation. On July 17, 2008, the Independent Counsel reported its findings to representatives of the SEC and subsequently provided all the requested documents to the SEC. On January 27, 2009, we received a subpoena from the SEC indicating that it had commenced a formal investigation into matters related to our business practices in Vietnam. In connection with such subpoena, we produced documents and provided testimony relevant to the SEC’s investigation. In January 2010, we reached a tentative resolution with the staff of the SEC regarding the matters described above. Under the terms of the resolution, we will consent, without admitting or denying the allegations, to the entry of an injunction prohibiting violations of the non-fraud provisions of the FCPA and to pay a civil penalty of $300,000. The agreement requires approval by the SEC and is subject to court approval.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	revenue recognition;

•	stock-based compensation; and

•	accounting for income taxes.

Revenue recognition. DCME product revenues consist of revenues from the sale of our DCME hardware products. IP product revenues consist of revenues from the sale of the I-Gate 4000 family of media gateway hardware products, our ControlSwitch family of softswitch modules, a license of our source code, and our Secure Communications Software. Services revenues consist of revenues from separately-priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation, training and other professional services.

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

In the fourth quarter of 2009, we licensed our Class 5 software source code to a customer for their use to integrate with their product family. The critical accounting estimate for this arrangement was that the fee was fixed and determinable and not subject to concession in the event the customer did not successfully integrate the source code. We believe that collectibility was probable due to the credit worthiness of the customer, our intent to enforce rights of payment, and our history of not providing concessions in our other revenue arrangements. As such, we recognized $1.9 million of revenue in the fourth quarter 2009 as all other revenue recognition criteria had been met. As of the date of this filing, we have received the first two of the three payments per the terms of the arrangement which represents 52% of the total payments.

Stock-based compensation. We estimate the fair value of the stock options granted using the Black-Scholes option-pricing model which require the input of highly subjective assumptions, which represents our best estimate. This fair value is then amortized on a straight line basis over the requisite service periods of the awards, which is generally the vesting period. The following are the key assumptions used to determine the stock based compensation expense:

Expected Stock Price Volatility — The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

Expected Term of Option — The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. We determined the expected term in accordance with the “simplified method” for a plain vanilla employee stock option for which the value was estimated using a Black-Scholes formula. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach was permitted as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.

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

In 2009, the primary key factors in determining stock based compensation expense were the underlying value of the common stock as of the date of grant and the related expected forfeiture rate for those grants. The use of the Black Scholes valuation method has been limited in 2009 due to predominant use of restricted stock units instead of common stock options for purposes of employee incentive.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. The adoption did not have a material impact on our financial position or results of operations.

Results of Operations

Comparison of Years ended December 31, 2009 and 2008

Revenues (amounts in thousands).

	Years Ended December 31,
	2009		2008		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Revenues:
IP Products	$44,303	59%	$62,467	67%	$(18,164)	(29)%
DCME Products	3,333	4	8,515	9	(5,182)	(61)
Services	27,455	37	22,453	24	5,002	22

Total revenues	$75,091	100%	$93,435	100%	$(18,344)	(20)%

Revenue by Geography:
Europe, Middle East and Africa	$38,935	52%	$53,763	57%	$(14,828)	(28)%
North America	11,701	16	15,802	17	(4,101)	(26)
Asia Pacific and India	13,024	17	11,913	13	1,111	9
Caribbean and Latin America	11,431	15	11,957	13	(526)	(4)

Total revenues	$75,091	100%	$93,435	100%	$(18,344)	(20)%

IP product revenues decreased 29% in 2009 as compared with 2008 primarily resulting from lower sales in 2009 as compared to 2008. During 2009, we recognized more revenue from our opening deferred revenue balance of approximately $2.8 million than we did in 2008, partially offsetting the impact of the decreased orders in 2009. IP revenues decreased year over year as fewer projects were completed and accepted in 2009 than in 2008. Included in our revenues for 2009, is approximately $1.9 million of revenues recognized from a customer for the licensing of software source code, the first time we have had such an arrangement. The timing and amount of orders and subsequent acceptance is affected by a number of factors, including a continued tightening of customer budgets, the slowdown in capital spending in some regions in which we operate and increased competition, particularly in the North America region and the Europe, Middle East and Africa region. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will continue to decline.

The decrease in DCME product revenues of $5.2 million was the result of the expected decline in the size of the overall DCME market and we expect the decline to continue over the foreseeable future as customers migrate from traditional voice networks, including DCME products, to IP products. At this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter. We still expect our DCME product sales to continue to decline over time, while there will be some periods where the DCME sales could be higher or lower than our expectations.

Services revenues increased 22% year over year. Our IP services revenues increased to $24.3 million in 2009 from $17.9 million in 2008 due to an increase primarily in IP maintenance revenue for previous deployments to $15.1 million in 2009 from $12.4 million in 2008, and installation and consultation services to $9.2 million in 2009 from $5.5 million in 2008. This increase in IP services revenue was offset by a decrease in DCME services revenues to $3.1 million from $4.5 million in 2009 and 2008, respectively. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease, customers migrate to IP products and customers remove DCME equipment from their networks and terminate maintenance and support.

Revenue by Geography

The decrease in revenues of $18.3 million resulted from a decrease in sales in the following regions: North America by $4.1 million, Europe, Middle East and Africa by $14.8 million, Caribbean and Latin America region by $0.5 million, offset by a slight increase in revenues in Asia Pacific and India by $1.1 million. Contributing to the revenue decline in the North America region were fewer revenue arrangements recognized for smaller initial ControlSwitch implementations as compared to 2008. In Europe, Middle East and Africa region, we recognized lower revenue from DCME related revenues of $6.2 million, as well as fewer IP orders received and recognizable in the period of $8.6 million. In 2009, revenues were 16% from North America and 84% international as compared to 17% from North America and 83% international in 2008. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amounts in thousands).

	Years Ended December 31,
	2009		2008		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Cost of Revenues:
IP Products	$17,751	40%	$24,485	39%	$(6,734)	(28)%
DCME Products	1,331	40	3,390	40	(2,059)	(61)
Services	12,141	44	14,098	63	(1,957)	(14)

Total cost of revenues	$31,223	42%	$41,973	45%	$(10,750)	(26)%

Gross Profit:
IP Products	$26,552	60%	$37,982	61%	$(11,430)	(30)%
DCME Products	2,002	60	5,125	60	(3,123)	(61)
Services	15,314	56	8,355	37	6,959	83

Total gross profit	$43,868	58%	$51,462	55%	$(7,594)	(15)%

Cost of Revenues. Cost of revenues includes both product and services costs. The decrease in sales of IP and DCME products resulted in a commensurate decrease in related cost of revenues. The overall decrease in cost of revenues includes the benefit from a correction of an error of $0.2 million made in 2009 that related to 2008. We do not believe that the correction of the error in 2009 is material to the year ended December 31, 2009 results.

Cost of IP product revenues decreased 28%, resulting from a 29% decrease in IP product revenues. Cost of DCME product revenues decreased by 61%, which corresponds to a 61% decrease in DCME product revenues.

The cost of services revenues decreased 14% from 2008. The decrease in services costs in 2009 resulted from our reduction of fixed services costs as well as minimizing consulting and other variable costs. The cost of services revenues will vary from period to period depending on the timing of projects being implemented, which may not be in the same period in which the corresponding revenue is recognized. We expect cost of service revenues to relatively remain constant and services revenues to increase in the next year.

Gross Profit. Gross profit decreased by $7.6 million, to $43.9 million in 2009. The decrease primarily reflects a decline in IP product gross profit to $26.6 million in 2009 from $38.0 million in 2008. This decrease of $11.4 million or 30%, which corresponds to a 29% decrease in IP product revenues. DCME gross profit gross profit decreased to $2.0 million in 2009 from $5.1 million in 2008, reflecting a decrease of $3.1 million or 61%, which corresponds to a 61% decrease in DCME product revenues. The decreases in IP and DCME gross profit were partially offset by an increase in services gross profit to $15.3 million in 2009 from $8.4 million in 2008, representing an increase of $7.0 million or 83%. The increase in services gross profit is due to higher services revenues and lower services costs.

Gross Margin. Gross margin, which is gross profit as a percentage of revenue, increased to 58% in 2009 from 55% in 2008. This increase was primarily attributable to the decrease in service costs and an increase in services revenues of 22%. Additionally, the gross margin increased by approximately 1% as a result of our licensing of source code to a customer for $1.9 million with no associated direct costs. The decrease in IP revenues of 29% corresponded to a decrease of 30% in IP product gross margin. Overall IP product gross margin may fluctuate on a quarterly and yearly basis due to changes in the IP product mix, the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins were the same in 2009 as compared to 2008. DCME product margins will fluctuate within a fairly narrow band from quarter to quarter due to our pricing arrangements for the DCME product.

The increase in services gross margin in 2009 compared to 2008 was due to reducing fixed services costs in higher cost regions and increasing services headcount in lower cost regions, as well as minimizing consulting and other variable costs, while growing the services revenues from both higher IP maintenance revenue for previous deployments and installation and consultation revenues. The timing of the services expenses may not be in the same period as when the services revenues are recognized.

Operating Expenses (amounts in thousands).

	Years Ended December 31,
	2009		2008		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Research and development, net	$18,842	25%	$25,840	28%	$(6,998)	(27)%
Sales and marketing	23,139	31	30,753	33	(7,614)	(25)
General and administrative	11,501	15	15,309	16	(3,808)	(25)
Restructuring charges	—	—	834	1	(834)	(100)

Total operating expenses	$53,482	71%	$72,736	78%	$(19,254)	(26)%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses decreased to $18.8 million in 2009 from $25.8 million in 2008. Grants received from the OCS were $2.2 million in 2009 and $2.4 million in 2008. The decrease in research and development expenses was primarily due to a $3.2 million decrease in salary and related costs, a $1.6 million decrease in outside professional services, $1.2 million decrease in equipment purchases and depreciation, as we reduced our asset purchases, and a $0.3 million decrease in travel expenses as we continued efforts to reduce costs. The decreases were partly offset by a decrease in grants received from the OCS of $0.2 million. A large portion of the decrease in salary and related costs can be attributed to the restructuring which occurred early in the third quarter of 2008.

Research and development expenses decreased to 25% of total revenues in 2009 from 28% of total revenues in 2008. We expect research and development expenses to slightly increase in 2010 on an absolute dollar.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, which include attendance at trade shows, participation in trade associations, and promotional activities. Sales and marketing expenses decreased to $23.1 million in 2009 from $30.8 million in 2008. Of the $7.6 million decrease in sales and marketing expenses $1.2 million is attributable to a decrease in salary and related costs, including stock-based compensation, $1.8 million is attributable to a decrease in agent commissions, $1.5 million is attributable to a decrease in outside services and $0.8 million is attributable to a decrease in commission expense. Our sales and marketing headcount decreased 17% from 76 in 2008 to 63 in 2009. Agent commissions were lower in 2009 as we both reduced the use of outside consultants generally, and effective April 30, 2009 we terminated our agreement with ECI Telecom as a sales agent in Russia. Commission expense decreased due to lower sales in 2009 as compared to 2008. We decreased costs for travel by $1.0 million, marketing programs by $0.6 million, overhead costs by $0.3 million, and recruiting expenses by $0.2 million. These decreases were partly offset by an increase in equipment purchases of $0.2 million.

Sales and marketing expenses were 31% and 33% of total revenues in 2009 and 2008, respectively. In 2010, we expect sales and marketing expenses to remain approximately the same on an absolute basis.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance, provisions for doubtful accounts and other overhead costs. General and administrative expenses decreased 25% to $11.5 million in 2009 from $15.3 million in 2008. The decrease in general and administrative expenses primarily resulted from a decrease in SEC related costs to $0.5 million in 2009 as compared to $2.5 million in 2008 and a decrease of $2.0 million in expenses related to allowance for doubtful accounts in 2009 as compared to 2008 for certain customers in the Russia and the Asia Pacific regions. During 2009, we collected $0.7 million of the write-offs in the Asia Pacific region which had been reserved as an allowance for doubtful accounts in previous periods.

General and administrative expenses were 15% and 16% of total revenues in 2009 and 2008, respectively. For 2010, we expect expenses and costs associated with our general and administrative functions to remain the same on an absolute basis.

Restructuring charges. On July 31, 2008, we announced that we planned to reduce our workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consisted of severance costs, equipment write-downs and facilities consolidation. During the three months ended September 30, 2008, we incurred total restructuring charges of $0.8 million. During the year ended December 31, 2009, we released an accrual of $40,000 related to the restructuring charges, offset by an additional expenses of $39,000. All the balances were paid in full as of December 31, 2009.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments and foreign currency exchange gains (losses) offset by interest expense and bank charges. Other income (expense), net, was $0.2 million in 2009 as compared with other expense, net, of $(0.1) million in 2008. In 2009, foreign exchanges gains were $0.2 million as compared to foreign exchanges losses of $(0.9) million in 2008. The foreign exchange balances related to certain balance sheet items that are denominated in foreign currency. Interest income decreased to $0.2 million in 2009 from $1.0 million in 2008 due to lower interest earned on the cash, cash equivalents and short-term investment balances for significant use of cash for normal operating activities in 2009.

Income taxes provision (benefit). The income tax provision was $2.2 million in 2009 and a benefit of $0.4 million in 2008. The 2009 provision is principally comprised of a settlement of income taxes of $0.4 million for the years 2003 through 2007 for our Israel subsidiary, current year tax expense related to our profitable subsidiaries of $0.6 million and the recording of a net valuation allowance of $1.2 million against all of the net deferred tax assets in Israel, offset by other credits. The benefit provision of $0.4 million recorded in 2008 is principally due to the recognition of the deferred tax assets on the loss on operations in Israel as we had determined at that time that it was more likely than not that the deferred tax assets could be realized.

Net loss. Net loss was $11.6 million in 2009 as compared to $21.0 million in 2008. The decrease in net loss was mainly attributable to the decrease in operating expenses of $19.2 million offset by lower gross profit of $7.6 million, and increases in income tax provision of $2.6 million as compared to 2008.

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

The decrease in revenues resulted from an anticipated decrease in DCME product revenues of $15.8 million and a decrease in IP product revenue of $16.9 million, offset by a marginal increase in services revenue.

IP product revenues decreased 21% in 2008 as compared with 2007 primarily as a result lower sales in 2008 as compared to 2007. During 2008, we recognized more revenue from our opening deferred revenue balance than we did in 2008, partially offsetting the impact of the decreased orders in 2007. Other contributing factors to the reduction in IP product revenue year over year included project delays in the APAC region due to headcount turnover associated with the SEC Inquiry and a general economic slowdown in the latter half of the year resulting in decreased capital spending in North America and Europe, Middle East and Africa regions.

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

Services revenues increased 2% year over year. Our IP services revenues increased to $17.9 million in 2008 from $16.1 million in 2007 due to an increase primarily in IP maintenance revenue for previous deployments to $12.4 million in 2008 from $9.2 million in 2007. This increase in IP services revenue was offset by installation and consultation services to $5.5 million in 2008 from $6.9 million in 2007, as well as a decrease in DCME services revenues to $4.5 million in 2008 from $5.9 million in 2007.

Revenue by Geography

The decrease in revenues of $32.3 million resulted from a decrease in sales in the following regions: North America by $16.9 million, Europe, Middle East and Africa by $10.9 million, Asia Pacific and India by $6.0 million, offset by an increase of $1.5 million in revenues resulting from an increase in sales to the Caribbean and Latin America region. The primary causes of revenues decline differs by region. In the North America region, revenue recognized included in 2008 included more revenue arrangements recognized for smaller initial ControlSwitch implementations compared to 2007 and decreased expansion orders, in Asia Pacific region, we had significant turnover of our sales employees in the in the third quarter of 2008 that resulted in lower revenues in the region, and in Europe, Middle East and Africa region, we recognized a lower revenue from Russia than in 2007 due to growing economic downturn in Russia. In 2008, revenues were 17% from North America and 83% international as compared to 26% from North America and 74% international in 2007 reflecting strengthening sales in our Latin America region and softening in the North America and Europe, Middle East and Africa markets due to the overall deteriorating economic environment. The geographic mix of revenues will vary significantly on a quarterly basis, primarily depending on the timing of the completion of projects.

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

The cost of services revenues increased 10% from 2007. This was a result of the increase in services costs associated with the growth in the IP business relative to the DCME business. IP installation and service costs tend to be greater than that associated with the DCME product.

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

Restructuring charges. On July 31, 2008, we announced that we planned to reduce our workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. Costs associated with restructuring activities, other than those activities related to business combinations.

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

The $40,000 restructuring accrual as of December 31, 2008, is included as a component of our current accrued expenses on the Consolidated Balance Sheets.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments and foreign currency exchange gains (losses) offset by interest expense and bank charges. Other income (expense), net, was a net expense of $0.1 million in 2008, as compared with an other income, net of $1.0 million in 2007. The decrease was primarily due to an increase in foreign currency exchange losses on certain balance sheet items that are denominated in foreign currency, as well as by a decrease in interest income due to lower interest earned on the balances, resulting from lower cash and cash equivalents balances due to significant use of cash for normal operating activities in 2008.

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

Net income (loss). Net loss was $21.0 million in 2008 as compared to a net income of $3.4 million in 2007. The increase in net loss was mainly attributable to the decrease in gross profit of $20.7 million as compared to 2007, and an increase in operating expenses by $3.5 million mostly related to the SEC inquiry and restructuring charges.

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

Liquidity and Capital Resources

As of December 31, 2009, we had unrestricted cash and cash equivalents and short-term investments of $33.0 million, a decrease from $38.0 million from December 31, 2008.

We anticipate our cash and related balances will increase in aggregate over the next 12 months as we continue to monitor operating expense. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next 12 months. We do not currently and did not as of December 31, 2009 maintain any auction rate securities as of December 31, 2009.

Operating Activities

Net cash used in our operating activities was $4.5 million, $15.8 million, and $12.7 million during 2009, 2008, and 2007 respectively.

Net cash used in our operating activities in 2009 was primarily attributable to a decrease in our operating liabilities, offset by a greater decrease in operating assets. Our net loss adjusted for non-cash items such as depreciation, stock compensation and deferred taxes, accounted for $4.4 million of the cash used in operations. The decrease in operating assets was driven by lower accounts receivable, mainly from our overall revenue decrease in 2009 as well as from our cash collection efforts, decreases in inventory balances and reductions in prepaid expenses. Our decrease in operating liabilities is primarily attributable to decreases in related party liabilities, due to the termination of the sales agent agreement with ECI and partial payment of amounts outstanding as of the end of 2008, decreases in deferred revenue from lower revenue and lower accrued expenses. Our working capital decreased to $43.2 million as of December 31, 2009, from $47.1 million as of December 31, 2008.

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

Investing Activities

Net cash provided by (used in) our investing activities was $(6.2) million, $1.2 million, $(8.6) million in 2009, 2008, and 2007, respectively.

Investing activities in 2009 consisted primarily of purchases of net short-term investments of $5.3 million, as well as purchases of property and equipment of $1.0 million.

Investing activities in 2008 consisted primarily of net purchases of short-term investments of $9.6 million as well as purchases of property and equipment of $1.5 million, offset by sales and maturities of short-term investments of $12.3 million.

Financing Activities

Net cash provided by (used in) our financing activities was $0.1 million, $(2.6) million, and $50.4 million during 2009, 2008, and 2007, respectively.

Net cash provided by our financing activities was $76,000 for 2009 for proceeds received from the exercise of stock options.

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

Contractual Obligations and Commitments

As of December 31, 2009, the following summarizes our future contractual obligations for the periods presented (in thousands):

	Payments Due in Years Ending
	Total	2010	2011	2012	2013	Thereafter
Contractual Obligations:
Operating lease obligations	$4,413	$2,231	$1,463	$304	$164	$251
Purchase obligations*	1,282	1,282	—	—	—	—

Total	$5,695	$3,513	$1,463	$304	$164	$251

*	Purchase obligations primarily relating to inventory purchases. These obligations do not include agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

See Note 2(w) of the Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The majority of our revenues, costs of sales and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel and Brazilian Real had increased or decreased by 10%, the effect of our local currency expenses, excluding the impact of any foreign currency forward contracts, would have increased or decreased by $1.9 million in 2009.

We also had foreign currency risk related to cash, accounts receivable and accounts payable that are denominated in local currency for subsidiaries with U.S. dollar functional currencies. At December 31, 2009 and 2008, we had in cash and accounts receivable in the following currencies: Russian Rubles, Euros, Indian Rupees and New Israeli Shekel. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded in other income (expense), net of $(0.2) million and $0.1 million in 2009 and 2008, respectively.

We are also impacted by assets or liabilities that are denominated in a currency other than a subsidiary’s functional currency. Our intercompany short-term balances with our Brazilian subsidiary are denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. The impact of a change in the foreign exchange rate for the intercompany short-term balances between the U.S. dollar and the Brazilian Real during 2009 and 2008 resulted in the increase and decrease, respectively in the amounts payable in Brazilian Real. Therefore, at December 31, 2009 and 2008, a gain of $0.4 million and a loss of $1.1 million were recorded in other income (expense), net.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments totaling $33.6 million at December 31, 2009. These amounts were invested primarily in money market funds and treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

Forward Contracts

In general, we incur operating expenses in foreign currencies and the changes in exchange rates, and in particular a strengthening or weakening of the U.S. dollar will affect our operating expenses as expressed in U.S. dollars when there has been significant volatility in foreign currency exchange rates.

We may enter into foreign currency forward contracts with financial institutions to protect against foreign exchange risks associated with certain expenses in New Israeli Shekels. Generally, our practice is to hedge a majority of our material foreign exchange exposures, typically for 30 days. A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations, and the prohibitive economic cost of hedging particular exposures. Our forward contracts reduce, but do not always entirely eliminate, the impact of currency exchange rate movements. Beginning second quarter of 2009, we purchased forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on 75% of the identified New Israeli Shekel expenses. As of December 31, 2009, there were no outstanding forward contracts for the purchase of new Israeli shekels. During 2009, the benefit of the forward contracts recorded in other income (expense), net was $0.6 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Veraz Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Veraz Networks, Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable and convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veraz Networks, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California

March 12, 2010

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$25,095	$35,388
Restricted cash	608	604
Short-term investments	7,899	2,650
Accounts receivable (net of allowances of $1,251and $1,459)	29,959	31,666
Inventories	8,364	12,284
Prepaid expenses	1,718	2,097
Deferred tax assets	—	945
Other current assets	3,113	3,674
Due from related parties	686	912

Total current assets	77,442	90,220
Property and equipment, net	3,149	4,635
Other assets	120	345

Total assets	$80,711	$95,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,375	$5,671
Accrued expenses	11,493	13,204
Income tax payable	1,173	354
Deferred revenue	14,112	17,177
Due to related parties	1,117	6,670

Total current liabilities	34,270	43,076

Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 43,685,802 and 42,855,046 shares issued and outstanding	44	43
Additional paid-in capital	133,084	129,035
Deferred stock-based compensation	—	(32)
Accumulated other comprehensive income	2,124	268
Accumulated deficit	(88,811)	(77,190)

Total stockholders’ equity	46,441	52,124

Total liabilities and stockholders’ equity	$80,711	$95,200

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
IP Products	$44,303	$62,467	$79,369
DCME Products	3,333	8,515	24,360
Services	27,455	22,453	22,025

Total revenues	75,091	93,435	125,754

Cost of Revenues:
IP Products	17,751	24,485	32,198
DCME Products	1,331	3,390	8,566
Services	12,141	14,098	12,793

Total cost of revenues	31,223	41,973	53,557

Gross profit	43,868	51,462	72,197

Operating Expenses:
Research and development (net of grants from the Office of the Chief Scientist in Israel of $2,150, $2,353 and $1,503 in 2009, 2008 and 2007, respectively)	18,842	25,840	31,004
Sales and marketing	23,139	30,753	28,583
General and administrative	11,501	15,309	9,671
Restructuring charges	—	834	—

Total operating expenses	53,482	72,736	69,258

Income (loss) from operations	(9,614)	(21,274)	2,939
Other income (expense), net:
Interest income	188	987	2,103
Interest expense	(135)	(271)	(846)
Foreign currency gains (loss), net	169	(924)	160
Other, net	(59)	110	(421)

Total other income (expense)	163	(98)	996

Income (loss) before income taxes	(9,451)	(21,372)	3,935
Income taxes provision (benefit)	2,170	(412)	559

Net income (loss)	(11,621)	(20,960)	3,376
Deemed dividend on Series D convertible preferred stock	—	—	(5,980)

Net loss allocable to common stockholders	$(11,621)	$(20,960)	$(2,604)

Net loss allocable to common stockholders per share—basic and diluted	$(0.27)	$(0.50)	$(0.08)

Weighted average shares outstanding used in computing net loss allocable to common stockholders per share—basic and diluted	43,424	42,034	33,917

Related Party Transactions

The Consolidated Statements of Operations shown above include the following related party transactions:

	Years Ended December 31,
	2009	2008	2007
Revenues:
IP Products, related party sales	$1,027	$66	$289
DCME Products, related party sales	—	—	468
Cost of Revenues:
IP Products, costs arising from related party purchases	2	184	175
DCME Products, costs arising from related party purchases	1,188	3,088	7,895
Services, costs arising from related party purchases	22	180	—
Operating Expenses:
Research and development	130	897	2,166
Sales and marketing	934	3,803	4,413
General and administrative	246	305	354
Other income, related party	—	—	113

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accum. Other Comp. Gains	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	14,000,049	$19,796	18,529,098	$44,745	13,789,287	$14	$6,975	$(690)	—	$(59,606)	$(53,307)
Exercise of stock options	—	—	—	—	1,001,461	1	629	—	—	—	630
Issuance of Series D convertible preferred stock, net of issuance cost of $37	—	—	527,355	3,412	—	—	—	—	—	—	—
Cashless exercise of warrant to purchase Series C convertible preferred stock	—	—	12,744	—	—	—	—	—	—	—	—
Redemption of redeemable preferred stock	(14,000,049)	(19,796)	—	—	—	—	19,782	—	—	—	19,782
Conversion of Series C convertible preferred stock	—	—	(17,545,246)	(38,283)	17,545,246	17	38,266	—	—	—	38,283
Deemed dividend on Series D convertible preferred stock	—	—	—	5,980	—	—	(5,980)	—	—	—	(5,980)
Conversion of Series D convertible preferred stock	—	—	(1,523,951)	(15,854)	1,993,325	2	15,852	—	—	—	15,854
Issuance of common stock in IPO (net of issuance cost of $7,384)	—	—	—	—	6,750,000	7	46,609	—	—	—	46,616
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	1,641	—	—	—	1,641
Stock-based compensation in connection with restricted stock units granted to employees	—	—	—	—	—	—	267	—	—	—	267
Stock-based compensation in connection with restricted stock issued to employees	—	—	—	—	10,000	—	62	—	—	—	62
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	—	(22)	22	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	316	—	—	316
Release of shares of common stock upon vesting of restricted stock units	—	—	—	—	11,140	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	3,376	3,376

Balance at December 31, 2007	—	—	—	—	41,100,459	41	124,081	(352)	—	(56,230)	67,540
Exercise of stock options	—	—	—	—	1,571,299	2	742	—	—	—	744
Release of shares of common stock upon vesting of restricted stock units	—	—	—	—	183,288	—	—	—	—	—	—
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	1,563	—	—	—	1,563
Stock-based compensation in connection with restricted stock units granted to employees	—	—	—	—	—	—	2,657	—	—	—	2,657
Reversal of deferred stock-based compensation upon employee terminations	—	—	—	—	—	—	(8)	8	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	312	—	—	312
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(20,960)	(20,960)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	268	—	268

Total other comprehensive income											268

Total comprehensive loss											(20,692)

Balance at December 31, 2008	—	$—	—	$—	42,855,046	43	129,035	(32)	268	(77,190)	52,124
Exercise of stock options	—	—	—	—	148,537	1	76	—	—	—	77
Release of shares of common stock upon vesting of restricted stock units	—	—	—	—	682,219	—	—	—	—	—	—
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	1,271	—	—	—	1,271
Stock-based compensation in connection with restricted stock units granted to employees	—	—	—	—	—	—	2,702	—	—	—	2,702
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	—	32	—	—	32
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(11,621)	(11,621)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,853	—	1,853
Net unrealized gains on investments	—	—	—	—	—	—	—	—	3	—	3

Total other comprehensive income											1,856

Total comprehensive loss											(9,765)

Balance at December 31, 2009	—	$—	—	$—	43,685,802	$44	$133,084	—	$2,124	$(88,811)	$46,441

See accompanying notes to consolidated financial statements

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(11,621)	$(20,960)	$3,376
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,573	3,379	3,691
Stock-based compensation	4,005	4,532	2,286
Loss on disposal of assets	—	114	—
Provision (release) for doubtful accounts	(175)	1,460	97
Amortization of debt issuance cost	—	171	433
Deferred income taxes	1,237	(735)	(502)
Non-cash restructuring charges	(39)	193	—
Foreign currency exchange gains	(368)	—	—
Net changes in operating assets and liabilities:
Accounts receivable	4,402	7,688	(36,050)
Sold accounts receivable	—	—	19,635
Inventories	4,286	(2,779)	4,698
Prepaid expenses and other current assets	1,170	1,504	(5,698)
Due from related parties	226	(226)	766
Accounts payable	455	(5,517)	3,973
Accrued expenses	(1,547)	(3,779)	1,300
Income tax payable	786	135	(39)
Deferred revenue	(4,313)	2,823	(13,174)
Due to related parties	(5,553)	(3,768)	2,464

Net cash used in operating activities	(4,476)	(15,765)	(12,744)

Cash flows from investing activities:
Restricted cash	(4)	6	(110)
Maturities and sales of short-term investments	18,976	12,287	4,732
Purchases of short-term investments	(24,226)	(9,577)	(10,086)
Maturities and sales of long-term investment	2,858	—	—
Purchases of long-term investment	(2,811)	—	—
Purchases of property and equipment	(972)	(1,485)	(3,201)
Other assets	(66)	(5)	55

Net cash provided by (used in) investing activities	(6,245)	1,226	(8,610)

Cash flows from financing activities:
Proceeds from the exercise of stock options	76	744	630
Proceeds from sale of common stock in connection with the Company’s initial public offering	—	—	54,000
Payment of underwriting discounts and other offering costs	—	—	(5,921)
Proceeds from issuance of Series D convertible preferred stock	—	—	3,449
Issuance cost for Series D convertible preferred stock	—	—	(37)
Redemption of redeemable preferred stock	—	—	(14)
Repayment of borrowings	—	(3,317)	(1,710)

Net cash provided by (used in) financing activities	76	(2,573)	50,397

Effect of exchange rate changes on cash and cash equivalents	352	268	—

Net increase (decrease) in cash and cash equivalents	(10,293)	(16,844)	29,043
Cash and cash equivalents at beginning of year	35,388	52,232	23,189

Cash and cash equivalents at end of year	$25,095	$35,388	$52,232

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$62	$306	$376

Income taxes	$696	$588	$944

Noncash financing activities:
Deemed dividend on Series D convertible preferred stock	$—	$—	$5,980

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

In April 2007, the Company completed its Initial Public Offering, or IPO of common stock in which the Company sold and issued 6,750,000 shares of the Company’s common stock at an issue price of $8.00 per share. In addition, ECI sold 2,250,000 shares of Company’s common stock in the offering after which ECI Telecom’s ownership in the Company decreased to approximately 27%. The Company raised a total of $54.0 million in gross proceeds from the IPO, or $46.6 million in net proceeds after deducting underwriting discounts and commissions of $3.8 million and other offering costs of $3.6 million. Upon the closing of the IPO, all shares of Series C and Series D convertible preferred stock outstanding automatically converted into 19,538,571 shares of common stock, and all shares of redeemable preferred stock were redeemed for the par value of $0.001 per share, or an aggregate of $14,000. The conversion of the Series D convertible preferred stock resulted in a deemed dividend in the aggregate amount of approximately $6.0 million. The amount of deemed dividend decreased the net income attributable to common stockholders in 2007. At December 31, 2009, ECI Telecom held approximately 25% of the Company’s outstanding common stock.

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies of the Company are as follows:

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Veraz Networks, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, and deferred tax assets, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(c) Basis of Presentation

During 2009, revenues and cost of sales each included an additional $0.1 million and other income (expense), net included an additional expense of $0.4 million resulting from the correction of a prior period errors. The Company determined that the amounts were immaterial to the full fiscal year results.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several high credit quality financial institutions.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The carrying amounts of cash equivalents and accounts receivable approximate fair value because of their generally short maturities. For cash equivalents and short-term securities, the estimated fair values are based on market prices.

(e) Restricted Cash

Restricted cash represents collateral securing guarantee arrangements with banks. The amounts expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period.

(f) Investments

The Company invests in short-term investments. The short-term investments are debt and marketable equity securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Unrealized losses considered to be other than temporary are recognized in current earnings. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value. Gains or losses on securities sold are based on the specific identification method.

(g) Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.

When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 2(i)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item (see Note 3). These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.

(h) Concentrations

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

Pursuant to a master manufacturing and master agreement with ECI Telecom, a related party, the Company derives a portion of its revenues from sales of its line of voice compression telecommunications products, or DCME, products (4%, 9%, and 19% of revenues during 2009, 2008, and 2007, respectively) and related services (4%, 5%, and 5% of revenues during 2009, 2008, and 2007, respectively).

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In 2009, 2008, and 2007, all our customers are concentrated within the telecom industry and no customer contributed to 10% or more of the Company’s revenue. As of December 31, 2009, one of the Company’s customer, TIM Cellular S.A, contributed to 10% or more of the Company’s accounts receivable. As of December 31, 2008 and 2007, no customer contributed to 10% or more of the Company’s accounts receivable. To date, the Company has not experienced credit issues with TIM Cellular S.A.

(i) Revenue Recognition

DCME product revenues consist of revenues from the sale of the DCME hardware products. IP product revenues consists of revenues from the sale of the I-Gate 4000 family of media gateway hardware products, the ControlSwitch family of softswitch modules, licensing of source code and the Secure Communications Software. Services revenue consists of revenues from separately priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation training and other professional services.

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

(ii) Delivery has occurred

Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, initial VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer on the initial VOIP solution arrangement or the Company has completed its contractual requirements. Historically, the Company has successfully implemented all subsequent sales of VOIP solutions. Accordingly, as of the beginning of January 2009, revenue recognition on subsequent sales of VOIP solutions after the initial arrangement has been accepted from the customer typically occurs

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

at the time of shipment when title and risk of loss have passed to the customer since the additional equipment is merely an expansion of the customer’s already existing working network. The revenue impact related to recognizing revenue on subsequent sales of VOIP solutions before acceptance on the financial statements for the year ended December 31, 2009 was $0.2 million.

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

Revenues are recognized net of sales taxes. Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of 2009, 2008, and 2007. Shipping and handling costs are included in cost of revenues.

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

(j) Deferred Revenue

Deferred revenue represents fixed or determinable amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenues represents deferred revenue that is expected to be recognized as revenue within 12 months from the balance sheet date.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(k) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives used consist of three years for furniture, computer equipment, and related software, and five years for production, engineering, and other equipment. Depreciation of leasehold improvements is computed using the shorter of the remaining lease term or five years. The Company has leased its office buildings, equipments and cars and is considered operating leases.

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

(m) Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $13,000, $24,000, and $37,000 in advertising costs in 2009, 2008, and 2007, respectively.

(n) Research and Development

Research and development expenses include payroll, employee benefits, equipment depreciation, materials, and other personnel-related costs associated with product development and are charged to expense as incurred.

(o) Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist (“OCS”) of the Israeli Ministry of Industry, Trade, and Labor, or the OCS, as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues.

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

(q) Foreign Currency Forward Contracts

The Company enters into forward foreign exchange contracts in which the counterparty is generally a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on certain expenses denominated in New Israeli Shekels. Although the Company believes that these contracts are effective as hedges from an economic perspective, they do not qualify for hedge accounting. Any derivative that is either not designated as a hedge, or is so designated but is ineffective, is recorded at fair value and changes in fair value are recognized in other income (expense), net, as they are incurred. As of December 31, 2009, there were no outstanding forward contracts for the purchase of new Israeli shekels. Generally, the outstanding forward contracts have maturities of approximately one to nine months from the date into which they were entered and expire at or near the end of the month. During 2009, the benefit of the forward contracts recorded in other income (expense), net was a total of $0.6 million. During 2008 and 2007, the Company did not purchase any forward contracts.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(r) Accounts Receivable and Allowance for Doubtful Accounts

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

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

	Beginning Balance	Charges (Reductions) to Operations	(Recoveries/) Write-Offs	Ending Balance
Accounts receivable allowances:
Year ended December 31, 2009	$1,459	$438	$(646)	$1,251
Year ended December 31, 2008	$151	1,460	(152)	$1,459
Year ended December 31, 2007	$183	97	(129)	$151

During the year ended December 31, 2009, the Company recovered $0.7 million of collections of accounts receivable in which an allowance had been established in 2008, off-set by additional write-offs.

(s) Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be more likely than not realized. During 2009, the Company performed an assessment of the realizability of the deferred tax assets for the operations in Israel. As a result of recent cumulative losses and uncertainty regarding future taxable income, the Company determined based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods.

The Company classifies interest and penalties related to uncertain tax contingencies as other expenses in the consolidated statement of operations. Income taxes payable are recorded whenever there is a difference between amounts reported by the Company in its tax returns and the amounts the Company believes it would likely pay in the event of an examination by the taxing authorities.

(t) Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges. For 2009 and 2008, the total other comprehensive income of $1.9 million and $0.3 million are included in the consolidated statements of shareholders’ equity. There was no significant difference between the Company’s net income and its total comprehensive income for the year ended December 31, 2007.

(u) Transfers of Financial Assets

For the year ended December 31, 2007, the Company sold its accounts receivable to financial institutions and transfer of financial assets should be accounted for as a sale. The underlying conditions are met for the transfer of financial assets to qualify for accounting as a sale. The transfers of financial assets are typically performed by the factoring of receivables to two financial institutions.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(v) Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense on a straight-line basis over the requisite service period. This model requires various judgment-based assumptions including expected volatility, interest rates and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future; specifically, any changes in assumptions for expected volatility and expected life significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. The Company determined the expected term in accordance with the “simplified method” for a plain vanilla employee stock option for which the value was estimated using a Black-Scholes formula. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach was permitted as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

(w) Recent Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or the Codification, which provides authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, or EITF, and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the third quarter of 2009. The Codification did not have any impact on our consolidated financial statements or related footnotes.

Fair Value Measurements and Disclosures

In September 2006, the FASB issued authoritative guidance included in ASC 820, Fair Value Measurements and Disclosures (previously SFAS 157 Fair Value Measurements and FSP FAS 157-2 Effective Date of FASB Statement No. 157) for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurement. The Company adopted the guidance in the first quarter of 2009. The adoption of the guidance did not have a significant impact on the consolidated financial statements or related footnotes. In January 2010, the FASB issued an update in ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements to amended standards that require additional disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs for fiscal years beginning after December 15, 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), annual periods beginning after December 15, 2009. The Company does not expect these new standards to have significant impacts on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update, or ASU No. 2009-05—Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides clarifications for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by the standard. The Company does not have long-term liabilities. The adoption of this statement did not have any material impact on the Company’s financial condition or operating results for the year ended December 31, 2009.

In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets that removes the scope exception from applying consolidations of variable interest entities. The guidance changes the requirements for recognizing financial assets and requires enhanced disclosures. The new requirements are effective for annual periods beginning after November 15, 2009,

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

which is effective for the Company in the first quarter of 2010. The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued authoritative guidance included in ASC 820, Fair Value Measurements and Disclosures (previously FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly), for estimating fair value when the market activity for an asset or liability has declined significantly. The Company adopted the guidance in the second quarter of 2009. The adoption of the guidance did not have a significant impact on the consolidated financial statements or related footnotes.

In April 2009, the FASB issued authoritative fair value disclosure guidance included in ASC 825, Financial Instruments (previously FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted the guidance in the second quarter of 2009. The adoption of the guidance did not have a significant impact on the consolidated financial statements or related footnotes.

Measurement of Other-Than-Temporary Impairments

Authoritative guidance included in ASC 320, Investments Debt and Equity Securities (previously FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments) is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The guidance also requires interim disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company adopted the guidance in the second quarter of 2009. As of December 31, 2009, the unrealized losses were zero. The adoption of the statements did not have an impact on the Company’s financial condition or operating results.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued the FASB ASC 815, Derivative and Hedging (previously SFAS 161 Disclosures about Derivative Instruments and Hedging Activities). The guidance requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the literature for derivative instruments and hedging activities, and how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows. The Company adopted the literature in the first quarter of 2009 and it requires enhanced disclosures, without a change to existing standards relative to measurement and recognition. The Company’s adoption of the literature did not have any effect on its earnings or financial position.

Business Combination

In December 2007, the FASB issued FASB ASC 805, Business Combinations (previously SFAS No. 141 (revised 2007), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. Under this guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The guidance further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The Company adopted the guidance in the first quarter of 2009.

Revenue Recognition

In October 2009, the FASB issued FASB Accounting Standards Update, or FASB ASU 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The Company will adopt the accounting guidance prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. Previously, companies that sold tangible products with more than incidental software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The Company will apply the new guidance on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and will become effective during the first quarter of 2011. Early application is permitted. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

Note 3 – Balance Sheet Components

The following tables provide details of selected balance sheet items as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Inventories:
Finished products	$2,600	$4,217
Work in process at customers locations	2,424	5,060
Raw material and components	3,340	3,007

	$8,364	$12,284

	December 31,
	2009	2008
Property and equipment, net:
Computer equipment and software	$11,811	$12,432
Production, engineering and other equipment	9,450	9,597
Furniture and fixtures	598	524
Leasehold improvements	293	427

	22,152	22,980
Accumulated depreciation	(19,003)	(18,345)

	$3,149	$4,635

Depreciation expense in 2009, 2008, and 2007 was $2.5 million, $3.4 million, and $3.7 million, respectively.

	December 31,
	2009	2008
Accrued expenses:
Accrued compensation and benefits	$5,844	$6,813
Accrued agent commissions	1,434	1,512
Accrued royalty expenses	1,011	1,639
Other accrued expenses	3,204	3,240

	$11,493	$13,204

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 4 – Cash, Cash Equivalents and Short-term Investments

Assets are measured and recorded at fair value on a recurring basis for cash, cash equivalents, and short-term available-for-sale securities, excluding accrued interest components, as presented on the Company’s consolidated balance sheets as of December 31, 2009 and 2008. A summary of cash equivalents and short-term available-for-sale securities as of December 31, 2009 and 2008 were as follows (in thousands):

Security Description	Percentage of holdings	Amortized Cost	Unrealized Gains (Losses)	Fair Market Value
2009
Cash equivalents:
Money market funds	100%	$11,423	$—	$11,423

Total cash and cash equivalents	100%	$11,423	$—	$11,423

Short-term investments:
U.S. Treasury bills	100%	$7,896	$3	$7,899

Total short-term investments	100%	$7,896	$3	$7,899

2008
Cash equivalents:
Money market funds	92%	$20,918	$—	$20,918
U.S. Treasury bills	8%	1,700	—	1,700

Total cash and cash equivalents	100%	$22,618	$—	$22,618

Short-term investments:
U.S. Treasury bills	100%	$2,650	$—	$2,650

Total short-term investments	100%	$2,650	$—	$2,650

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A, or better. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. Contractual maturities of available-for-sale short-term securities at December 31, 2009 are due within 12 months.

For other-than-temporary impairments, the Company discloses the gross unrealized losses and fair value for those investments that were in an unrealized loss position and have been in a continuous loss position. As of December 31, 2009 and 2008, the gross unrealized losses were zero.

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in accumulated other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were immaterial for all periods presented.

Fair Value of Financial Instruments

The fair value guidance clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance classifies the inputs used to measure fair value into the following hierarchy:

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s portfolio manager utilizes a third party pricing services, Interactive Data Corporation, to determine the fair value of the Company’s short-term securities. The Company measures its fixed income and available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 and level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of December 31, 2009 (in thousands):

	Fair Value at Reporting Date Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Fixed income available-for-sale securities	$7,899	$7,899	$—	$—
Money market funds	11,423	11,423	—	—

	$19,322	$19,322	$—	$—

The fixed income available-for-sale securities are included in short-term investments in the consolidated balance sheet and consist of U.S. Treasury bills issued by the U.S. government.

Note 5 – Related Party Transactions

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at December 31, 2009 ECI Telecom held approximately 25% of the Company’s outstanding common stock. The Company is the exclusive worldwide distributor of the DCME line of products, or DCME, for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2009. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent. As result of the DCME agreement with ECI Telecom, the Company does not currently have an independent ability to produce DCME products and has not entered into arrangements with any third party that would enable the Company to obtain DCME or similar products in the event that ECI Telecom ceases to provide DCME products to the Company. Should ECI Telecom become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, the Company will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, the Company’s business would be materially harmed.

The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The percentage of revenue that the Company pays has remained unchanged during years ended December 31, 2009 and 2008. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the consolidated statements of operations.

The Company historically also contracted with ECI Telecom for the use of certain of its European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses and other general administrative expenses. The Company recorded revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product revenues, in the consolidated statements of operations, depending on the nature of the products sold. The Company also reimbursed these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company also historically contracted with ECI Telecom and certain of its European subsidiaries for local support, technology and administrative services. The Company allocates such expenses between research and development, sales and marketing, and general and administrative, in the consolidated statements of operations. All such relationships (other than in Israel), however, have been terminated on April 30, 2009.

The Company had appointed ECI Telecom as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensated ECI Telecom for agent services in Russia by paying a commission based on sales. Further, the Company had appointed ECI 2005, an affiliate of ECI Telecom, as a partner to provide services directly to customers in Russia. Effective as of April 30, 2009, ECI Telecom and the Company mutually agreed to terminate the appointment of

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

ECI Telecom as a selling agent and the appointment of ECI 2005 as partner to provide services. Following termination of the appointment of ECI Telecom as selling agent, the Company is still obligated to pay ECI Telecom agent fees related to certain specified accounts for any sales completed by October 31, 2009. At certain times, the Company’s Russian customers purchased installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needed assistance in providing installation, training and maintenance services to its customers in Russia, these services were available from the Company. The Company also reimbursed ECI 2005 for the costs associated with the services activity. In November 2007, the Company entered into a sublease agreement with ECI 2005 for office space located in Moscow. The sublease term was for an eleven month period, and the monthly rent was equal to approximately $15,000. The sublease was extended and eventually terminated as of March 31, 2009. ECI 2005 rent was included in services and cost of revenues in the consolidated statements of operations for the year ended December 31, 2009, 2008, and 2007.

In January 2008, the Company entered into a sublease agreement with ECI Telecom that commenced on May 1, 2008 for office space of 5,950 square feet in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth annual anniversary of the commencement date and the 12th anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000. For the years ended December 31, 2009, 2008, and 2007, ECI Telecom rent is included in general and administrative expense in the consolidated statements of operations. Additionally, the Company entered into a consulting agreement with ECI Telecom for ECI Telecom personnel to provide certain logistical support services at the Florida facility but terminated that agreement effective as of June 30, 2009.

Effective June 30, 2009, the Company and ECI Telecom entered into a Settlement Agreement and General Release (Settlement Agreement) relating to a variety of outstanding commercial issues between the parties. The Settlement Agreement effected a mutual release of certain outstanding commercial issues and other claims as of the date of the Settlement Agreement. The Settlement Agreement did not materially impact the Company’s financial statements. The Company paid $2.1 million under the Settlement Agreement to ECI Telecom during 2009 to settle for liabilities recorded pursuant to the agreements described above.

Persistent Systems Pvt Ltd:

On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd., or Persistent. Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time employees of the Company. In May 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. In 2008, as part of the restructuring activity, the Company cancelled most of the contracted services with Persistent, but has retained some services for a limited transition period. During the years ended December 31, 2009 and 2008, the Company incurred related party research and development expenses owed to Persistent under the Contractor Agreement of $43,000 and $0.9 million, respectively. The Company had no related payable outstanding as of December 31, 2009. The Company had related party payables to Persistent of approximately $37,000 as of December 31, 2008.

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009 and 2008, the Company had no redeemable or convertible preferred stock outstanding.

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

As of December 31, 2009 and 2008, the Company had paid all of the debt outstanding under the loan arrangement amounts.

The Company accounts for the imputed discount on the loan using the interest method with the difference between the present value and the face value treated as a discount and amortized as interest expense over the term of the loan.

Note 8 – Factoring

In 2009 and 2008, the Company did not sell trade receivables to financial institutions. In 2007, the Company sold trade receivables to financial institutions in a total amount of $19.6 million. Control and risk of those trade receivables were fully transferred and accounted for as a sale.

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

Note 9 – Restructuring Charges

On July 31, 2008, the Company announced that it planned to reduce its workforce by approximately 160 employees and contractors and consolidate certain operations across all organizations, primarily in the areas of research and development and services. These activities consist of severance costs, equipment write-downs and facilities consolidation. During the three months ended September 30, 2008, the Company incurred total restructuring charges of $0.8 million. During the year ended December 31, 2009, the Company released an accrual for $40,000 related to the restructuring charges, offset by an additional expenses of $39,000. All the balances were paid in full as of December 31, 2009.

Note 10 – Stockholders’ Equity and Stock-Based Compensation

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Through December 31, 2009, the Company had reserved 8,653,534 shares of common stock for issuance under the 2006 Plan. The share reserve under the 2006 Plan automatically increases on each January 1st, beginning in 2006 and continuing through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31st of the preceding calendar year, or a number of shares determined by the board of directors, but not in excess of 3,000,000 shares. Options may be granted for periods of up to ten years and at prices equal to the estimated fair value of the shares on the date of grant, as determined by the board of directors, provided, however, that the exercise price of an ISO or NSO granted under the Plans shall not be less than 100% or 85% of the estimated fair value of the shares on the date of grant, respectively. Options granted generally become exercisable over a period of four years, based on continued employment, with 25% of the shares underlying such options vesting one year after the vesting commencement date and with the remaining 75% of the shares underlying such options vesting in equal monthly installments during the following three years. Options generally terminate three months following the end of a grantee’s continuous service to the Company.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock Award Activity

A summary of the Company’s stock award activity and related information, not including the ECI Telecom related party, for the year ended December 31, 2009, 2008, and 2007 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2006	298,597	7,823,874	$1.12
Authorized	250,652	—	—
Restricted stock units and Restricted stock granted	(536,720)	—	—
Restricted stock units forfeited	14,225	—	—
Options granted	(265,750)	265,750	$8.34
Options exercised	—	(1,001,461)	$0.63
Options cancelled and forfeited	321,811	(321,811)	$2.86

Balance at December 31, 2007	82,815	6,766,352	$1.39
Authorized	2,433,013	—	—
Restricted stock units and Restricted stock granted	(1,585,905)	—	—
Restricted stock units forfeited	289,608	—	—
Options granted	(1,475,000)	1,475,000	$1.48
Options exercised	—	(1,571,299)	$0.47
Options cancelled and forfeited	575,630	(575,630)	$2.61

Balance at December 31, 2008	320,161	6,094,423	$1.54
Authorized	1,285,651	—	—
Restricted stock units and Restricted stock granted	(1,298,825)	—	—
Restricted stock units forfeited	76,862	—	—
Options granted	(100,000)	100,000	$0.82
Options exercised	—	(148,537)	$0.37
Options cancelled and forfeited	160,355	(160,355)	$2.10

Balance at December 31, 2009	444,204	5,885,531	$1.54	5.78	$905,623

Options vested and expected to vest at December 31, 2009		5,770,579	$1.54	5.73	$904,152
Options exercisable at December 31, 2009		4,712,613	$1.42	5.13	$894,518

The total intrinsic value of options exercised was $52,000, $2.2 million, and $2.4 million during the years ended December 31, 2009, 2008, and 2007, respectively.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding, not including the ECI Telecom related party, as of December 31, 2009.

	Options Outstanding			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.30-$0.34	1,153,309	3.34	$0.31	1,153,309	$0.31
$0.35-$0.50	339,367	4.32	$0.50	339,367	$0.50
$0.51-$1.04	1,776,000	5.28	$1.03	1,690,580	$1.04
$1.05-$1.30	239,627	4.93	$1.19	239,627	$1.19
$1.31-$1.44	1,303,750	8.59	$1.44	440,409	$1.44
$1.45-$1.92	585,916	6.23	$1.74	479,229	$1.72
$1.93-$6.15	60,550	7.52	$5.83	39,001	$5.89
$6.16-$6.18	298,512	6.52	$6.18	239,957	$6.18
$6.19-$8.00	45,000	7.26	$8.00	30,000	$8.00
$8.01-$11.50	83,500	7.05	$11.50	61,134	$11.50

$0.30-$11.50	5,885,531			4,712,613

Unamortized compensation expense on stock based awards after January 1, 2006 is not included in deferred stock-based compensation. As of December 31, 2009, the balance of $1.8 million of total unrecognized compensation cost, related to non-vested stock options granted to employees and directors, is expected to be recognized over a weighted average period of approximately 2.5 years. As of December 31, 2009, the balance of $2.1 million of total unrecognized compensation cost, related to non-vested restricted stock units granted to employees and directors, is expected to be recognized over a weighted average period of approximately 2.5 years.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for options granted to employees and directors using the intrinsic-value-based method and had adopted the disclosure only provisions using the minimum value method. During 2009, the Company amortized $32,000 of deferred stock-based compensation. During 2008 and 2007, the Company amortized annually $0.3 million of deferred stock-based compensation. During 2009, 2008, and 2007, the Company reversed zero, $9,000, and $22,000, respectively, of deferred stock-based compensation due to employee terminations. As of December 31, 2009 and 2008, the total unamortized deferred stock-based compensation was zero and $32,000, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition using the prospective transition method, which requires the Company to recognize share-based payments only on new awards granted, and to awards modified, repurchased or cancelled, after the effective date. Under this transition method, total employee stock-based compensation expense recognized beginning January 1, 2006 is based on the following: (a) the grant-date fair value of stock option awards granted or modified after January 1, 2006; and (b) the balance of deferred stock-based compensation related to stock option awards granted prior to January 1, 2006, which was calculated using the intrinsic value method.

The following table summarizes the effects of stock-based compensation (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of revenues	$986	$900	$473
Research and development	1,261	1,381	597
Sales and marketing	1,079	1,350	682
General and administrative	679	901	534

Total stock-based compensation expense	$4,005	$4,532	$2,286

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock Options:

During 2009, 2008, and 2007, the Company granted the following stock options.

	Shares Granted	Weighted average grant date fair value per share
2009	100,000	$0.49
2008	1,475,000	$0.93
2007	265,750	$5.75

In 2009, 2008, and 2007, the stock compensation expense on stock options, including deferred stock-based compensation, amounted to $1.3 million, $1.8 million, and $2.0 million, respectively.

The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined using the “simplified method”. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach, with appropriate disclosure, was permitted for a plain vanilla employee stock option for which the value was estimated using a Black-Scholes formula.

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

During 2009, the Company granted 100,000 stock options. The following weighted average assumptions were used to value options granted during the years ended December 31, 2008 and 2007, respectively:

	Years Ended December 31,
	2009	2008	2007
Expected term (in years)	6.06	6.06	6.24
Risk-free interest rate	3.06%	3.40%	4.66%
Volatility	62%	67%	72%
Dividend yield	—	—	—

Restricted Stock Awards:

During 2009, 2008, and 2007, the Company granted the following restricted stock units, or RSUs.

Years Ended	Shares Granted	Weighted average grant date fair value per share
2009	1,298,825	$0.71
2008	1,585,905	$3.48
2007	536,720	$5.86

In 2009, 2008, and 2007, the compensation expense on restricted stock based awards amounted to $2.7 million, $2.7 million, and $0.3 million.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted stock activity as of December 31, 2009 and 2008 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	—	—
Granted	536,720	$5.86
Vested	(21,140)	$5.92
Forfeited or expired	(14,225)	$6.02

Nonvested at December 31, 2007	501,355	$5.85
Granted	1,585,905	$3.48
Vested	(181,622)	$4.94
Forfeited or expired	(289,608)	$5.15

Nonvested at December 31, 2008	1,616,030	$3.75
Granted	1,298,825	$0.71
Vested	(683,885)	$3.91
Forfeited or expired	(76,862)	$3.47

Nonvested at December 31, 2009	2,154,108	$1.88

As of December 31, 2009, 2,154,108 million shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $2.0 million. As of December 31, 2008, and 2007, aggregate intrinsic value of outstanding and unvested stock based awards were $0.7 million and $2.4 million. During the years ended December 31, 2009, 2008, and 2007, aggregate intrinsic value of vested restricted stock based awards was $0.5 million, $0.3 million, and $0.1 million, respectively.

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

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net loss allocable to common stockholders	$(11,621)	$(20,960)	$(2,604)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic net loss per share	43,424	42,034	33,917

Basic and diluted net loss per common share	$(0.27)	$(0.50)	$(0.08)

Dilutive shares excluded from net loss per share calculation	4,706	2,630	5,453

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 12 – Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain vehicles under non-cancelable operating leases expiring on various dates through 2014. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 (in thousands):

Years ending December 31,	Amount
2010	$2,231
2011	1,463
2012	304
2013	164
Thereafter	251

Total	$4,413

Amounts include the sublease obligation with ECI Telecom, a related party (see Note 5). Rent expense for all leases for the years ended December 31, 2009, 2008, and 2007 were approximately $2.7 million, $3.1 million, and $2.9 million, respectively.

(b) Office of the Chief Scientist Grants

Veraz Networks Ltd’s research and development efforts, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the OCS. In return for the OCS’s participation, Veraz Networks Ltd. is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as they become due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of IP product revenues for the years ended December 31, 2009, 2008, and 2007 amounted to $1.2 million, $2.0 million, and $2.0 million, respectively. As of December 31, 2009 and 2008, the royalty payable amounted to $0.9 million and $1.2 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.1 million as of December 31, 2009.

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

(d) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At December 31, 2009 and 2008, the maximum potential amount of future payments Veraz Networks Ltd. could be required to make under the guarantees, amounted to $1.1 million and $0.6 million, respectively. At December 31, 2009 and 2008, the maximum potential amount of future payments Veraz Networks SARL in France could be required to make under the guarantees, amounted to $0.1 million annually. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

At December 31, 2009 and 2008, the Company had $0.2 million in each year invested in a bank guarantee as a security for the Company’s office lease in Israel.

(e) Purchase Commitments

The Company purchases raw material and components for its I-Gate 4000 line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of December 31, 2009 and 2008, the Company had open purchase commitments totaling $1.3 million and $2.6 million, respectively.

(f) Litigation

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activity. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

Note 13 – Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address or location of end customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

Revenue by geography is based on the billing address of the customer. The following table sets forth revenue and long-lived assets by geographic area (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues:
Europe, Middle East and Africa	$38,935	$53,763	$64,675
North America	11,701	15,802	32,678
Asia Pacific and India	13,024	11,913	17,917
Caribbean and Latin America	11,431	11,957	10,484

	$75,091	$93,435	$125,754

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company’s subsidiary in Russia contributed to more than 10% of revenues in all the above periods.

	Years Ended December 31,
	2009	2008	2007
Sales originating from:
United States	$29,702	$39,701	$64,418
Israel	33,055	44,253	52,031
Other foreign countries	12,334	9,481	9,305

	$75,091	$93,435	$125,754

	December 31,
	2009	2008
Long-lived assets, net:
United States	$910	$1,588
Israel	1,845	2,613
Other foreign countries	394	434

	$3,149	$4,635

Note 14 – Income Taxes

The components of the Company’s income (loss) before income taxes for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$(4,341)	$(11,990)	$(5,719)
Foreign	(5,110)	(9,382)	9,654

Income (loss) before income taxes	$(9,451)	$(21,372)	$3,935

The Company’s provisions for income taxes for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(36)	$(23)	$—
State	6	24	5
Foreign	963	322	1,052

Total current	$933	$323	$1,057

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,237	(735)	(498)

Total Deferred	$1,237	$(735)	$(498)

Provision (benefit) for income taxes	$2,170	$(412)	$559

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The differences between income taxes computed by applying the statutory federal income tax rate of 34% to income before taxes and the amounts reported in the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal tax expense (benefit) computed at statutory rate	$(3,214)	$(7,267)	$1,338
State taxes	4	16	3
Domestic net operating losses not benefited	545	2,582	1,747
Foreign rate differential	3,938	2,778	(2,730)
Non-deductible stock option expense	886	1,425	602
Stock option deduction	—	—	(462)
Permanent differences	47	54	61
Other	(36)	—	—

Provision (benefit) for income taxes	$2,170	$(412)	$559

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$26,482	$25,242
Research and development credits	6,412	6,056
Accruals and reserves	1,995	2,288
Depreciation and amortization	784	895

	35,673	34,481
Valuation allowance	(35,673)	(33,244)

Net deferred tax assets	$—	$1,237

The net change in the valuation allowance was an increase of approximately $2.4 million, $4.1 million, and $2.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $72.7 million and $24.4 million, respectively. These federal and state net operating loss carryforwards expire in varying amounts from 2021 to 2029, and 2013 to 2029, respectively. The Company also has federal and state tax credits of approximately $3.5 million and $4.3 million, respectively. The federal research credits expire in varying amounts from 2022 to 2029 and the state tax credits have no expiration date. As of December 31, 2009, the Company has foreign net operating loss carryforward of approximately $14.6 million that has an unlimited carryforward period.

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

dividends), out of the income originating from the approved enterprise, and on which the Company received a tax exemption, the distribution is subject to corporate taxes at rates varying from 10% to 25% depending on the percentage of foreign investment holding in the Company, as defined by the Law.

In 2009, 2008, and 2007, the Company recorded an income tax a provision (benefit) of income taxes of $2.2 million, $(0.4 million), and $0.6 million, respectively. The provision recorded in 2009 was partly due to the settlement of income taxes of $0.4 million for years 2003 through 2007 in the Israel subsidiary. The benefit provision of $0.4 million recorded in 2008 is principally due to the loss on operations in Israel and to a lesser extent the recording of a deferred tax benefit for the Company’s Brazilian operations. In 2007, the tax provision was attributable to the Company’s profitable foreign operations, primarily Israel, for income generated on sale of products not covered under the Approved Enterprise status in Israel. During 2009, the Company performed an assessment of the realizability of the deferred tax assets for the operations in Israel. As a result of recent cumulative losses and uncertainty regarding future taxable income, the Company determined based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods. Accordingly, the Company recorded a valuation allowance against all of the net deferred tax assets in Israel at the end of 2009.

As of December 31, 2009, the portion of the federal and state net operating loss carryforwards which relates to stock option deductions was approximately $1.1 million. The Company is tracking the portion of its deferred tax assets attributable to stock option benefits arising subsequent to January 1, 2006 in a separate memo account. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded to equity when they reduce taxes payable.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. As of December 31, 2009, the Company had no unrecognized tax benefits.

The Company classifies interest and penalties related to tax contingencies as other expenses. As of December 31, 2009, the Company had not accrued any interest or penalties related to tax contingencies.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service, or IRS for calendar years from its inception in 2001 through 2007. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2007 through 2009, France for 2007 through 2008, India for 2005 through 2009, Israel for 2008 and 2009, Singapore for 2005 through 2008, Russia for 2006 and 2008, and the United Kingdom for 2005 through 2009.

Note 15 – SEC Investigation

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

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

On January 27, 2009, the Company received a subpoena from the SEC requesting documents related to the Company’s business practices in Vietnam. In connection with such SEC investigation, the Company produced documents and provided testimony relevant to the SEC’s investigation and is continuing to cooperate with the SEC in its investigation. In January 2010, the Company reached a tentative resolution with the staff of the SEC regarding the matters described above. Under the terms of the resolution, the Company will consent, without admitting or denying the allegations, to the entry of an injunction prohibiting violations of the non-fraud provisions of the FCPA and to pay a civil penalty of $300,000. The agreement requires approval by the SEC and is subject to court approval.

The Company has incurred expenses related to the SEC inquiry of approximately $0.5 million and $2.5 million for 2009 and 2008, respectively. To date, the Company has incurred expenses related to the SEC investigation of approximately $3.0 million.

Note 16 – Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions through December 31, 2009.

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employments in certain other circumstances. The Company’s liability for severance payments are not reflected in the financial statements as the risks have been irrevocably transferred via payments made to funds in the name of the employee.

Note 17 – Selected Quarterly Financial Information (Unaudited)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted per shares information may not equal annual basic and diluted earnings per share.

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2009 and 2008 (in thousands, except for per share data):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2009
Revenues	$18,624	$18,696	$16,820	$20,951
Gross profit	$10,678	$11,951	$9,097	$12,142
Net loss	$(4,058)	$(1,630)	$(2,925)	$(3,008)
Net loss allocable to common stockholder per share – basic and diluted	$(0.09)	$(0.04)	$(0.07)	$(0.07)
2008
Revenues	$26,330	$22,955	$16,267	$27,883
Gross profit	$15,824	$13,585	$7,101	$14,952
Restructuring charges	$40	$794	$—	$—
Net loss	$(861)	$(5,413)	$(11,592)	$(3,094)
Net loss allocable to common stockholder per share – basic and diluted	$(0.02)	$(0.13)	$(0.28)	$(0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on these criteria.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors and executive officers is incorporated by reference to the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in our Proxy Statement for our 2010 Annual Meeting of Shareholders, or Proxy Statement, which we expect to file on or before April 30, 2010.

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

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer), and employees. The Code of Business Conduct and Ethics is available on our website at www.veraznetworks.com under the section titled Corporate Governance. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of business conduct and ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

VERAZ NETWORKS, INC.

Date: March 16, 2010	By:	/s/ Albert J. Wood
		Name:	Albert J. Wood
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/ Douglas A. Sabella Douglas A. Sabella	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

/s/ Albert J. Wood Albert J. Wood	Chief Financial Officer and (Principal Financial and Accounting Officer)	March 16, 2010

/s/ Promod Haque Promod Haque	Chairman of the Board of Directors	March 16, 2010

/s/ Bob L. Corey Bob L. Corey	Director	March 16, 2010

/s/ Dror Nahumi Dror Nahumi	Director	March 16, 2010

/s/ Pascal Levensohn Pascal Levensohn	Director	March 16, 2010

/s/ W. Michael West W. Michael West	Director	March 16, 2010

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

10.1	Warrant to Purchase Series C Preferred Stock, dated as of December 31, 2002, issued by the Registrant to Comdisco Ventures, Inc.	S-1	333-138121	10.1	10/20/2006

10.2	U.S. Separation and Asset Purchase Agreement, dated as of December 31, 2002, by and between ECI Telecom-NGTS Inc. and Veraz Networks International, Inc.	S-1	333-138121	10.2	10/20/2006

10.3	Separation and Assets Purchase Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI — Telecom NGTS, Ltd. and Veraz Networks Ltd.	S-1	333-138121	10.3	10/20/2006

10.4	DCME — Master Manufacturing and Distribution Agreement, dated as of December 31, 2002, by and among ECI Telecom Ltd, Veraz Networks Ltd. and the Registrant	S-1	333-138121	10.4	10/20/2006

10.5	Trademark License Agreement, dated as of December 31, 2002, by and between the Registrant and ECI Telecom, Ltd.	S-1	333-138121	10.5	10/20/2006

10.6	Intellectual Property License Agreement, made as of October 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Ltd. and Veraz Networks, Ltd.	S-1	333-138121	10.6	10/20/2006

10.7	Intellectual Property Assignment Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom NGTS Ltd. and Veraz Networks, Ltd.	S-1	333-138121	10.7	10/20/2006

10.8	License Agreement, dated as of October 2002, by and between ECI Telecom Ltd. and Veraz Networks Ltd.	S-1	333-138121	10.8	10/20/2006

10.9	Assignment and Assumption Agreement, dated as of December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Ltd. and the Veraz Networks, Ltd.	S-1	333-138121	10.9	10/20/2006

10.10	Assignment and Assumption Agreement, dated as of December 31, 2002, by and between ECI Telecom — NGTS Inc. and the Veraz Networks International, Inc.	S-1	333-138121	10.10	10/20/2006

10.11	Series C Preferred Stock Purchase Agreement, dated October 30, 2002, by and among the Registrant and the Purchasers listed on Exhibit A thereto.	S-1	333-138121	10.11	10/20/2006

10.12	Amended and Restated Investor Rights Agreement, dated as of December 19, 2006, by and among the Registrant and the Investors listed on Exhibit A thereto.	S-1/A	333-138121	10.12	1/22/2007

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.13	Amended and Restated Voting Agreement, dated December 19, 2006, by and among the Registrant and the stockholders listed on Exhibit A and Exhibit B thereto.	S-1/A	333-138121	10.13	1/22/2007

10.14	2001 Equity Incentive Plan and forms of related agreements.	S-1	333-138121	10.14	10/20/2006

10.15	2003 Israeli Share Option Plan.	S-1/A	333-138121	10.15	3/16/2007

10.16	2006 Equity Incentive Plan, as amended.	8-K	001-33391	10.1	12/18/2008

10.17	Forms of 2006 Equity Incentive Plan agreements.	S-1	333-138121	10.16	10/20/2006

10.18	2006 Employee Stock Purchase Plan.	S-1/A	333-138121	10.17	3/30/2007

10.19*	Offer of Employment with the Registrant, dated as of November 17, 2004, by and between the Registrant and Doug Sabella.	S-1	333-138121	10.18	10/20/2006

10.20*	Amendment to Offer of Employment with the Registrant, dated November 17, 2004, made by and between the Registrant and Doug Sabella, as of April 21, 2006.	S-1	333-138121	10.19	10/20/2006

10.21*	Employment Agreement, dated as of November 20, 2001, by and between the Registrant and Amit Chawla and Personnel Action Notice, dated June 30, 2005.	S-1	333-138121	10.20	10/20/2006

10.22*	Offer of Employment with the Registrant, dated April 13, 2005, by and between the Registrant and Al Wood.	S-1	333-138121	10.21	10/20/2006

10.23*	Amendment to Offer of Employment with the Registrant, dated April 13, 2005, made by and between the Registrant and Al Wood, as of April 21, 2006.	S-1	333-138121	10.22	10/20/2006

10.24*	Letter of Employment Agreement, dated January 1, 2003, by and between Veraz Networks, Ltd. and Israel Zohar.	S-1	333-138121	10.23	10/20/2006

10.25	Sublease Agreement, dated August 31, 2004, by and between the Registrant and ECI Telecom, Inc.	S-1	333-138121	10.24	10/20/2006

10.26	Sublease Agreement Amendment, dated January 31, 2006, by and between the Registrant and ECI Telecom, Inc.	S-1	333-138121	10.25	10/20/2006

10.27	Standard Industrial/Commercial Multi-Tenant Lease — Net American Industrial Real Estate Association, dated December 2001, by and between the Registrant and Balch LLC.	S-1	333-138121	10.26	10/20/2006

10.28	Letter Amendment to Industrial Lease Agreement, dated April 15, 2002, issued by Balch LLC to the Registrant.	S-1	333-138121	10.27	10/20/2006

10.29	First Amendment to Industrial Lease Agreement, dated January 18, 2004, by and between the Registrant and Balch LLC.	S-1	333-138121	10.28	10/20/2006

10.30	Second Amendment to Industrial Lease Agreement, dated April 7, 2005, by and between the Registrant and Balch LLC.	S-1	333-138121	10.29	10/20/2006

10.31	Unprotected Tenancy Contract, dated December 31, 2003, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.	S-1	333-138121	10.30	10/20/2006

10.32	Addendum to Unprotected Tenancy Contract, dated November 3, 2005, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.	S-1	333-138121	10.31	10/20/2006

10.33	Letter, dated October 26, 2003, issued by ECI Telecom Ltd. and addressed to Veraz Networks Ltd.	S-1	333-138121	10.32	10/20/2006

10.34	Letter, dated February 23, 2005, issued by Amcol Engineering and Industrial Company Ltd. and addressed to Veraz Networks Ltd.	S-1	333-138121	10.33	10/20/2006

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.35	Unprotected Tenancy Contract, dated November 3, 2005, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.	S-1	333-138121	10.34	10/20/2006

10.36†	Master Manufacturing Agreement dated October 1, 2005, by and between Flextronics (Israel), Ltd. and Veraz Networks Ltd.	S-1/A	333-138121	10.35	3/16/2007

10.37*	Form of Indemnity Agreement.	S-1	333-138121	10.36	10/20/2006

10.38	Series D Preferred Stock Purchase Agreement, dated December 19, 2006, by and among the Registrant and the Purchasers listed on Exhibit A-1 thereto.	S-1/A	333-138121	10.37	1/22/2007

10.39*	Letter of Employment Agreement, dated January 1, 2003, by and between Veraz Networks, Ltd. and Pinhas Reich.	S-1/A	333-138121	10.38	3/16/2007

10.40*	Letter, dated May 30, 2006, issued by the Registrant and addressed to Bob Corey.	S-1/A	333-138121	10.39	1/22/2007

10.41	Services Contract, dated October 13, 2005, by and between Veraz Networks Ltd. and LLC ECI Telecom 2005.	S-1/A	333-138121	10.40	3/16/2007

10.42*	Letter, dated November 29, 2007, issued by the Registrant and addressed to Mike West.	10-K	001-33391	10.41	3/14/2008

10.43*	Release Agreement, dated April 15, 2008, by and between Veraz Networks Ltd. and Pinhas Reich.	8-K	001-33391	10.41	4/21/2008

10.44*	Amendment to Offer of Employment with Registrant, dated September 8, 2008, by and between the Registrant and Al Wood.	8-K	001-33391	10.1	9/11/2008

10.45*	Letter, dated October 1, 2008, by and between Registrant and Amit Chawla.	8-K	001-33391	10.1	10/3/2008

10.46*	Offer of Employment with Registrant, dated August 1, 2007, by and between Registrant and William R. Rohrbach.	10-Q	001-33391	10.1	11/14/2008

21.1	Subsidiaries of the Registrant	10-K	001-33391	21.1	3/17/08

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.0#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

*	Management contract, compensatory plan or arrangement.
†	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.