Form 10-Q
period 2010-03-31
Veraz Networks, Inc.
filed 2010-05-17
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

As of April 30, 2010, 44,256,292 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

VERAZ NETWORKS, INC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$27,258	$25,095
Restricted cash	951	608
Short-term investments	3,000	7,899
Accounts receivable, net	27,758	29,959
Inventories	8,255	8,364
Prepaid expenses	1,526	1,718
Other current assets	2,603	3,113
Due from related parties	196	686

Total current assets	71,547	77,442
Property and equipment, net	2,748	3,149
Other assets	122	120

Total assets	$74,417	$80,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,690	$6,375
Accrued expenses	12,072	11,493
Income tax payable	470	1,173
Deferred revenue	13,038	14,112
Due to related parties	1,367	1,117

Total current liabilities	32,637	34,270

Stockholders’ equity:
Common stock	44	44
Additional paid-in capital	133,801	133,084
Accumulated other comprehensive income	1,991	2,124
Accumulated deficit	(94,056)	(88,811)

Total stockholders’ equity	41,780	46,441

Total liabilities and stockholders’ equity	$74,417	$80,711

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
IP Products	$8,186	$13,050
DCME Products	1,234	1,198
Services	6,650	6,703

Total revenues	16,070	20,951

Cost of Revenues:
IP Products	3,392	5,434
DCME Products	471	487
Services	3,284	2,888

Total cost of revenues	7,147	8,809

Gross profit	8,923	12,142

Operating Expenses:
Research and development, net	5,068	5,208
Sales and marketing	5,674	6,530
General and administrative	3,251	2,808

Total operating expenses	13,993	14,546

Loss from operations	(5,070)	(2,404)
Other income (expense), net	48	(534)

Loss before income taxes	(5,022)	(2,938)
Provision for income taxes	223	70

Net loss	$(5,245)	$(3,008)

Net loss per share — basic and diluted	$(0.12)	$(0.07)

Weighted average shares outstanding used in computing net loss per share — basic and diluted	44,042	43,165

Related Party Transactions

The Unaudited Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended March 31,
	2010	2009
Revenues:
IP Products, related party sales	$31	$40
Cost of Revenues:
DCME Products, costs arising from related party purchases	494	436
Services, costs arising from related party purchases	—	22
Operating Expenses:
Research and development	15	53
Sales and marketing	15	594
General and administrative	54	54

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,245)	$(3,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	544	718
Stock-based compensation	708	1,152
Provision (release) for doubtful accounts	176	(2)
Other non-cash items	(11)	(50)
Net changes in operating assets and liabilities:
Accounts receivable	1,831	3,447
Inventories	73	2,420
Prepaid expenses and other current assets	676	1,348
Due from related parties	490	87
Accounts payable	(633)	(55)
Accrued expenses	828	(1,348)
Income tax payable	(695)	62
Deferred revenue	(1,176)	(4,290)
Due to related parties	250	(2,513)

Net cash used in operating activities	(2,184)	(2,032)

Cash flows from investing activities:
Restricted cash	(343)	4
Maturities and sales of short-term investments	4,897	1,837
Purchases of short-term investments	—	(14,040)
Purchases of property and equipment	(193)	(396)
Other assets	(2)	(30)

Net cash provided by(used in) investing activities	4,359	(12,625)

Cash flows from financing activities:
Proceeds from the exercise of stock options	9	32

Net cash provided by financing activities	9	32

Effect of exchange rate changes on cash and cash equivalents	(22)	166

Net decrease in cash and cash equivalents	2,162	(14,459)

Cash and cash equivalents at beginning of period	25,096	35,388

Cash and cash equivalents at end of period	$27,258	$20,929

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

NOTE 2 – BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    The accompanying interim condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

    The significant accounting policies of the Company are as follows:

    (a) Use of Estimates

    The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, and deferred tax assets, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

    (b) Restricted Cash

    Generally, restricted cash represents collateral securing guarantee arrangements with banks. The amounts expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. In addition, during the three months ended March 31, 2010, the Company opened an escrow account for $0.3 million for the civil penalties it may have to pay to the SEC (see Note 9 below).

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

    Pursuant to a master manufacturing and master agreement with ECI Telecom, a related party, the Company derives a portion of its revenues from sales of its line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment, or DCME, products (8% and 6% of revenues during the three months ended March 31, 2010 and 2009, respectively) and related services (4% of revenues during each of the three months ended March 31, 2010 and 2009, respectively).

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

    One customer, 012 Smile, contributed to 10% or more of the Company’s revenues in the three months ended March 31, 2010, and one customer, Bezeq Limited, contributed 10% of the Company’s revenues in the three months ended March 31, 2009. As of March 31, 2010, no customer contributed to 10% or more of the Company’s accounts receivable. As of December 31, 2009, one of the Company’s customer, TIM Cellular S.A, contributed to 10% or more of the Company’s accounts receivable. To date, the Company has not experienced any material credit issues with TIM Cellular S.A.

    (d) Revenue Recognition

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

    (ii) Delivery has occurred

    Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, initial VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer on the initial VOIP solution arrangement or the Company has completed its contractual requirements. Historically, the Company has successfully implemented all subsequent sales of VOIP solutions and, accordingly, revenue is recognized on subsequent sales of VOIP solutions at the time of shipment when title and risk of loss have passed to the customer since the additional equipment is merely an expansion of the customer’s already existing network.

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

    Revenues are recognized net of sales taxes. Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the three months ended March 31, 2010 and 2009. Shipping and handling costs are included in cost of revenues.

    For purposes of classification in the unaudited condensed consolidated statements of operations, revenue from sales of static trunking solutions, VoIP solutions, and Secure Communications solutions is allocated between DCME Products, IP Products and Services, as applicable, based on VSOE for any elements for which VSOE exists or based on the relative stated invoice amount for elements for which VSOE does not exist.

    (e) Accounts Receivable and Allowance for Doubtful Accounts

    Generally, the Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the customers’ failure to make required payments. The Company may record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than we had anticipated, or for customer-specific circumstances, such as bankruptcy. Additionally, as many of the Company’s customers are conducting business in emerging markets that can be unpredictable at times due to rapidly changing political and economic conditions, the judgment of management is a significant factor in determining whether an increase in the allowance is warranted. Management considers various factors when making such judgments, including the customer-specific circumstances as well as the general political environment, economic conditions and other relevant matters in determining the collectability of the receivables.

    The Company will reverse an allowance for doubtful accounts if there is significant improvement in the facts or circumstances pertaining to the customer for which the original allowance for doubtful accounts relates or the amounts are collected from the customer. Historically, the allowance for doubtful accounts has been adequate to cover the actual losses from uncollectible accounts.

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

    (g) Government-Sponsored Research and Development

    The Company records grants received from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS, as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. The grants received bear an annual interest at LIBOR as of the date of approval. Royalties payable to the OCS are classified as cost of revenues. During the three months ended March 31, 2010 and 2009, grants received from the OCS were $0.4 million and $0.3 million, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended March 31, 2010 and 2009 amounted to $0.2 million and $0.5 million, respectively. As of March 31, 2010 and December 31, 2009, the royalty payable amounted to $1.2 million and $0.9 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.1 million as of March 31, 2010.

    (h) Comprehensive Loss

    The components of comprehensive loss for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(5,245)	$(3,008)
Foreign currency translation adjustments	(131)	166
Net unrealized losses on investments	(2)	—

Total comprehensive loss	$(5,378)	$(2,842)

    (i) Stock-Based Compensation

    Stock-based compensation cost in connection with grants of restricted stock units (“RSUs”) and stock options to Company employees. Stock-based compensation cost for restricted stock units is measured based on the closing fair market value of the Company’s common stock on the date of grant and expensed on a straight-line basis over the requisite service period. Stock-based compensation cost for stock options is estimated at the grant date based on the options’ fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense on a straight-line basis over the requisite service period. This model requires various judgment-based assumptions including expected volatility, interest rates and expected option life. Historically, the Company has not granted any dividends. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future; specifically, any changes in assumptions for expected volatility and expected life significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. The Company determined the expected term in accordance with the “simplified method” for a plain vanilla employee stock option for which the value was estimated using a Black-Scholes formula. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach was permitted as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

    (j) Foreign Currency Translation

    For foreign subsidiaries using the U.S. dollar as their functional currency, transactions and monetary balances denominated in non-dollar currencies are remeasured into dollars using current exchange rates. Transaction gains or losses are recorded in other income (expense), net. For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effect of these translation adjustments are reported as a separate component of stockholders’ equity (See Note 3(h) above).

    (k) Recent Accounting Pronouncements

    Fair Value Measurements and Disclosures

    In January 2010, the FASB issued an update in ASC 820, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements to amended standards that require additional disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs for fiscal years beginning after December 15, 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3) for annual periods beginning after December 15, 2009. The adoption of the guidance did not have a significant impact on the unaudited condensed consolidated financial statements or related footnotes.

In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets that removes the scope exception from applying consolidations of variable interest entities. The guidance changes the requirements for recognizing financial assets and requires enhanced disclosures. The new requirements are effective for annual periods beginning after November 15, 2009, which was effective for the Company in the first quarter of 2010. The adoption of the guidance did not have a significant impact on the unaudited condensed consolidated financial statements or related footnotes.

    Revenue Recognition

    In October 2009, the FASB issued FASB Accounting Standards Update, or FASB ASU 2009-13—Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The Company will apply the accounting guidance prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The Company is currently evaluating the impact of this accounting guidance on its unaudited condensed consolidated financial statements.

    In October 2009, the FASB issued ASU No. 2009-14—Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. Previously, companies that sold tangible products with more than incidental software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality. Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The Company will apply the new guidance on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and will become effective during the first quarter of 2011. Early application is permitted. The Company is currently evaluating the impact of this accounting guidance on its unaudited condensed consolidated financial statements.

NOTE 4 – FINANCIAL INSTRUMENTS

    Assets are measured and recorded at fair value on a recurring basis for cash, cash equivalents, and short-term available-for-sale securities, excluding accrued interest components, as presented on the Company’s unaudited condensed consolidated condensed balance sheets as of March 31, 2010 and December 31, 2009. A summary of cash, cash equivalents, and short-term available-for-sale securities as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

Security Description	Percentage of holdings	Amortized Cost	Unrealized Gains (Losses)	Fair Market Value
March 31, 2010
Cash equivalents:
Money market funds	100%	$16,316	$—	$16,316

Total cash equivalents	100%	$16,316	$—	$16,316

Short-term investments:
U.S. Treasury bills	100%	$2,999	$1	$3,000

Total short-term investments	100%	$2,999	$1	$3,000

December 31, 2009
Cash equivalents:
Money market funds	100%	$11,423	$—	$11,423

Total cash equivalents	100%	$11,423	$—	$11,423

Short-term investments:
U.S. Treasury bills	100%	$7,896	$3	$7,899

Total short-term investments	100%	$7,896	$3	$7,899

    Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

    Short-term investments held by the Company are debt securities classified as available-for-sale. The Company invests in publicly traded, highly liquid securities of entities with credit ratings of A or better. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are included as a separate component of stockholders’ equity. Contractual maturities of available-for-sale short-term securities at March 31, 2010 are due within 12 months.

    For other-than-temporary impairments, the Company discloses the gross unrealized losses and fair value for those investments that were in an unrealized loss position and have been in a continuous loss position. As of March 31, 2010 and December 31, 2009, the gross unrealized losses were zero.

    The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in accumulated other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were immaterial for all periods presented.

    Fair Value Measurements of Financial Instruments

    The Company’s portfolio manager utilizes a third party pricing services, Interactive Data Corporation, to determine the fair value of the Company’s short-term securities. The Company measures its fixed income and available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of March 31, 2010 (in thousands):

		Fair Value at Reporting Date Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Fixed income available-for-sale securities	$3,000	$3,000	$—	$—
Money market funds	16,316	16,316	—	—

	$19,316	$19,316	$—	$—

    The fixed income available-for-sale securities are included in short-term investments in the unaudited condensed consolidated balance sheet and consist of U.S. Treasury bills issued by the U.S. government.

NOTE 5 – RELATED PARTY TRANSACTIONS

    ECI Telecom

    As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at March 31, 2010 ECI Telecom held approximately 25% of the Company’s outstanding common stock. The Company is the exclusive worldwide distributor of the DCME line of products, or DCME, for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2010. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent. As result of the DCME agreement with ECI Telecom, the Company does not currently have an independent ability to produce DCME products and has not entered into arrangements with any third party that would enable the Company to obtain DCME or similar products in the event that ECI Telecom ceases to provide DCME products to the Company. Should ECI Telecom become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, the Company will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, the Company’s business would be materially harmed.

    The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The percentage of revenue that the Company pays has remained unchanged during three months ended March 31, 2010 and year ended December 31, 2009. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the unaudited condensed consolidated statements of operations.

    The Company historically also contracted with ECI Telecom for the use of certain of its European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses and other general administrative expenses. The Company recorded revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product revenues, in the unaudited condensed consolidated statements of operations, depending on the nature of the products sold. The Company also reimbursed these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company allocates support and administrative expenses between research and development, sales and marketing, and general and administrative, in the unaudited condensed consolidated statements of operations. All such relationships (other than in Israel), however, have been terminated on April 30, 2009.

    The Company had appointed ECI Telecom as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. The Company compensated ECI Telecom for agent services in Russia by paying a commission based on sales. Further, the Company had appointed ECI 2005, an affiliate of ECI Telecom, as a partner to provide services directly to customers in Russia. Effective as of April 30, 2009, ECI Telecom and the Company mutually agreed to terminate the appointment of ECI Telecom as a selling agent and the appointment of ECI 2005 as partner to provide services. Following termination of the appointment of ECI Telecom as selling agent, the Company is still obligated to pay ECI Telecom agent fees related to certain specified accounts for any sales completed by October 31, 2009. At certain times, the Company’s Russian customers purchased installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needed assistance in providing installation, training and maintenance services to its customers in Russia, these services were available from the Company. The Company also reimbursed ECI 2005 for the costs associated with the services activity. In November 2007, the Company entered into a sublease agreement with ECI 2005 for office space located in Moscow. The sublease term was for an eleven month period, and the monthly rent was equal to approximately $15,000. The sublease was extended and eventually terminated as of March 31, 2009. ECI 2005 rent was included in services and cost of revenues in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009.

    In January 2008, the Company entered into a sublease agreement with ECI Telecom that commenced on May 1, 2008 for office space of 5,950 square feet in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth annual anniversary of the commencement date and the 12tth anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000. For the three months ended March 31, 2010 and 2009, ECI Telecom rent is included in general and administrative expense in the unaudited condensed consolidated statements of operations. Additionally, the Company entered into a consulting agreement with ECI Telecom for ECI Telecom personnel to provide certain logistical support services at the Florida facility but terminated that agreement effective as of June 30, 2009.

    Effective June 30, 2009, the Company and ECI Telecom entered into a Settlement Agreement and General Release (Settlement Agreement) relating to a variety of outstanding commercial issues between the parties. The Settlement Agreement effected a mutual release of certain outstanding commercial issues and other claims as of the date of the Settlement Agreement. The Settlement Agreement did not materially impact the Company’s financial statements. The Company paid $2.1 million under the Settlement Agreement to ECI Telecom during 2009 and zero for March 31, 2010 to settle for liabilities recorded pursuant to the agreements described above.

    Persistent Systems Pvt Ltd

    On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd., or Persistent. Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time employees of the Company. In May 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. In 2008, as part of the restructuring activity, the Company cancelled most of the contracted services with Persistent, but has retained some services for a limited transition period. During the three months ended March 31, 2010 and 2009, the Company incurred related party research and development expenses owed to Persistent under the Contractor Agreement of zero and $34,000, respectively. The Company had no related payable outstanding as of March 31, 2010 and December 31, 2009.

NOTE 6 – BALANCE SHEET COMPONENETS

(a) Inventories

    The following tables provide details of inventories as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Finished products	$2,700	$2,600
Work in process at customers’ locations	2,432	2,424
Raw material and components	3,123	3,340

Total inventories	$8,255	$8,364

    Inventories are stated at the lower of cost or market value on a first-in, first-out basis. The Company periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.

    When the Company’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 3(d)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item. These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.

(b) Property and Equipment

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives used consist of three years for furniture, computer equipment, and related software, and five years for production, engineering, and other equipment. Depreciation of leasehold improvements is computed using the shorter of the remaining lease term or five years. The Company has leased its office buildings, equipment and cars and is considered operating leases.

    The following tables provide details of inventories as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Property and equipment, net:
Computer equipment and software	$11,911	$11,811
Production, engineering and other equipment	9,493	9,450
Furniture and fixtures	597	598
Leasehold improvements	294	293

	22,295	22,152
Accumulated depreciation	(19,547)	(19,003)

Total property and equipment, net	$2,748	$3,149

NOTE 7 – STOCK-BASED COMPENSATION

    The following table summarizes the effects of stock-based compensation (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$176	$261
Research and development	225	382
Sales and marketing	181	304
General and administrative	126	205

Total stock-based compensation expense	$708	$1,152

    Stock Options:

    During the three months ended March 31, 2010 and 2009, the Company granted zero stock options.

    During the three months ended March 31, 2010 and 2009, the compensation expense on stock options, including deferred stock-based compensation, amounted to $0.3 million and $0.4 million, respectively.

    Restricted Stock Awards:

    During the three months ended March 31, 2010 and 2009, the Company granted 431,225 and 483,575 restricted stock units, or RSUs, respectively. For the three months ended March 31, 2010 and 2009, the weighted average grant date fair value per share of RSUs granted was $0.83 and $0.47, respectively.

    During the three months ended March 31, 2010 and 2009, the compensation expense on restricted stock based awards amounted to $0.4 million and $0.8 million, respectively.

    Restricted stock activity as of March 31, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2009	2,154,108	$1.88
Granted	431,225	$0.83
Vested	(480,699)	$3.85
Forfeited or expired	(16,962)	$4.27

Nonvested at March 31, 2010	2,087,672	$1.20

    As of March 31, 2010, 2,087,672 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $2.1 million. As of December 31, 2009, 2,154,108 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $2.0 million. During the three months ended March 31, 2010 and 2009, aggregate intrinsic value of vested restricted stock based awards was $0.4 million and $0.3 million, respectively.

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

    Stock Award Activity:

    A summary of the Company’s stock award activity and related information for the three months ended March 31, 2010 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value

Balance at December 31, 2009	444,204	5,885,531	$1.54	5.78	$905,623
Authorized	1,310,574	—	—
Restricted stock units granted	(431,225)	—	—
Restricted stock units cancelled and forfeited	16,962	—	—
Options granted	—	—	—
Options exercised	—	(18,873)	$0.40
Options cancelled and forfeited	39,645	(39,645)	$2.98

Balance at March 31, 2010	1,380,160	5,827,013	$1.53	5.59	$973,841

Options vested and expected to vest at March 31, 2010		5,744,337	$1.53	5.55	$972,286
Options exercisable at March 31, 2010		4,789,017	$1.45	5.02	$959,591

    The total intrinsic value of options exercised was zero and $10,000 during the three months ended March 31, 2010 and 2009, respectively.

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

    Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(5,245)	$(3,008)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic net loss per share	44,042	43,165

Basic and diluted net loss per common share	$(0.12)	$(0.07)

Anti-dilutive shares excluded from net loss per share calculation	4,559	16,688

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

    On January 27, 2009, the Company received a subpoena from the SEC requesting documents related to the Company’s business practices in Vietnam. In connection with such SEC investigation, the Company produced documents and provided testimony relevant to the SEC’s investigation and is continuing to cooperate with the SEC in its investigation. In January 2010, the Company reached a tentative resolution with the staff of the SEC regarding the matters described above. Under the terms of the resolution, the Company will consent, without admitting or denying the allegations, to the entry of an injunction prohibiting violations of the non-fraud provisions of the FCPA and to pay a civil penalty of $0.3 million. The agreement requires approval by the SEC and is subject to court approval.

    The Company had no expenses incurred related to the SEC inquiry in the three months ended March 31, 2010 and 2009. As of March 31, 2010, the Company has incurred expenses related to the SEC investigation of approximately $3.0 million.

NOTE 10 – INCOME TAXES

    The Company recorded an income taxes provision of $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The tax provision during the three months ended March 31, 2010 was attributable to foreign income and withholding taxes on the income earned by certain foreign operations of the Company. The tax provision during the three months ended March 31, 2009 was primarily attributable to foreign income taxes on the income of the Company’s profitable foreign operations.

    Our net deferred tax assets remain at zero at March 31, 2010. Based on all available evidence, the Company has concluded that it is more likely than not that all of the deferred tax assets will not be recovered, and a valuation allowance against deferred tax assets is necessary. As a result of recent cumulative losses and uncertainty regarding future taxable income, the Company has determined, based on all available evidence, that there was substantial uncertainty as to the realizability of the deferred tax asset in future periods and accordingly the Company maintained a full valuation allowance against our net deferred tax assets in the first quarter of 2010.

    The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service, or IRS, for calendar years from its inception in 2001 through 2008. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2007 through 2009, France for 2007 through 2008, India for 2005 through 2009, Israel for 2008 and 2009, Singapore for 2005 through 2008, Russia for 2006 through 2008, and the United Kingdom for 2005 through 2009.

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address or location of end customer. The following table sets forth revenue and property and equipment, net by geographic area (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Europe, Middle East and Africa	$7,398	$8,645
North America	4,080	3,170
Asia Pacific and India	1,797	5,548
Caribbean and Latin America	2,795	3,588

Total revenues by geographic area	$16,070	$20,951

Foreign countries which contributed more than 10% of revenues	Israel	None

	Three Months Ended March 31,
	2010	2009
Sales originating from:
United States	$6,978	$8,132
Israel	7,309	8,160
Other foreign countries	1,783	4,659

Total sales by geographic area	$16,070	$20,951

	March 31,	December 31,
	2010	2009
Property and equipment, net:
United States	$760	$910
Israel	1,641	1,845
Other foreign countries	347	394

Total property and equipment, net by geographic area	$2,748	$3,149

NOTE 12 – SUBSEQUENT EVENTS

    On May 12, 2010, Veraz Networks, Inc. (“Veraz”) entered into an Acquisition Agreement (“Acquisition Agreement”), by and between Veraz and Dialogic Corporation, a British Columbia corporation (“Dialogic”), pursuant to which Veraz will acquire all of the outstanding shares in the capital of Dialogic in exchange for shares of Veraz common stock (the “Arrangement”). Upon consummation of the transactions contemplated by the Acquisition Agreement, Dialogic will become a wholly-owned subsidiary of Veraz. Pursuant to the Acquisition Agreement, 110,580,900 shares of Veraz common stock will be issued to the Dialogic shareholders. After taking into account the issuance of stock options to purchase Veraz common stock in exchange for Dialogic stock options, the Dialogic shareholders and optionholders will hold approximately 70% and existing Veraz stockholders and optionholders will hold approximately 30% of the outstanding securities of Veraz following the closing.

Acquisition Agreement

    Pursuant to the terms of the Acquisition Agreement, Veraz will acquire all of Dialogic’s outstanding common and preferred shares in the capital of Dialogic in exchange for shares of Veraz common stock. The Arrangement will be carried out pursuant to a Plan of Arrangement pursuant to the British Columbia Business Corporations Act as set forth in the Acquisition Agreement. Upon the completion of the Arrangement, the Dialogic shareholders will be entitled to receive an aggregate of 110,580,900 shares of Veraz common stock. All outstanding options to purchase Dialogic common shares will be exchanged for options to purchase Veraz common stock.

    Each of Veraz and Dialogic has made customary representations, warranties and covenants in the Acquisition Agreement, including, among others, covenants: (a) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Acquisition Agreement and the consummation of the Arrangement; (b) not to engage in certain kinds of transactions during such period or solicit or engage in discussions with third parties regarding other proposals to be acquired, in each case subject to specified exceptions; and (c) to seek approval from stockholders of Veraz and shareholders of Dialogic in connection with the transaction.

    Consummation of the Arrangement is subject to customary conditions, including: (a) the approval of the Arrangement by the shareholders of Dialogic and the approval by the stockholders of Veraz of the issuance of shares of Veraz common stock; (b) absence of any applicable restraining order, injunction or governmental litigation prohibiting the Arrangement; (c) the absence of material adverse effect with respect to each of Veraz and Dialogic; (d) the accuracy of the representations and warranties of each party, subject to specified materiality thresholds; (e) performance in all material respects by each party of its obligations under the Acquisition Agreement; (f) completion of the restructuring of Dialogic’s indebtedness; (g) the approval of the Arrangement by the Supreme Court of British Columbia; and (h) antitrust approvals, including expiration of termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Acquisition Agreement contains certain termination rights for both Veraz and Dialogic in certain circumstances, some of which may require Veraz to pay Dialogic a termination fee of $1,500,000 and an expense reimbursement of up to $1,000,000 or Dialogic to pay Veraz a termination fee of $3,000,000 and an expense reimbursement of up to $1,000,000.

    The foregoing description of the Acquisition Agreement does not purport to be complete and is qualified in its entirety by reference to the Acquisition Agreement and the Plan of Arrangement, which are filed as Exhibit 2.1 to the Form 8-K filed on May 14, 2010 (“Dialogic 8-K”), and are incorporated into this report by reference.

    The Acquisition Agreement and the Plan of Arrangement govern the contractual rights between the parties in relation to the Arrangement. We have included the above summary of certain terms of the Acquisition Agreement and the Plan of Arrangement and attached the Acquisition Agreement and Plan of Arrangement as an exhibit to the Dialogic 8-K to provide you with information regarding the terms of the Acquisition Agreement and the Plan of Arrangement. This summary and report are not intended to modify or supplement any factual disclosures about Veraz in our public reports filed with the SEC. In particular, the Acquisition Agreement, the Plan of Arrangement and related summaries are not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to Veraz or Dialogic. The representations and warranties contained in the Acquisition Agreement have been negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the Arrangement if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocates risk between the parties, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable under the securities laws.

Support and Voting Agreements

    At the same time that the Acquisition Agreement was entered into, certain shareholders of Dialogic (the “Specified Dialogic Shareholders”) entered into a Support Agreement (the “Dialogic Support Agreement”) with Veraz and certain stockholders of Veraz (the “Specified Veraz Stockholders”) each entered into a Voting Agreement (the “Veraz Voting Agreement”) with Dialogic.

    The Dialogic Support Agreement provides that each of the Specified Dialogic Shareholders will, among other things, vote its Dialogic common and preferred shares in favor of the Arrangement and against an alternative transaction. The Dialogic Support Agreement will terminate upon the earliest of: (a) the completion of the Arrangement; (b) mutual agreement among Veraz and the Specified Dialogic Shareholders; or (c) the termination of the Acquisition Agreement in accordance with its terms.

    The Veraz Voting Agreements provide that each of the Specified Veraz Stockholders will, among other things, vote its shares of Veraz common stock in favor of the issuance of Veraz common stock to Dialogic shareholders pursuant to the Acquisition Agreement and against an alternative transaction. Each Veraz Voting Agreement will terminate upon the earlier of: (a) completion of the Arrangement; (b) the termination of the Acquisition Agreement in accordance with its terms; or (c) mutual agreement by Dialogic and the Specified Veraz Stockholder.

    The foregoing descriptions of the Dialogic Support Agreement and the Veraz Voting Agreement do not purport to be complete and are qualified in their entirety by reference to the Dialogic Support Agreement and the form of Veraz Voting Agreement, both of which are filed as Exhibits 99.2 and 99.3 to the Dialogic 8-K and are incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2009, in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2010. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of our future financial operating results, sufficiency of our cash resources, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Other Matters

SEC Investigation

    On April 3, 2008, we received a letter from the SEC informing us that the SEC was conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent counsel to perform an internal investigation. On July 17, 2008, the Independent Counsel reported its findings to representatives of the SEC and subsequently provided all the requested documents to the SEC. On January 27, 2009, we received a subpoena from the SEC indicating that it had commenced a formal investigation into matters related to our business practices in Vietnam. In connection with such subpoena, we produced documents and provided testimony relevant to the SEC’s investigation. In January 2010, we reached a tentative resolution with the staff of the SEC regarding the matters described above. Under the terms of the resolution, we will consent, without admitting or denying the allegations, to the entry of an injunction prohibiting violations of the non-fraud provisions of the FCPA and to pay a civil penalty of $0.3 million. The agreement requires approval by the SEC and is subject to court approval. For more information regarding the SEC matters discussed above, see Note 9 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report.

Subsequent Event

    On May 12, 2010, Veraz Networks, Inc. (“Veraz”) entered into an Acquisition Agreement (“Acquisition Agreement”), by and between Veraz and Dialogic Corporation, a British Columbia corporation (“Dialogic”), pursuant to which Veraz will acquire all of the outstanding shares in the capital of Dialogic in exchange for shares of Veraz common stock (the “Arrangement”). Upon consummation of the transactions contemplated by the Acquisition Agreement, Dialogic will become a wholly-owned subsidiary of Veraz. Pursuant to the Acquisition Agreement, 110,580,900 shares of Veraz common stock will be issued to the Dialogic shareholders. After taking into account the issuance of stock options to purchase Veraz common stock in exchange for Dialogic stock options, the Dialogic shareholders and optionholders will hold approximately 70% and existing Veraz stockholders and optionholders will hold approximately 30% of the outstanding securities of Veraz following the closing.

Acquisition Agreement

    Pursuant to the terms of the Acquisition Agreement, Veraz will acquire all of Dialogic’s outstanding common and preferred shares in the capital of Dialogic in exchange for shares of Veraz common stock. The Arrangement will be carried out pursuant to a Plan of Arrangement pursuant to the British Columbia Business Corporations Act as set forth in the Acquisition Agreement. Upon the completion of the Arrangement, the Dialogic shareholders will be entitled to receive an aggregate of 110,580,900 shares of Veraz common stock. All outstanding options to purchase Dialogic common shares will be exchanged for options to purchase Veraz common stock.

    Each of Veraz and Dialogic has made customary representations, warranties and covenants in the Acquisition Agreement, including, among others, covenants: (a) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Acquisition Agreement and the consummation of the Arrangement; (b) not to engage in certain kinds of transactions during such period or solicit or engage in discussions with third parties regarding other proposals to be acquired, in each case subject to specified exceptions; and (c) to seek approval from stockholders of Veraz and shareholders of Dialogic in connection with the transaction.

    Consummation of the Arrangement is subject to customary conditions, including: (a) the approval of the Arrangement by the shareholders of Dialogic and the approval by the stockholders of Veraz of the issuance of shares of Veraz common stock; (b) absence of any applicable restraining order, injunction or governmental litigation prohibiting the Arrangement; (c) the absence of material adverse effect with respect to each of Veraz and Dialogic; (d) the accuracy of the representations and warranties of each party, subject to specified materiality thresholds; (e) performance in all material respects by each party of its obligations under the Acquisition Agreement; (f) completion of the restructuring of Dialogic’s indebtedness; (g) the approval of the Arrangement by the Supreme Court of British Columbia; and (h) antitrust approvals, including expiration of termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Acquisition Agreement contains certain termination rights for both Veraz and Dialogic in certain circumstances, some of which may require Veraz to pay Dialogic a termination fee of $1,500,000 and an expense reimbursement of up to $1,000,000 or Dialogic to pay Veraz a termination fee of $3,000,000 and an expense reimbursement of up to $1,000,000.

    The foregoing description of the Acquisition Agreement does not purport to be complete and is qualified in its entirety by reference to the Acquisition Agreement and the Plan of Arrangement, which are filed as Exhibit 2.1 to the Form 8-K filed on May 14, 2010 (“Dialogic 8-K”), and are incorporated into this report by reference.

    The Acquisition Agreement and the Plan of Arrangement govern the contractual rights between the parties in relation to the Arrangement. We have included the above summary of certain terms of the Acquisition Agreement and the Plan of Arrangement and attached the Acquisition Agreement and Plan of Arrangement as an exhibit to the Dialogic 8-K to provide you with information regarding the terms of the Acquisition Agreement and the Plan of Arrangement. This summary and report are not intended to modify or supplement any factual disclosures about Veraz in our public reports filed with the SEC. In particular, the Acquisition Agreement, the Plan of Arrangement and related summaries are not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to Veraz or Dialogic. The representations and warranties contained in the Acquisition Agreement have been negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the Arrangement if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocates risk between the parties, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable under the securities laws.

Support and Voting Agreements

    At the same time that the Acquisition Agreement was entered into, certain shareholders of Dialogic (the “Specified Dialogic Shareholders”) entered into a Support Agreement (the “Dialogic Support Agreement”) with Veraz and certain stockholders of Veraz (the “Specified Veraz Stockholders”) each entered into a Voting Agreement (the “Veraz Voting Agreement”) with Dialogic.

    The Dialogic Support Agreement provides that each of the Specified Dialogic Shareholders will, among other things, vote its Dialogic common and preferred shares in favor of the Arrangement and against an alternative transaction. The Dialogic Support Agreement will terminate upon the earliest of: (a) the completion of the Arrangement; (b) mutual agreement among Veraz and the Specified Dialogic Shareholders; or (c) the termination of the Acquisition Agreement in accordance with its terms.

    The Veraz Voting Agreements provide that each of the Specified Veraz Stockholders will, among other things, vote its shares of Veraz common stock in favor of the issuance of Veraz common stock to Dialogic shareholders pursuant to the Acquisition Agreement and against an alternative transaction. Each Veraz Voting Agreement will terminate upon the earlier of: (a) completion of the Arrangement; (b) the termination of the Acquisition Agreement in accordance with its terms; or (c) mutual agreement by Dialogic and the Specified Veraz Stockholder.

    The foregoing descriptions of the Dialogic Support Agreement and the Veraz Voting Agreement do not purport to be complete and are qualified in their entirety by reference to the Dialogic Support Agreement and the form of Veraz Voting Agreement, both of which are filed as Exhibits 99.2 and 99.3 to the Dialogic 8-K and are incorporated herein by reference.

Recently Issued Accounting Pronouncements

    See Note 3(k) of the Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

Critical Accounting Policies and Estimates

    Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	revenue recognition;

•	stock-based compensation;

•	accounting for income taxes; and

•	accounts receivable and allowance for doubtful accounts.

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

    Accounts receivable and allowance for doubtful accounts. Generally, our receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

    We maintain an allowance for doubtful accounts for estimated losses resulting from the customers’ failure to make required payments. We may record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than we had anticipated, or for customer-specific circumstances, such as bankruptcy. Additionally, as many of our customers are conducting business in emerging markets that can be unpredictable at times due to rapidly changing political and economic conditions, the judgment of management is a significant factor in determining whether an increase in the allowance is warranted. Management considers various factors when making such judgments, including the customer-specific circumstances as well as the general political environment, economic conditions and other relevant matters in determining the collectability of the receivables.

    We will reverse an allowance for doubtful accounts if there is significant improvement in the facts or circumstances pertaining to the customer for which the original allowance for doubtful accounts relates or the amounts are collected from the customer. Historically, the allowance for doubtful accounts has been adequate to cover the actual losses from uncollectible accounts.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues (amount in thousands).

	Three Months Ended March 31,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Revenues:
IP Products	$8,186	51%	$13,050	62%	$(4,864)	(37)%
DCME Products	1,234	8	1,198	6	36	3
Services	6,650	41	6,703	32	(53)	(1)

Total revenues	$16,070	100%	$20,951	100%	$(4,881)	(23)%

Revenue by Geography:
Europe, Middle East and Africa	$7,398	47%	$8,645	42%	$(1,247)	(14)%
North America	4,080	25	3,170	15	910	29
Asia Pacific and India	1,797	11	5,548	26	(3,751)	(68)
Caribbean and Latin America	2,795	17	3,588	17	(793)	(22)

Total revenues	$16,070	100%	$20,951	100%	$(4,881)	(23)%

    IP product revenues for the quarter ended March 31, 2010 decreased 37% as compared with the same period of 2009. For the first quarter of 2010, we recognized $3.2 million less of our opening deferred revenue balance, as well as $1.7 million less for orders received and recognized in the same period, as compared to the first quarter of 2009. The decrease in IP revenues year over year is also attributable to fewer projects which were completed and accepted in the first quarter of 2010 than the same period in 2009. The timing and amount of orders and subsequent acceptance is affected by a number of factors, including a continued tightening of customer budgets, the slowdown in capital spending and increased competition experienced in connection with the global recession. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will slightly decline.

    DCME product revenues in the first quarter of 2010 increased 3% as compared with the same period in 2009. Although there was a slight increase in DCME product revenues year over year, we expect DCME revenues to decline over the foreseeable future as customers migrate from traditional voice networks, including DCME products, to IP products. However, at this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter.

    Services revenues decreased 1% in the first quarter of 2010 over the same period in 2009. Our IP services revenues were $6.0 million in the first quarter of 2010 as compared with $5.9 million in the same period of 2009. The increase in the first quarter of 2010 was primarily due to a $0.5 million increase in IP maintenance revenue from our existing customer base, offset by a $0.4 million decrease in installation and consulting services in 2010 compared to 2009. However, the increase in IP services revenue was offset by a decrease in DCME services revenue of $0.2 million in the first quarter of 2010 over the same period in 2009, primarily due to a decrease in installation services. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease, customers migrate to IP products and customers remove DCME equipment from their networks and terminate maintenance and support.

Revenue by Geography

    We experienced a combined decrease in revenues of $5.8 million in the following regions: Asia Pacific and India, Europe, Africa and Middle East, and Caribbean and Latin America regions for the quarter ended March 31, 2010 compared to the same period of 2009. The total revenues decreased primarily in the Asia Pacific and India region by $3.8 million as a result of lower product revenues recognized, particularly in India. India revenues decreased due to new government regulations requiring additional certifications for purchasing equipment from vendors beginning in 2010. This has slowed down the process for receiving orders. The negative impact of these new government regulations for receiving orders is expected to lessen beginning in the second quarter of 2010 as the Company gains experience with the new order process. Of the $1.2 million decrease in the Europe, Africa and the Middle East region, $0.6 million was attributed to the lower revenue recognition in Russia during the quarter ended March 31, 2010. The Caribbean and Latin America region total revenues decreased by $0.8 million in the first quarter of 2010 over the same period of 2009 as a result of decreases in IP product revenues of $0.4 million and services revenues of $0.4 million. The decreases in revenue in these regions were partially offset by an increase in the total revenues recognized from product revenue arrangements in the North America region of $0.9 million. This increase is primarily due to orders from resellers received during 2010 for the U.S. Government as compared to the same period in 2009. During the three months ended March 31, 2010, total revenues were 25% from North America and 75% international as compared to 15% from North America and 85% international during the three months ended March 31, 2009. Our geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Three Months Ended March 31,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Cost of Revenues:
IP Products	$3,392	41%	$5,434	42%	$(2,042)	(38)%
DCME Products	471	38	487	41	(16)	(3)
Services	3,284	49	2,888	43	396	14

Total cost of revenues	$7,147	44%	$8,809	42%	$(1,662)	(19)%

Gross Profit:
IP Products	$4,794	59%	$7,616	58%	$(2,822)	(37)%
DCME Products	763	62	711	59	52	7
Services	3,366	51	3,815	57	(449)	(12)

Total gross profit	$8,923	56%	$12,142	58%	$(3,219)	(27)%

    Cost of Revenues. The decrease in sales of IP products resulted in a corresponding decrease in cost of product revenues, and we experienced higher direct margins on product revenues. However, although our services revenues decreased by $0.1 million, our services cost increased by $0.4 million as we continued to incur the fixed overhead services costs for personnel. The cost of services revenues increased 14% compared to the same period in 2009. The increase was mainly a result of a $0.5 million increase in salaries and related benefits in connection with overall headcount increases, particularly in Brazil and Israel, partially offset by lower outside professional services of $0.2 million due to our continued monitoring of expenditures.

    Gross Profit. Total gross profit decreased by $3.2 million to $8.9 million in the first quarter of 2010. The decrease primarily was a result of a decline in IP product gross profit to $4.8 million in 2010 from $7.6 million over the same quarter in 2009. This decrease of $2.8 million represents a 37% decrease in IP product revenues. Services gross profit decreased to $3.4 million in the first quarter of 2010 from $3.8 million over the same period last year, representing a decrease of $0.4 million, or 12%. This decrease in services gross profit is due to lower services revenues and higher services costs. Gross profit on services revenue will vary from period to period depending upon the projects being implemented, which may not be in the same period in which the corresponding revenue is recognized.

    Gross Margin. Total gross margin, which is gross profit as a percentage of revenue, decreased to 56% in the first quarter of 2010 from 58% in the same quarter in 2009. IP gross margins remained relatively flat on a year over year basis. IP product gross margin may fluctuate on a quarterly and yearly basis due to changes in the IP product mix, the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

    DCME product gross margins have remained relatively flat year over year as our hardware costs are a fixed percentage of our customer order amounts, and we anticipate this trend to continue.

    The decrease in services gross margin year over year was due to increases in fixed services costs resulting from headcount increases, partially offset by minimizing consulting and other variable costs, while the services revenues decreased marginally. The timing of the services expenses may not be in the same period as when the services revenues are recognized.

    We expect services expenses to remain fairly constant in the following quarters, with margins continuing to improve as a result of growing services and maintenance revenue throughout the remainder of the year.

Operating Expenses (amount in thousands).

	Three Months Ended March 31,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Research and development, net	$5,068	32%	$5,208	25%	$(140)	(3)%
Sales and marketing	5,674	35	6,530	31	(856)	(13)
General and administrative	3,251	20	2,808	13	443	16

Total operating expenses	$13,993	87%	$14,546	69%	$(553)	(4)%

    Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS. We record grants received from the OCS as a reduction of research and development expenses. Research and development expenses year over year did not materially change. Grants received from the OCS were $0.4 million in the three months ended March 31, 2010 as compared with $0.3 million in the three months ended March 31, 2009, which resulted in the decrease in research and development expenses by $0.1 million. Research and development expenses for the first quarter of 2010 included a $0.2 million increase in salaries and benefits in connection with research and development headcount increases as well as supply purchases of $0.1 million, which were offset by decreases in stock based compensation of $0.2 million and depreciation expenses of $0.1 million.

    We expect research and development expenses to remain approximately at the current expenditure levels on an absolute basis during the remainder of 2010.

    Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Of the $0.9 million decrease in sales and marketing expenses, $0.6 million was primarily attributable to the decrease in salaries and benefits resulted from lower headcount in 2010. Other reductions in expenses included a $0.4 million decrease in outside sales and marketing consulting costs and a $0.1 million decrease in agent commissions. These reductions were partially offset by an increase in sales commission expenses of $0.2 million for sales incentive programs initiated in the first quarter of 2010.

    We expect sales and marketing expenses to increase throughout the year as sales personnel meet their maximum annual commission tiers. However, sales and marketing expenses will also be impacted by the nature of sales arrangements which may include agent commissions and related expenses that will increase or decrease expenses based on the usage of third party agents.

    General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. Of the $0.4 million increase in general and administrative expenses in the first quarter of 2010 over the same period in 2009, $0.3 million related to costs incurred primarily for legal and consulting costs related to our pursuit of strategic alliance opportunities.

    We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis related to legal, audit and consulting fees during the remaining quarters of 2010 as we close our acquisition of Dialogic Corporation.

    Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments and foreign currency exchange gains (losses) offset by interest expense and bank charges. Other income (expense), net, was $48,000 in the first quarter of 2010 as compared with other expense of $(0.5) million in the first quarter of 2009. The year over year increase in other income was primarily due to foreign exchange gains of $40,000 recognized in the first quarter of 2010 as compared to foreign exchange losses of $0.6 million recognized in the first quarter of 2009.

    Provision for income taxes. We made a provision for income taxes of $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the tax provision was attributable to both the Company’s profitable foreign operations and withholding taxes on the income earned by certain foreign operations of the Company, while during the three months ended March 31, 2009, the tax provision was primarily attributable to the Company’s profitable foreign operations only. Our calculation of provision for income taxes is based on the discrete method. Significant components affecting the tax rate include various foreign taxes, nondeductible stock compensation charges, minimum taxes and recognition of valuation allowances against deferred tax assets.

    Net loss. Net loss was $5.2 million and $3.0 million for the three months ended March 31 2010 and 2009, respectively. The net loss increased in the three months ended March 31 2010 compared to the same period of 2009 primarily from the $4.9 million decrease in revenues.

Liquidity and Capital Resources

    As of March 31, 2010, we had unrestricted cash and cash equivalents and short-term investments of $30.3 million, a decrease from $33.0 million as of December 31, 2009.

    We anticipate our cash and related balances will increase in aggregate over the next 12 months as we continue to monitor operating expense. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next 12 months. We do not currently, and did not as of March 31, 2010, maintain any auction rate securities.

Operating Activities

    Net cash used in our operating activities was $2.2 million and $2.0 million during the three months ended March 31, 2010 and 2009, respectively.

    Net cash used in our operating activities in the three months ended March 31, 2010 was primarily attributable to a decrease in our operating liabilities, offset by a greater decrease in operating assets. Our net loss adjusted for non-cash items such as depreciation, stock compensation and provision for doubtful debts accounted for $1.4 million of the cash used in operations. The decrease in operating assets was driven by lower accounts receivable, mainly from our overall revenue decrease in the first quarter of 2010 as well as from our cash collection efforts, decreases in inventory balances and reductions in prepaid expenses and other current assets. Our decrease in operating liabilities is primarily attributable to decreases in deferred revenue from lower revenue and lower accounts payable, partially offset by increases in related party liabilities and accrued expenses. Our working capital decreased to $38.9 million as of March 31, 2010 from $43.2 million as of December 31, 2009.

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

Investing Activities

    Net cash used in our investing activities was $4.4 million and $12.6 million in the three months ended March 31, 2010 and 2009, respectively.

    Investing activities in the three months ended March 31, 2010 consisted primarily of purchases of net short-term investments of $4.9 million, as well as purchases of property and equipment of $0.2 million.

    Investing activities in the three months ended March 31, 2009 consisted primarily of net purchases of short-term investments of $12.2 million as well as purchases of property and equipment of $0.4 million.

Financing Activities

    Net cash provided by our financing activities was $9,000 and $32,000 in the three months ended March 31, 2010 and 2009, respectively. Net cash provided by our financing activities in the three months ended March 31, 2010 and 2009 primarily consisted of proceeds received from exercise of stock options.

Off-Balance Sheet Arrangements

    At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

    The majority of our revenues, costs of sales and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel and Brazilian Real had increased or decreased by 10%, the effect of our local currency expenses, excluding the impact of any foreign currency forward contracts, would have increased or decreased by $0.5 million in the three months ended March 31, 2010.

    We also had foreign currency risk related to cash, accounts receivable and accounts payable that are denominated in local currency for subsidiaries with U.S. dollar functional currencies. At March 31, 2010 and December 31, 2009, we had in cash and accounts receivable in the following currencies: Russian Rubles, Euros, Indian Rupees and New Israeli Shekel. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded in other expense of $37,000 and $0.2 million in the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

    We are also impacted by assets or liabilities that are denominated in a currency other than a subsidiary’s functional currency. Our intercompany short-term balances with our Brazilian subsidiary are denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. The impact of a change in the foreign exchange rate for the intercompany short-term balances between the U.S. dollar and the Brazilian Real during the three months ended March 31, 2010 and the year ended December 31, 2009 resulted in the increase and decrease, respectively in the amounts payable in Brazilian Real. Therefore, at March 31, 2010 and December 31, 2009, a loss of $3,000 and a gain of $0.4 million were recorded in other income (expense), net.

Interest Rate Sensitivity

    We had cash, cash equivalents, restricted cash, and short-term investments totaling $31.2 million at March 31, 2010. These amounts were invested primarily in money market funds and treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

    Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of March 31, 2010, subject to the limitations described below, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

    There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    Our common stock is currently listed on The NASDAQ Global Market, or NASDAQ. To maintain the listing of our common stock on NASDAQ we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. Our common stock has recently traded near or below the $1.00 minimum bid price, and had been as low as $0.93 per share as of May 7, 2010. If our common stock trades below the $1.00 minimum bid price for 30 consecutive business days, we would likely receive a deficiency notice. Following the receipt of a deficiency notice, we expect that we would have 180 calendar days to regain compliance by having our common stock trade over the $1.00 minimum bid price for at least a 10-day period. If we were to fail to regain compliance during the grace period, our common stock would be delisted. If we fail to comply with the listing standards of NASDAQ, we may seek to implement a reverse stock split, which frequently result in a loss in stockholder value as the actual post-split price is often lower than the pre-split price, adjusted for the split. Alternatively, we may consider transferring to The NASDAQ Capital Market, provided we met the transfer criteria, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to The NASDAQ Capital Market could adversely affect the liquidity of our common stock. If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	a reduced amount of news and analyst coverage for us;

•	a decreased ability to issue additional securities or obtain additional financing in the future;

•	reduced liquidity for our stockholders;

•	potential loss of confidence by collaboration partners and employees; and

•	loss of institutional investor interest and fewer business development opportunities.

We may find it difficult to integrate recent and potential future business combinations, which could disrupt our business, dilute stockholder value, and adversely affect our operating results.

We entered into an acquisition agreement with Dialogic Corporation on May 12, 2010, pursuant to which we will acquire all of the outstanding common and preferred stock of Dialogic. Integrating Dialogic’s business and assets and any businesses or assets we may acquire in the future could add significant complexity to our business and additional burdens to the substantial tasks already performed by our management team. In the future, we may not be able to identify suitable acquisition candidates, and if we do, we may not be able to complete these acquisitions on acceptable terms or at all. In connection with our recent and possible future acquisitions, we may need to integrate operations that have different and unfamiliar corporate cultures. Likewise, we may need to integrate disparate technologies and product offerings, as well as multiple direct and indirect sales channels. The key personnel of the acquired company may decide not to continue to work for us. These integration efforts may not succeed or may distract our management’s attention from existing business operations. Our failure to successfully manage and integrate acquisitions could seriously harm our business.

We may not realize the anticipated benefits from an acquisition.

Acquisitions involve the integration of companies that have previously operated independently. We expect that acquisitions may result in financial and operational benefits, including increased revenue, cost savings and other financial and operating benefits. We cannot be certain, however, that we will be able to realize increased revenue, cost savings or other benefits from any acquisition, or, to the extent such benefits are realized, that they are realized timely. Integration may also be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on product roadmaps or other strategic matters. We may integrate or, in some cases, replace, numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll and regulatory compliance, many of which may be dissimilar. Difficulties associated with integrating an acquisition’s service and product offering into ours, or with integrating an acquisition’s operations into ours, could have a material adverse effect on the combined company and the market price of our common stock.

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

    In the three months ended March 31, 2010 and for the year ended December 31, 2009, 2008, and 2007, we used $2.2 million, $4.5 million, $15.8 million, and $12.7 million, respectively to fund our operating activities and we have never generated sufficient cash to fund our operations. During the third quarter of 2008, we undertook a significant restructuring initiative involving the elimination of approximately 160 positions through reduction in force affecting all departments throughout our organization, but primarily in the research and development and services organizations, and in our India operations. The objective of the restructuring was to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. We have continued to focus significant efforts on reducing costs during 2009. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

We have not had sustained profits and our losses could continue.

    We have experienced significant losses in the past and never sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million and for the years ended December 31, 2008 and December 31, 2009, we recorded net losses of approximately $21.0 million and $11.6 million, respectively. For the three months ended March 31, 2010, we recorded a loss of $5.2 million. As of December 31, 2008 and 2009, our accumulated deficit was $77.2 and $88.8 million, respectively. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

We received a letter regarding a confidential informal inquiry by the SEC, or SEC Inquiry, and in January 2009 received a subpoena from the SEC as well. Cooperation with such governmental actions has and will continue to cost significant amounts of money and management resources and may result in charges filed against us and in fines or penalties.

    On April 3, 2008, we received a letter from the SEC informing us that the SEC is conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent legal counsel to perform an internal investigation. Further, on January 27, 2009, we received a subpoena from the SEC requesting the production of certain documents relating to the Company’s business practices in Vietnam. In November 2009, the Staff of the SEC contacted the Company concerning some of the transactions described above. In January 2010, the Company and the staff of the SEC reached a tentative resolution of the matters described above. Under the terms of the resolution, the Company, without admitting or denying the allegations, will consent to the entry of an injunction prohibiting violations of the non-fraud provisions of the FCPA and to pay a civil penalty of $0.3 million. The agreement requires approval by the SEC and is subject to court approval.

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

    For the three months ended March 31, 2010 and for the fiscal years ended December 31, 2009, 2008, and 2007 revenues from outside North America were approximately $12.0 million, $63.4 million, $77.6 million, and $93.1 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

    Additionally, as many of our customers are conducting business in emerging markets that can be unpredictable at times due to rapidly changing political and economic conditions, the judgment of management is a significant factor in determining whether an increase in the allowance is warranted. Management considers various factors in making such judgments, including the customer-specific circumstances as well as the general political environment, economic conditions and other relevant matters in determining the collectability of the receivables. We will record a reversal of the allowance if there is significant improvement in collection rates. Historically, the allowance has been adequate to cover the actual losses from uncollectible accounts. Such reversals may negatively impact our results of operations.

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

    To date, we have sold our IP products to approximately 133 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions, and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.      (REMOVED AND RESERVED).

ITEM 5.       OTHER INFORMATION.

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

VERAZ NETWORKS, INC.

Date: May 17, 2010	By:	/s/ Albert J. Wood
Name: Albert J. Wood
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002