Form 10-Q
period 2010-06-30
Veraz Networks, Inc.
filed 2010-08-16
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, 44,286,683 shares of the Registrant’s common stock were outstanding.

VERAZ NETWORKS, INC AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

VERAZ NETWORKS, INC AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,500	$25,095
Restricted cash	892	608
Short-term investments	193	7,899
Accounts receivable, net	21,412	29,959
Inventories	10,049	8,364
Prepaid expenses	1,996	1,718
Other current assets	3,046	3,113
Due from related parties	185	686

Total current assets	67,273	77,442
Property and equipment, net	2,431	3,149
Other assets	112	120

Total assets	$69,816	$80,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,498	$6,375
Accrued expenses	10,626	11,493
Income tax payable	641	1,173
Deferred revenue	14,489	14,112
Due to related parties	1,469	1,117

Total current liabilities	33,723	34,270

Stockholders’ equity:
Common stock	44	44
Additional paid-in capital	134,345	133,084
Accumulated other comprehensive income	2,004	2,124
Accumulated deficit	(100,300)	(88,811)

Total stockholders’ equity	36,093	46,441

Total liabilities and stockholders’ equity	$69,816	$80,711

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
IP Products	$7,500	$9,955	$15,686	$23,005
DCME Products	189	710	1,423	1,908
Services	7,015	6,155	13,665	12,858

Total revenues	14,704	16,820	30,774	37,771

Cost of Revenues:
IP Products	2,923	4,517	6,315	9,951
DCME Products	85	245	556	732
Services	3,383	2,961	6,667	5,849

Total cost of revenues	6,391	7,723	13,538	16,532

Gross profit	8,313	9,097	17,236	21,239

Operating Expenses:
Research and development, net	4,648	4,343	9,716	9,551
Sales and marketing	4,304	5,637	9,978	12,167
General and administrative	5,094	2,967	8,345	5,775

Total operating expenses	14,046	12,947	28,039	27,493

Loss from operations	(5,733)	(3,850)	(10,803)	(6,254)
Other income (expense), net	(453)	682	(405)	148

Loss before income taxes	(6,186)	(3,168)	(11,208)	(6,106)
Income taxes provision (benefit)	58	(243)	281	(173)

Net loss	$(6,244)	$(2,925)	$(11,489)	$(5,933)

Net loss per share — basic and diluted	$(0.14)	$(0.07)	$(0.26)	$(0.14)

Weighted average shares outstanding used in computing net loss per share — basic and diluted	44,242	43,390	44,143	43,278

Related Party Transactions

The Unaudited Condensed Consolidated Statements of Operations shown above include the following related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
IP Products, related party sales	$28	$—	$59	$40
Cost of Revenues:
DCME Products, costs arising from related party purchases	82	222	576	658
Services, costs arising from related party purchases	—	—	—	22
Operating Expenses:
Research and development	9	36	24	89
Sales and marketing	9	105	24	699
General and administrative	55	78	109	132

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,489)	$(5,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,047	1,387
Stock-based compensation	1,245	2,204
Provision for doubtful accounts	2,186	115
Deferred income taxes	—	(575)
Non-cash restructuring charges	—	(39)
Functional currency exchange gains	(5)	(358)
Net changes in operating assets and liabilities:
Accounts receivable	6,174	2,688
Inventories	(1,717)	2,733
Prepaid expenses and other current assets	(236)	705
Due from related parties	501	190
Accounts payable	234	1,145
Accrued expenses	(741)	(1,535)
Income tax payable	(524)	566
Deferred revenue	392	(1,200)
Due to related parties	352	(3,843)

Net cash used in operating activities	(2,581)	(1,750)

Cash flows from investing activities:
Restricted cash	(284)	(2)
Maturities and sales of short-term investments	7,892	5,436
Purchases of short-term investments	(188)	(18,939)
Purchases of property and equipment	(438)	(609)
Other assets	8	(22)

Net cash provided by (used in) investing activities	6,990	(14,136)

Cash flows from financing activities:
Proceeds from the exercise of stock options	16	65

Net cash provided by financing activities	16	65

Effect of exchange rate changes on cash and cash equivalents	(20)	195

Net increase (decrease) in cash and cash equivalents	4,405	(15,626)
Cash and cash equivalents at beginning of period	25,095	35,388

Cash and cash equivalents at end of period	$29,500	$19,762

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

The accompanying interim condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.

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

(b) Restricted Cash

Generally, restricted cash represents collateral securing guarantee arrangements with banks. The amounts expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. During the six months ended June 30, 2010, the Company opened an escrow account for $0.3 million for the civil penalties it has to pay to the SEC (see Note 10 below).

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

The Company performs credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. However, when the Company uses integrators or resellers affiliated with ECI Telecom, a related party, from time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk (see Note 6).

Pursuant to a master manufacturing and master agreement with ECI Telecom, a related party, the Company derives a portion of its revenues from sales of its line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment, or DCME, products (1% and 5% of revenues during the three and six months ended June 30, 2010, respectively and 4% and 5% of revenues during the three and six months ended June 30, 2009, respectively) and related services (4% of revenues during each of the three and six months ended June 30, 2010, respectively and 5% and 4% of revenues during the three and six months ended June 30, 2009, respectively).

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

One customer, U.S. South Communications, Inc, contributed to 12% of the Company’s revenues in the three months ended June 30, 2010, and one customer, Belgacom International Carrier Services, contributed to 11% of the Company’s revenues in the three months ended June 30, 2009. No customer contributed to 10% or more of the Company’s revenues in the six months ended June 30, 2010 or 2009. As of June 30, 2010, no customer comprised of 10% or more of the Company’s accounts receivable. As of December 31, 2009, one of the Company’s customer, TIM Cellular S.A, contributed to 10% or more of the Company’s accounts receivable. To date, the Company has not experienced any material credit issues with U.S. South Communications, Inc, Belgacom International Carrier Services or TIM Cellular S.A.

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

Revenues are recognized net of sales taxes. Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the six months ended June 30, 2010 and 2009. Shipping and handling costs are included in cost of revenues.

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

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

	Beginning Balance	Charges (Reductions) to Operations	(Recoveries)/ Write-Offs	Ending Balance
Accounts receivable allowances:
Six months ended June 30, 2010	$1,251	$2,227	$(41)	$3,437
Year ended December 31, 2009	$1,459	$438	$(646)	$1,251

During the six months ended June 30, 2010, the Company recorded an expense of $2.2 million, of which $2.0 million was expensed during the three months ended June 30, 2010. The expense primarily related to two customers, both of them resellers in the Europe, Africa and Middle East regions, respectively. For both customers, their respective regions have been negatively impacted by the economic downturn, and the opportunity to resell such equipment to end customers has diminished considerably. As a result, the financial resources and ability to pay for these customers has significantly decreased. Accordingly, for these two customers, it has been determined there is now significant uncertainty concerning the collectability of the related accounts receivable and thus the allowance for doubtful accounts has been increased.

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

(g) Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS, as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. The grants received bear annual interest at LIBOR as of the date of approval. Royalties payable to the OCS are classified as cost of revenues. During the three months ended June 30, 2010 and 2009, grants received from the OCS were $0.6 million and $0.7 million, respectively. During the six months ended June 30, 2010 and 2009, grants received from the OCS were $1.0 million and $1.1 million, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for each of the three months ended June 30, 2010 and 2009 amounted to $0.3 million. Royalty expenses relating to OCS grants included in cost of IP product revenues for the six months ended June 30, 2010 and 2009 amounted to $0.5 million and $0.7 million, respectively. As of June 30, 2010 and December 31, 2009, the royalty payable amounted to $0.6 million and $0.9 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $15.9 million as of June 30, 2010.

(h) Comprehensive Loss

The components of comprehensive loss for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(6,244)	$(2,925)	$(11,489)	$(5,933)
Foreign currency translation adjustments	13	952	(118)	1,118
Net unrealized losses on investments	—	—	(2)	—

Total comprehensive loss	$(6,231)	$(1,973)	$(11,609)	$(4,815)

(i) Stock-Based Compensation

Stock-based compensation cost is recorded in connection with grants of restricted stock units (“RSUs”) and stock options to Company employees. Stock-based compensation cost for restricted stock units is measured based on the closing fair market value of the Company’s common stock on the date of grant and expensed on a straight-line basis over the requisite service period. Stock-based compensation cost for stock options is estimated at the grant date based on the options’ fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense on a straight-line basis over the requisite service period. This model requires various judgment-based assumptions including expected volatility, interest rates and expected option life. Historically, the Company has not granted any dividends. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future; specifically, any changes in assumptions for expected volatility and expected life significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. The Company determined the expected term in accordance with the “simplified method” for a plain vanilla employee stock option for which the value was estimated using a Black-Scholes formula. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach was permitted as we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

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

(k) Foreign Currency Forward Contracts

The Company enters into forward foreign exchange contracts in which the counterparty is generally a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on certain expenses denominated in New Israeli Shekels. Although the Company believes that these contracts are effective as hedges from an economic perspective, they do not qualify for hedge accounting. Any derivative that is either not designated as a hedge, or is so designated but is ineffective, is recorded at fair value and changes in fair value are recognized in other income (expense), net, as they are incurred. As of June 30, 2010, there were no outstanding forward contracts for the purchase of new Israeli shekels. Generally, the outstanding forward contracts have maturities of approximately one to nine months from the date into which they were entered and expire at or near the end of the month. During the three and six months ended June 30, 2009, the benefit of the forward contracts recorded in other income, net was $0.1 million in each period, respectively.

(l) Recent Accounting Pronouncements

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

In June 2009, the FASB issued an update in ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities regarding accounting for transfers of financial assets that removes the scope exception from applying consolidations of variable interest entities. The guidance changes the requirements for recognizing financial assets and requires enhanced disclosures. The new requirements are effective for annual periods beginning after November 15, 2009, which was effective for the Company in the first quarter of 2010. The adoption of the guidance did not have a significant impact on the unaudited condensed consolidated financial statements or related footnotes.

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

NOTE 4 – ACQUISITION

On May 12, 2010, the Company entered into an Acquisition Agreement (“Acquisition Agreement”), with Dialogic Corporation, a British Columbia corporation (“Dialogic”) and a leading worldwide provider of technologies that enable its customers and partners to deliver innovative mobile. Upon consummation of the transactions contemplated by the Acquisition Agreement, Dialogic will become a wholly-owned subsidiary of the Company.

Acquisition Agreement

Pursuant to the terms of the Acquisition Agreement, the Company will acquire all of Dialogic’s outstanding common and preferred shares in exchange for shares of the Company common stock (the “Arrangement”). The Arrangement will be carried out in accordance with a Plan of Arrangement pursuant to the British Columbia Business Corporations Act (the “BCBCA”) as set forth in the Acquisition Agreement. Under the terms of the Acquisition Agreement, the Company will issue 110,580,900 shares of common stock in exchange for all of the common and preferred stock of Dialogic. Options to purchase Veraz common stock will also be issued in exchange for the cancellation of options to purchase Dialogic common shares. As a result, Dialogic shareholders and optionholders will hold approximately 70% of the combined company’s voting securities following consummation of the Arrangement. The 110,580,900 shares to be issued by the Company have an aggregate market value of $110.5 million, calculated based on the closing price of the Company’s common stock on May 11, 2010, the date prior to the public announcement of the proposed Arrangement. The aggregate market value of the consideration to be received by the Dialogic shareholders upon consummation of the Arrangement is subject to fluctuation based on the trading price of the Company’s common stock.

The Arrangement will be accounted for under the reverse acquisition method of accounting whereby Dialogic will be considered the accounting acquirer in accordance with GAAP for accounting and financial reporting purposes. As such, upon consummation, the assets and liabilities of Veraz will be remeasured at fair value under purchase accounting and the assets and liabilities of Dialogic will be carried over at the historical cost.

The Arrangement is expected to be consummated in October 2010. The consummation of the Arrangement is subject to the approval of the Arrangement Proposal by the Company’s stockholders and Dialogic’s shareholders and the satisfaction of certain other conditions.

Each of the Company and Dialogic has made customary representations, warranties and covenants in the Acquisition Agreement, including, among others, covenants: (a) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Acquisition Agreement and the consummation of the Arrangement; (b) not to engage in certain kinds of transactions during such period or solicit or engage in discussions with third parties regarding other proposals to be acquired, in each case subject to specified exceptions; and (c) to seek approval from stockholders of the Company and shareholders of Dialogic in connection with the transaction.

Consummation of the Arrangement has not occurred as of June 30, 2010 as it is still subject to customary conditions, including: (a) the approval of the Arrangement by the shareholders of Dialogic and the approval by the stockholders of the Company of the issuance of shares of the Company common stock; (b) absence of any applicable restraining order, injunction or governmental litigation prohibiting the Arrangement; (c) the absence of material adverse effect with respect to each of the Company and Dialogic; (d) the accuracy of the representations and warranties of each party, subject to specified materiality thresholds; (e) performance in all material respects by each party of its obligations under the Acquisition Agreement; and (f) completion of the restructuring of Dialogic’s indebtedness. The Acquisition Agreement contains certain termination rights for both the Company and Dialogic in certain circumstances, some of which may require the Company to pay Dialogic a termination fee of $1,500,000 and an expense reimbursement of up to $1,000,000 or Dialogic to pay the Company a termination fee of $3,000,000 and an expense reimbursement of up to $1,000,000.

The foregoing description of the Acquisition Agreement does not purport to be complete and is qualified in its entirety by reference to the Acquisition Agreement and the Plan of Arrangement, which are filed as Exhibit 2.1 to the Form 8-K filed on May 14, 2010 (“Dialogic 8-K”), and are incorporated by reference. This summary is not intended to modify or supplement any factual disclosures about the Company in the Company’s public reports filed with the SEC. In particular, the Acquisition Agreement, the Plan of Arrangement and related summaries are not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to the Company or Dialogic. The representations and warranties contained in the Acquisition Agreement have been negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the Arrangement if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocates risk between the parties, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable under the securities laws. The Company filed with the Securities and Exchange Commission a definitive proxy statement relating to the proposed merger with Dialogic. The Company has scheduled a special meeting of Veraz shareholders on Thursday, September 30, 2010 at 9:00 am at Veraz Networks, 926 Rock Avenue, San Jose, CA 95131. For further information regarding the arrangement to merge the two companies and other important information interested parties should refer to the definitive proxy statement filed by the Company on August 5, 2010.

Support and Voting Agreements

At the same time that the Acquisition Agreement was entered into, certain shareholders of Dialogic (the “Specified Dialogic Shareholders”) entered into a Support Agreement (the “Dialogic Support Agreement”) with the Company and certain stockholders of Veraz (the “Specified Veraz Stockholders”) each entered into a Voting Agreement (the “Veraz Voting Agreement”) with Dialogic.

The Dialogic Support Agreement provides that each of the Specified Dialogic Shareholders will, among other things, vote its Dialogic common and preferred shares in favor of the Arrangement and against an alternative transaction. The Dialogic Support Agreement will terminate upon the earliest of: (a) the completion of the Arrangement; (b) mutual agreement among the Company and the Specified Dialogic Shareholders; or (c) the termination of the Acquisition Agreement in accordance with its terms.

The Veraz Voting Agreements provide that each of the Specified Veraz Stockholders will, among other things, vote its shares of the Company’s common stock in favor of the issuance of the Company’s common stock to Dialogic shareholders pursuant to the Acquisition Agreement and against an alternative transaction. Each Veraz Voting Agreement will terminate upon the earlier of: (a) completion of the Arrangement; (b) the termination of the Acquisition Agreement in accordance with its terms; or (c) mutual agreement by Dialogic and the Specified Veraz Stockholder.

The foregoing descriptions of the Dialogic Support Agreement and the Veraz Voting Agreement do not purport to be complete and are qualified in their entirety by reference to the Dialogic Support Agreement and the form of Veraz Voting Agreement, which are filed as Exhibits 99.2 and 99.3 to the Dialogic 8-K, respectively and are incorporated herein by reference.

The selected unaudited financial information in the table below summarizes the results of operations of Dialogic and its wholly owned subsidiaries for the three months ended June 30, 2010. The financial information is presented for informational purposes only and is not indicative of the results of operations for any subsequent quarter or for the fiscal year ending December 31, 2010 for Dialogic.

(Unaudited)	Three Months Ended June 30, 2010
Total revenues	$42,105
Total cost of revenues (1)	14,966

Gross profit	27,139
Total operating expenses (1)	27,926

Loss from operations	(787)
Other expense, net and income taxes provision	5,160

Net loss	$(5,947)

(1) Includes $3,889 in amortization and $1,219 in depreciation for a total of $5,108.

NOTE 5 – FINANCIAL INSTRUMENTS

Assets are measured and recorded at fair value on a recurring basis for cash, cash equivalents, and short-term available-for-sale securities, excluding accrued interest components, as presented on the Company’s unaudited condensed consolidated condensed balance sheets as of June 30, 2010 and December 31, 2009. A summary of cash, cash equivalents, and short-term available-for-sale securities as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

Security Description	Percentage of holdings	Amortized Cost	Unrealized Gains (Losses)	Fair Market Value
June 30, 2010
Cash equivalents:
Money market funds	100%	$20,437	$—	$20,437

Total cash equivalents	100%	$20,437	$—	$20,437

Short-term investments:
Certificate of deposits	100%	$193	$—	$193

Total short-term investments	100%	$193	$—	$193

December 31, 2009
Cash equivalents:
Money market funds	100%	$11,423	$—	$11,423

Total cash equivalents	100%	$11,423	$—	$11,423

Short-term investments:
U.S. Treasury bills	100%	$7,896	$3	$7,899

Total short-term investments	100%	$7,896	$3	$7,899

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

Short-term investments held by the Company are debt securities classified as available-for-sale. Generally, the Company invests in publicly traded, highly liquid securities of entities with credit ratings of A or better. The Company invested in various highly liquid certificate of deposit securities denominated in Indian Rupees that will mature within the next twelve months. The Company can withdraw the deposit with no penalty and interest is paid from the date of opening the deposit to the withdrawal date. The interest earned during the period is included in the Other Income of Condensed Consolidated Statements of Operations. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are included as a separate component of stockholders’ equity. Contractual maturities of available-for-sale short-term securities at June 30, 2010 are due within 12 months.

For other-than-temporary impairments, the Company discloses the gross unrealized losses and fair value for those investments that were in an unrealized loss position and have been in a continuous loss position. As of June 30, 2010 and December 31, 2009, the gross unrealized losses were zero.

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in accumulated other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were immaterial for all periods presented.

Fair Value Measurements of Financial Instruments

The Company’s portfolio manager utilizes a third party pricing services, Interactive Data Corporation, to determine the fair value of the Company’s short-term securities. The Company measures its fixed income and available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value as of June 30, 2010 (in thousands):

		Fair Value at Reporting Date Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$20,437	$20,437	$—	$—
Fixed income available-for-sale securities	193	193	—	—

	$20,630	$20,630	$—	$—

Fixed income available-for-sale securities are included in short-term investments in the unaudited condensed consolidated balance sheet and consist of Certificate of deposits held in Indian Rupees.

NOTE 6 – RELATED PARTY TRANSACTIONS

ECI Telecom

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at June 30, 2010 ECI Telecom held approximately 25% of the Company’s outstanding common stock. The Company is the exclusive worldwide distributor of the DCME line of products, or DCME, for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated and was renewed for the period ending December 31, 2010. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent. As result of the DCME agreement with ECI Telecom, the Company does not currently have an independent ability to produce DCME products and has not entered into arrangements with any third party that would enable the Company to obtain DCME or similar products in the event that ECI Telecom ceases to provide DCME products to the Company. Should ECI Telecom become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, the Company will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, the Company’s business would be materially harmed.

The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The percentage of revenue that the Company pays has remained unchanged during the six months ended June 30, 2010 and year ended December 31, 2009. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the unaudited condensed consolidated statements of operations.

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

In January 2008, the Company entered into a sublease agreement with ECI Telecom that commenced on May 1, 2008 for office space of 5,950 square feet in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth annual anniversary of the commencement date and the 12tth anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000. For the three and six months ended June 30, 2010 and 2009, ECI Telecom rent is included in general and administrative expense in the unaudited condensed consolidated statements of operations. Additionally, the Company entered into a consulting agreement with ECI Telecom for ECI Telecom personnel to provide certain logistical support services at the Florida facility but terminated that agreement effective as of June 30, 2009.

Effective June 30, 2009, the Company and ECI Telecom entered into a Settlement Agreement and General Release (Settlement Agreement) relating to a variety of outstanding commercial issues between the parties. The Settlement Agreement effected a mutual release of certain outstanding commercial issues and other claims as of the date of the Settlement Agreement. The Settlement Agreement did not materially impact the Company’s financial statements. Under the Settlement Agreement with ECI Telecom, during the three and six months ended June 30, 2010 the Company paid $12,000 to ECI to settle for liabilities recorded pursuant to the agreements described above. As of June 30, 2010, the Company paid $2.1 million under the Settlement Agreement to ECI Telecom.

Persistent Systems Pvt Ltd

On October 1, 2003, the Company entered into a Contractor Agreement with Persistent Systems Pvt. Ltd., or Persistent. Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, the Company exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time employees of the Company. In May 2006, the Company entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, the Company’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. In 2008, as part of the restructuring activity, the Company cancelled most of the contracted services with Persistent, but has retained some services for a limited transition period. During the three months ended June 30, 2010 and 2009, the Company incurred related party research and development expenses owed to Persistent under the Contractor Agreement of zero and $9,000, respectively. During the six months ended June 30, 2010 and 2009, the Company incurred related party research and development expenses owed to Persistent under the Contractor Agreement of zero and $43,000, respectively. The Company had no related payable outstanding as of June 30, 2010 and December 31, 2009.

NOTE 7 – BALANCE SHEET COMPONENTS

(a) Inventories

The following tables provide details of inventories as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Finished products	$2,942	$2,600
Work in process at customers’ locations	2,987	2,424
Raw material and components	4,120	3,340

Total inventories	$10,049	$8,364

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

The following tables provide details of inventories as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Computer equipment and software	$11,997	$11,811
Production, engineering and other equipment	9,609	9,450
Furniture and fixtures	597	598
Leasehold improvements	278	293

	22,481	22,152
Accumulated depreciation	(20,050)	(19,003)

Total property and equipment, net	$2,431	$3,149

NOTE 8 – STOCK-BASED COMPENSATION

The following table summarizes the effects of stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$124	$246	$300	$507
Research and development	160	360	385	742
Sales and marketing	154	278	335	582
General and administrative	99	168	225	373

Total stock-based compensation expense	$537	$1,052	$1,245	$2,204

Stock Options:

During each of the three and six months ended June 30, 2010 and 2009, the Company granted 100,000 stock options.

During the three months ended June 30, 2010 and 2009, the compensation expense on stock options amounted to $0.3 million and $0.4 million, respectively. During the six months ended June 30, 2010 and 2009, the compensation expense on stock options amounted to $0.6 million and $0.7 million, respectively.

The following weighted average assumptions were used to value options granted during the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (in years)	6.06	6.06	6.06	6.06
Risk-free interest rate	2.75%	3.06%	2.75%	3.06%
Volatility	60%	62%	60%	62%
Dividend yield	—	—	—	—

Restricted Stock Awards:

During the three months ended June 30, 2010 and 2009, the Company granted zero and 8,175 restricted stock units, or RSUs, respectively. For the three months ended June 30, 2009, the weighted average grant date fair value per share of RSUs granted was $0.90. During the six months ended June 30, 2010 and 2009, the Company granted 431,225 and 491,750 restricted stock units, or RSUs, respectively. For the six months ended June 30, 2010 and 2009, the weighted average grant date fair value per share of RSUs granted was $0.83 and $0.48, respectively.

During the three months ended June 30, 2010 and 2009, the compensation expense on restricted stock based awards amounted to $0.2 million and $0.7 million, respectively. During the six months ended June 30, 2010 and 2009, the compensation expense on restricted stock based awards amounted to $0.6 million and $1.5 million, respectively.

Restricted stock activity as of June 30, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	2,154,108	$1.88
Granted	431,225	$0.83
Vested	(560,857)	$4.05
Forfeited or expired	(84,612)	$1.54

Nonvested at June 30, 2010	1,939,864	$1.03

As of June 30, 2010, 1,939,864 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $1.7 million. As of December 31, 2009, 2,154,108 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $2.0 million. During the six months ended June 30, 2010 and 2009, aggregate intrinsic value of vested restricted stock based awards was $0.5 million and $0.3 million, respectively.

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

Stock Award Activity:

A summary of the Company’s stock award activity and related information for the six months ended June 30, 2010 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	444,204	5,885,531	$1.54	5.78	$905,623
Authorized	1,310,574	—	—
Restricted stock units granted	(431,225)	—	—
Restricted stock units cancelled and forfeited	84,612	—	—
Options granted	(100,000)	100,000	$0.99
Options exercised	—	(34,532)	$0.42
Options cancelled and forfeited	100,896	(100,896)	$2.20

Balance at June 30, 2010	1,409,061	5,850,103	$1.52	5.33	$778,313

Options vested and expected to vest at June 30, 2010		5,762,797	$1.53	5.25	$777,809
Options exercisable at June 30, 2010		4,881,902	$1.48	4.76	$773,938

The total intrinsic value of options exercised was $700 and $19,000 during the six months ended June 30, 2010 and 2009, respectively.

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

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(6,244)	$(2,925)	$(11,489)	$(5,933)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic net loss per share	44,242	43,390	44,143	43,278

Basic and diluted net loss per common share	$(0.14)	$(0.07)	$(0.26)	$(0.14)

Anti-dilutive shares excluded from net loss per share calculation	4,478	9,200	4,520	11,604

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

On January 27, 2009, the Company received a subpoena from the SEC requesting documents related to the Company’s business practices in Vietnam. In connection with such SEC investigation, the Company produced documents and provided testimony relevant to the SEC’s investigation and is continuing to cooperate with the SEC in its investigation. In January 2010, the Company reached a tentative resolution with the staff of the SEC regarding the matters described above. On June 29, 2010, in accordance with the tentative resolution reached with the SEC, the SEC filed a federal court action in the U.S. District Court for the Northern District of California, alleging that the Company violated the books and records and internal control provisions of the FCPA. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment permanently enjoining the Company from future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and ordering the Company to pay a penalty of $0.3 million.

The Company had no expenses incurred related to the SEC inquiry in the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, the Company has incurred cumulative expenses related to the SEC investigation of approximately $3.0 million.

NOTE 11 – INCOME TAXES

The Company recorded an income taxes provision of $0.1 million and a benefit of $(0.2) million for the three months ended June 30, 2010 and 2009, respectively. The Company recorded an income taxes provision of $0.3 million and a benefit of $(0.2) million for the six months ended June 30, 2010 and 2009, respectively. The tax provision during the three and six months ended June 30, 2010 was primarily attributable to the Company’s profitable foreign operations. The tax benefit during the three and six months ended June 30, 2009 was primarily attributable to the Company’s loss on operations in Israel.

Our net deferred tax assets remain at zero at June 30, 2010. As a result of our history of cumulative losses and uncertainty regarding future taxable income, the Company has determined, based on all available evidence, that there is substantial uncertainty as to the realizability of the deferred tax asset in future periods and accordingly the Company maintained a full valuation allowance against our net deferred tax assets in the six months ended June 30, 2010.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service, or IRS, for calendar years from its inception in 2001 through 2008. Additionally, any net operating losses that were generated in prior years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2007 through 2009, France for 2007 through 2009, India for 2005 through 2009, Israel for 2008 and 2009, Singapore for 2005 through 2008, Russia for 2009, and the United Kingdom for 2005 through 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Europe, Middle East and Africa	$6,482	$7,618	$13,880	$16,263
North America	3,834	2,544	7,914	5,714
Caribbean and Latin America	2,832	4,275	5,627	7,863
Asia Pacific and India	1,556	2,383	3,353	7,931

Total revenues by geographic area	$14,704	$16,820	$30,774	$37,771

Foreign countries which contributed more than 10% of revenues	None	Brazil	None	Brazil
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales originating from:
United States	$7,750	$6,385	$14,728	$14,517
Israel	5,508	6,161	12,817	14,321
Other foreign countries	1,446	4,274	3,229	8,933

Total sales by geographic area	$14,704	$16,820	$30,774	$37,771

	June 30, 2010	December 31, 2009
Property and equipment, net:
United States	$625	$910
Israel	1,491	1,845
Other foreign countries	315	394

Total property and equipment, net by geographic area	$2,431	$3,149

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

Other Matters

SEC Investigation

On April 3, 2008, we received a letter from the SEC informing us that the SEC was conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent counsel to perform an internal investigation. On July 17, 2008, the Independent Counsel reported its findings to representatives of the SEC and subsequently provided all the requested documents to the SEC. On January 27, 2009, we received a subpoena from the SEC indicating that it had commenced a formal investigation into matters related to our business practices in Vietnam. In connection with such subpoena, we produced documents and provided testimony relevant to the SEC’s investigation. In January 2010, we reached a tentative resolution with the staff of the SEC regarding the matters described above. On June 29, 2010, in accordance with the tentative resolution reached with the SEC, the SEC filed a federal court action in the U.S. District Court for the Northern District of California, alleging that the Company violated the books and records and internal control provisions of the FCPA. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment permanently enjoining the Company from future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and ordering the Company to pay a penalty of $0.3 million. For more information regarding the SEC matters discussed above, see Note 10 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report.

Acquisition of Dialogic Corporation

On May 12, 2010, we entered into an Acquisition Agreement (“Acquisition Agreement”), with Dialogic Corporation, a British Columbia corporation (“Dialogic”) and a leading worldwide provider of technologies that enable its customers and partners to deliver innovative mobile, video, IP and TDM solutions for network service providers and enterprise communication networks. Upon consummation of the transactions contemplated by the Acquisition Agreement, Dialogic will become a wholly-owned subsidiary of Veraz.

Acquisition Agreement

Pursuant to the terms of the Acquisition Agreement, we will acquire all of Dialogic’s outstanding common and preferred shares in exchange for shares of our common stock (the “Arrangement”). The Arrangement will be carried out in accordance with a Plan of Arrangement pursuant to the British Columbia Business Corporations Act (the “BCBCA”) as set forth in the Acquisition Agreement. Under the terms of the Acquisition Agreement, we will issue 110,580,900 shares of common stock in exchange for all of the common and preferred stock of Dialogic. Options to purchase our common stock will also be issued in exchange for the cancellation of options to purchase Dialogic common shares. As a result, Dialogic shareholders and optionholders will hold approximately 70% of the combined company’s voting securities following consummation of the Arrangement. The 110,580,900 shares we will issue have an aggregate market value of $110.5 million, calculated based on the closing price of our common stock on May 11, 2010, the date prior to the public announcement of the proposed Arrangement. The aggregate market value of the consideration to be received by the Dialogic shareholders upon consummation of the Arrangement is subject to fluctuation based on the trading price of our common stock.

The Arrangement will be accounted for under the reverse acquisition method of accounting whereby Dialogic will be considered the accounting acquirer in accordance with GAAP for accounting and financial reporting purposes. As such, upon consummation, the assets and liabilities of Veraz will be remeasured at fair value under purchase accounting and the assets and liabilities of Dialogic will be carried over at the historical cost.

The Arrangement is expected to be consummated in October 2010. The consummation of the Arrangement is subject to the approval of the Arrangement Proposal by our stockholders and Dialogic’s shareholders, compliance with the approval process ordered by the Supreme Court of British Columbia pursuant to the BCBCA and the satisfaction of certain other conditions.

Each of us and Dialogic has made customary representations, warranties and covenants in the Acquisition Agreement, including, among others, covenants: (a) to conduct their respective businesses in the ordinary course during the interim period between the execution of the Acquisition Agreement and the consummation of the Arrangement; (b) not to engage in certain kinds of transactions during such period or solicit or engage in discussions with third parties regarding other proposals to be acquired, in each case subject to specified exceptions; and (c) to seek approval from stockholders of our and shareholders of Dialogic in connection with the transaction.

Consummation of the Arrangement has not occurred as of June 30, 2010 as it is still subject to customary conditions, including: (a) the approval of the Arrangement by the shareholders of Dialogic and the approval by our stockholders of the issuance of shares of our common stock; (b) absence of any applicable restraining order, injunction or governmental litigation prohibiting the Arrangement; (c) the absence of material adverse effect with respect to each of our and Dialogic; (d) the accuracy of the representations and warranties of each party, subject to specified materiality thresholds; (e) performance in all material respects by each party of its obligations under the Acquisition Agreement; and (f) completion of the restructuring of Dialogic’s indebtedness. The Acquisition Agreement contains certain termination rights for both us and Dialogic in certain circumstances, some of which may require us to pay Dialogic a termination fee of $1,500,000 and an expense reimbursement of up to $1,000,000 or Dialogic to pay us a termination fee of $3,000,000 and an expense reimbursement of up to $1,000,000.

The foregoing description of the Acquisition Agreement does not purport to be complete and is qualified in its entirety by reference to the Acquisition Agreement and the Plan of Arrangement, which are filed as Exhibit 2.1 to the Form 8-K filed on May 14, 2010 (“Dialogic 8-K”), and are incorporated by reference. This summary and report are not intended to modify or supplement any factual disclosures about our in our public reports filed with the SEC. In particular, the Acquisition Agreement, the Plan of Arrangement and related summaries are not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to us or Dialogic. The representations and warranties contained in the Acquisition Agreement have been negotiated with the principal purpose of establishing the circumstances in which a party may have the right not to close the Arrangement if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocates risk between the parties, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable under the securities laws. We filed with the Securities and Exchange Commission a definitive proxy statement relating to the proposed merger with Dialogic Corporation. We has scheduled a special meeting of Veraz shareholders on Thursday, September 30, 2010 at 9:00 am at Veraz Networks, 926 Rock Avenue, San Jose, CA 95131. For further information regarding the arrangement to merge the two companies and other important information, interested parties should refer to the definitive proxy statement filed by us on August 5, 2010.

Support and Voting Agreements

At the same time that the Acquisition Agreement was entered into, certain shareholders of Dialogic (the “Specified Dialogic Shareholders”) entered into a Support Agreement (the “Dialogic Support Agreement”) with us and certain stockholders of Veraz (the “Specified Veraz Stockholders”) each entered into a Voting Agreement (the “Veraz Voting Agreement”) with Dialogic.

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

The Veraz Voting Agreements provide that each of the Specified Veraz Stockholders will, among other things, vote its shares of our common stock in favor of the issuance of our common stock to Dialogic shareholders pursuant to the Acquisition Agreement and against an alternative transaction. Each Veraz Voting Agreement will terminate upon the earlier of: (a) completion of the Arrangement; (b) the termination of the Acquisition Agreement in accordance with its terms; or (c) mutual agreement by Dialogic and the Specified Veraz Stockholder.

The foregoing descriptions of the Dialogic Support Agreement and the Veraz Voting Agreement do not purport to be complete and are qualified in their entirety by reference to the Dialogic Support Agreement and the form of Veraz Voting Agreement, which are filed as Exhibits 99.2 and 99.3 to the Dialogic 8-K, respectively and are incorporated herein by reference.

This Quarterly Report on Form 10-Q does not include any anticipated effects for revenues, expenses or liquidity due to the anticipated closing of our acquisition of Dialogic.

Recently Issued Accounting Pronouncements

See Note 3(l) of the Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues (amount in thousands).

	Three Months Ended June 30,				Period-to-Period Change
	2010		2009
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Revenues:
IP Products	$7,500	51%	$9,955	59%	$(2,455)	(25)%
DCME Products	189	1	710	4	(521)	(73)
Services	7,015	48	6,155	37	860	14

Total revenues	$14,704	100%	$16,820	100%	$(2,116)	(13)%

Revenue by Geography:
Europe, Middle East and Africa	$6,482	44%	$7,618	45%	$(1,136)	(15)%
North America	3,834	26	2,544	15	1,290	51
Asia Pacific and India	1,556	11	2,383	14	(827)	(35)
Caribbean and Latin America	2,832	19	4,275	26	(1,443)	(34)

Total revenues	$14,704	100%	$16,820	100%	$(2,116)	(13)%

IP product revenues for the quarter ended June 30, 2010 decreased 25% as compared with the same period of 2009. For the second quarter of 2010, we recognized lower IP product revenue as compared to the same quarter in 2009 as a result of 50% lower orders received from the Caribbean and Latin America region, primarily in Brazil due to the uncertain economic environment. The decrease in IP revenues year over year is also attributable to fewer projects which were completed and accepted in the second quarter of 2010 than the same period in 2009. The timing and amount of orders and subsequent acceptance is affected by a number of factors, including a continued tightening of customer budgets, the slowdown in capital spending and increased competition experienced in connection with the global recession.

DCME product revenues in the second quarter of 2010 decreased 73% as compared with the same period in 2009. We expect DCME revenues to decline over the foreseeable future as customers migrate from traditional voice networks, including DCME products, to IP products. However, at this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter; while there will be some periods where the DCME sales could be higher or lower than our expectations.

Services revenues increased 14% in the second quarter of 2010 over the same period in 2009. The services revenue increase in the second quarter of 2010 was primarily due to a $0.8 million increase in IP installation and consulting services and a $0.4 million increase in IP maintenance revenue from our larger existing customer base which was larger in 2010 as compared to 2009 by 15%. However, the increase in IP services revenue was offset by a decrease in DCME services revenue of $0.3 million in the second quarter of 2010 over the same period in 2009, primarily due to a decrease in maintenance support revenues. Over time we expect DCME services revenues to further decrease as new DCME implementations continue to decrease, customers migrate to IP products and customers remove DCME equipment from their networks and terminate maintenance and support.

Revenue by Geography

We experienced a combined decrease in revenues of $3.4 million in the following regions: Asia Pacific and India, Europe, Africa and Middle East, and Caribbean and Latin America regions for the quarter ended June 30, 2010 compared to the same period of 2009. The total revenues decreased primarily in the Caribbean and Latin America region by $1.4 million in the second quarter of 2010 over the same period of 2009 as a result of decreases in IP product revenues of $1.3 million and services revenues of $0.1 million resulting from fewer orders and lower revenues, primarily in Brazil. The revenues from Europe, Africa and the Middle East region decreased by $1.1 million due to slowdown in the overall economy in the region. The decrease in the region was partially offset by an increase in Russia by $1.0 million during the quarter ended June 30, 2010. The Asia Pacific and India region decreased by $0.8 million as a result of lower IP product revenues recognized, particularly in India. India revenues decreased due to government regulations which were effective beginning in 2010 requiring additional certifications for purchasing equipment from vendors outside of India. This governmental regulation change has slowed down the process for receiving orders. The negative impact of these new government regulations for receiving orders is expected to lessen beginning in the second half of 2010 as the Company gains experience with the new order process. The decreases in revenue in these regions were partially offset by an increase in the total revenues recognized primarily from product revenue arrangements for IP products in the North America region of $1.3 million. During the three months ended June 30, 2010, total revenues were 26% from North America and 74% international as compared to 15% from North America and 85% international during the three months ended June 30, 2009. Our geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Three Months Ended June 30,				Period-to-Period Change
	2010		2009
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Cost of Revenues:
IP Products	$2,923	39%	$4,517	45%	$(1,594)	(35)%
DCME Products	85	45	245	35	(160)	(65)
Services	3,383	48	2,961	48	422	14

Total cost of revenues	$6,391	43%	$7,723	46%	$(1,332)	(17)%

Gross Profit:
IP Products	$4,577	61%	$5,438	55%	$(861)	(16)%
DCME Products	104	55	465	65	(361)	(78)
Services	3,632	52	3,194	52	438	14

Total gross profit	$8,313	57%	$9,097	54%	$(784)	(9)%

Cost of Revenues. The decrease in sales of IP products resulted in a corresponding decrease in cost of product revenues. Although overall cost of revenues, on an absolute dollar basis, decreased primarily from the decrease in total product revenues, we continue to incur the fixed overhead costs. The decreases in product costs were partially offset by an increase in services costs as we continued to incur the fixed overhead services costs for personnel. The cost of services revenues increased 14% compared to the same period in 2009. The cost of services increase was as a result of a $0.4 million increase in outside professional services related to installation costs and maintenance support.

Gross Profit. Total gross profit decreased by $0.8 million to $8.3 million in the second quarter of 2010. The decrease primarily was a result of a decline in IP product gross profit to $4.6 million in 2010 compared to $5.4 million over the same quarter in 2009. This decrease of $0.9 million represents 16% decrease in IP product revenues. Services gross profit increased to $3.6 million in the second quarter of 2010 from $3.2 million over the same period last year, representing an increase of $0.4 million, or 14%. This increase in services gross profit was due to higher margins on services revenues. Gross profit on services revenue will vary from period to period depending upon the projects being implemented, which may not be in the same period in which the corresponding revenue is recognized.

Gross Margin. Total gross margin, which is gross profit as a percentage of revenue, increased to 57% in the second quarter of 2010 from 54% in the same quarter in 2009. This increase is primarily attributable to the higher margins attained related to IP product, which increased from 55% in the three months ended June 30, 2009 to 61% in the three months ended June 30, 2010. IP product gross margin may fluctuate on a quarterly and yearly basis due to changes in the IP product mix, the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins have decreased due to the decline in DCME revenues of 73%. DCME product gross margins also are impacted by allocation of certain fixed overhead costs.

The services gross margin year over year remained flat as the services expenses increased in the same ratio as the services revenues are recognized during the period.

We expect services expenses to remain fairly constant in the following quarters, with margins continuing to improve as a result of growing services and maintenance revenue throughout the remainder of the year.

Operating Expenses (amount in thousands).

	Three Months Ended June 30,				Period-to-Period Change
	2010		2009
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Research and development, net	$4,648	32%	$4,343	26%	$305	7%
Sales and marketing	4,304	29	5,637	34	(1,333)	(24)
General and administrative	5,094	35	2,967	18	2,127	72

Total operating expenses	$14,046	96%	$12,947	77%	$1,099	8%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS. We record grants received from the OCS as a reduction of research and development expenses. Grants received from the OCS were $0.6 million in the three months ended June 30, 2010 as compared with $0.7 million in the three months ended June 30, 2009, which resulted in the increase in research and development expenses by $0.1 million. Additionally, the increase in research and development expenses for the second quarter of 2010 included $0.2 million for outside consulting costs.

We expect research and development expenses to remain approximately at the current expenditure levels on an absolute basis during the remainder of 2010.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Of the $1.3 million decrease in sales and marketing expenses, $0.5 million was primarily attributable to the decrease in salaries and benefits resulting from a 10% lower headcount in 2010. Other reductions in expenses included a $0.3 million decrease in sales commission expenses resulting from lower amount of orders received in 2010 which impacted where sales personnel were in their commission tiers, compared to the same period in 2009, $0.3 million less in overhead facilities costs, equipment rent and purchases and a $0.1 million decrease in agent commissions, primarily due to a reversal of an accrual recorded in the prior period.

We expect sales and marketing expenses to increase throughout the year as sales personnel meet their maximum annual commission tiers. However, sales and marketing expenses will also be impacted by the nature of sales arrangements which may include agent commissions and related expenses that will increase or decrease expenses based on the usage of third party agents.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. Of the $2.1 million increase in general and administrative expenses in the second quarter of 2010 over the same period in 2009, the increases were mainly due to increases in amounts recorded for allowance for doubtful accounts of $2.0 million. The expense primarily related to two customers, both of them resellers in the Europe, Africa and Middle East regions, respectively. For both customers, their respective regions have been negatively impacted by the economic downturn, and the opportunity to resell such equipment to end customers has diminished considerably. As a result, the financial resources and ability to pay for these customers has significantly decreased. Accordingly, for these two customers, it has been determined there is now significant uncertainty concerning the collectability of the related accounts receivable and thus the allowance for doubtful accounts has been increased. Other increase in general and administrative expenses related to $0.5 million for costs incurred primarily for legal and consulting costs related to our pursuit of strategic alliance with Dialogic Corporation. The increases in general and administrative expenses were partially offset by a decrease of $0.3 million for outside consulting expenses.

We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis for expense as well as expenses to be incurred related to legal, audit and consulting fees during the remaining half of 2010 as we close our acquisition of Dialogic Corporation in the last quarter of 2010.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments and foreign currency exchange gains (losses) offset by interest expense and bank charges. Other income (expense), net, was an expense of $(0.5) million in the second quarter of 2010 as compared with other income of $0.7 million in the second quarter of 2009. The year over year decrease in other income (expense) was primarily due to foreign exchange losses of $0.3 million recognized in the second quarter of 2010 as compared to foreign exchange gains of $0.7 million recognized in the second quarter of 2009.

Income taxes provision (benefit). We recorded a provision for income taxes of $0.1 million and a benefit of $(0.2) million for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, the tax provision was attributable to the Company’s profitable foreign operations. During the three months ended June 30, 2009, the tax benefit was attributable to our loss on operations in Israel of $0.6 million, partially offset by a provision of $0.4 million for our other profitable foreign operations. Our calculation of provision for income taxes is based on the discrete method. Significant components affecting the tax provision include various foreign taxes, nondeductible stock compensation charges, minimum taxes and recognition of valuation allowances against deferred tax assets.

Net loss. Net loss was $6.5 million and $2.9 million for the three months ended June 30, 2010 and 2009, respectively. The net loss increased in the three months ended June 30, 2010 compared to the same period of 2009 primarily from $2.1 million decrease in revenues and an increase in the allowance for doubtful accounts of $2.0 million.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues (amount in thousands).

	Six Months Ended June 30,				Period-to-Period Change
	2010		2009
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Revenues:
IP Products	$15,686	51%	$23,005	61%	$(7,319)	(32)%
DCME Products	1,423	5	1,908	5	(485)	(25)
Services	13,665	44	12,858	34	807	6

Total revenues	$30,774	100%	$37,771	100%	$(6,997)	(19)%

Revenue by Geography:
Europe, Middle East and Africa	$13,880	45%	$16,263	43%	$(2,383)	(15)%
North America	7,914	26	5,714	15	2,200	39
Asia Pacific and India	3,353	11	7,931	21	(4,578)	(58)
Caribbean and Latin America	5,627	18	7,863	21	(2,236)	(28)

Total revenues	$30,774	100%	$37,771	100%	$(6,997)	(19)%

IP product revenues for the first half of 2010 decreased 32% as compared with the same period of 2009. For the first half of 2010, we recognized lower revenue in Asia pacific and India region, particularly in India, and Europe, Africa and Middle East region by $4.0 million, as compared to the same period in 2009. India revenues decreased due to new government regulations requiring additional certifications for purchasing equipment from vendors beginning in 2010. This has slowed down the process for receiving orders. The decrease in IP revenues year over year is also attributable to fewer projects which were completed and accepted in the first half of 2010 than the same period in 2009. The timing and amount of orders and subsequent acceptance is affected by a number of factors, including a continued tightening of customer budgets, the slowdown in capital spending and increased competition experienced in connection with the global recession. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will slightly decline.

DCME product revenues in the first half of 2010 decreased 25% as compared with the same period in 2009. We expect DCME revenues to decline over the foreseeable future as customers migrate from traditional voice networks, including DCME products, to IP products. However, at this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from year or year.

Services revenues increased 6% in the first half of 2010 over the same period in 2009. Our IP services revenues were $12.5 million in the first half of 2010 as compared with $11.2 million in the same period of 2009. The increase in the first half of 2010 was primarily due to a $0.9 million increase in IP maintenance revenue from our existing customer base and a $0.4 million increase in installation and consulting services in 2010 compared to 2009. However, the increase in IP services revenue was offset by a decrease in DCME services revenue of $0.5 million in the first half of 2010 over the same period in 2009, primarily due to a decrease in installation services. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease, customers migrate to IP products and customers remove DCME equipment from their networks and terminate maintenance and support.

Revenue by Geography

We experienced a combined decrease in revenues of $9.2 million in the following regions: Asia Pacific and India, Europe, Africa and Middle East, and Caribbean and Latin America regions for the first half of 2010 compared to the same period of 2009. The total revenues decreased in the Asia Pacific and India region by $4.6 million as a result of lower product revenues recognized, particularly in India. The negative impact of these new government regulations for receiving orders is expected to lessen beginning in the second half of 2010 as the Company gains experience with the new order process. The $2.4 million decrease in the Europe, Africa and the Middle East region was due to slowdown in capital spending that have placed orders in the past. Russia revenues remained flat year over year. The Caribbean and Latin America region total revenues decreased by $2.2 million in the first half of 2010 over the same period of 2009 as a result of decreases in IP product revenues particularly in Brazil. The decreases in revenue in these regions were partially offset by an increase in the total revenues recognized from product revenue arrangements in the North America region of $2.2 million. This increase is primarily due to higher orders received for our I-Gate family products during 2010 for the U.S. Government as compared to the same period in 2009. During the six months ended June 30, 2010, total revenues were 26% from North America and 74% international as compared to 15% from North America and 85% international during the six months ended June 30, 2009. Our geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Six Months Ended June 30,				Period-to-Period Change
	2010		2009
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Cost of Revenues:
IP Products	$6,315	40%	$9,951	43%	$(3,636)	(37)%
DCME Products	556	39	732	38	(176)	(24)
Services	6,667	49	5,849	45	818	14

Total cost of revenues	$13,538	44%	$16,532	44%	$(2,994)	(18)%

Gross Profit:
IP Products	$9,371	60%	$13,054	57%	$(3,683)	(28)%
DCME Products	867	61	1,176	62	(309)	(26)
Services	6,998	51	7,009	55	(11)	0

Total gross profit	$17,236	56%	$21,239	56%	$(4,003)	(19)%

Cost of Revenues. The decrease in sales of IP products resulted in a corresponding decrease in cost of product revenues. Our services cost increased by $0.8 million corresponding to the increase in services revenues of $0.8 million. Our cost of services increased mainly as a result of a $0.5 million increase in salaries and related benefits in connection with overall headcount increases, particularly in Brazil and Israel, and due to higher outside professional services of $0.1 million, partially offset by lower equipment purchase and depreciation of $0.1 million.

Gross Profit. Total gross profit decreased by $4.0 million to $17.2 million in the first half of 2010. The decrease primarily was a result of a decline in IP product gross profit to $9.4 million in 2010 from $13.1 million over the same quarter in 2009. This decrease of $3.7 million represents a 28% decrease in IP product revenues. Services gross profit remained flat at $7.0 million in the first half of 2010 over the same period last year. Gross profit on services revenue will vary from period to period depending upon the projects being implemented, which may not be in the same period in which the corresponding revenue is recognized.

Gross Margin. Total gross margin, which is gross profit as a percentage of revenue remained flat at 56% in the first half of 2010 as compared to the same period in 2009. IP gross margins remained relatively flat on a year over year basis. IP product gross margin may fluctuate on a quarterly and yearly basis due to changes in the IP product mix, the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

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

Operating Expenses (amount in thousands).

	Six Months Ended June 30,				Period-to-Period Change
	2010		2009
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Research and development, net	$9,716	32%	$9,551	25%	$165	2%
Sales and marketing	9,978	32	12,167	32	(2,189)	(18)
General and administrative	8,345	27	5,775	15	2,570	45

Total operating expenses	$28,039	91%	$27,493	72%	$546	2%

Research and development expenses, net. Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS. Research and development expenses year over year did not materially change. Grants received from the OCS were $1.0 million in the six months ended June 30, 2010 as compared with $1.1 million in the six months ended June 30, 2009, which resulted in a marginal increase in research and development expenses. Research and development expenses for the first half of 2010 included a $0.2 million increase outside services as a result of support for our research and development activities.

We expect research and development expenses to remain approximately at the current expenditure levels on an absolute basis during the remainder of 2010.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Of the $2.2 million decrease in sales and marketing expenses, $1.0 million was primarily attributable to the decrease in salaries and benefits resulted from lower headcount in 2010. Other reductions in expenses included a $0.2 million decrease in agent commissions, $0.3 million decrease in outside sales and marketing consulting costs and $0.4 million in lower. overhead facilities costs, equipment rent and purchases. Despite sales incentive programs initiated in the first half of 2010, sales commission expenses remained flat due to lower sales in the current quarter.

We expect sales and marketing expenses to increase throughout the year as sales personnel meet their maximum annual commission tiers. However, sales and marketing expenses will also be impacted by the nature of sales arrangements which may include agent commissions and related expenses that will increase or decrease expenses based on the usage of third party agents.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. Of the $2.6 million increase in general and administrative expenses in the first half of 2010 over the same period in 2009, the increase in general and administrative expenses were mainly due to our allowance for doubtful accounts of $2.2 million, of which $2.0 million was expensed during the three months ended June 30, 2010. The expense primarily related to two customers, both of them resellers in the Europe, Africa and Middle East regions, respectively. For both customers, their respective regions have been negatively impacted by the economic downturn, and the opportunity to resell such equipment to end customers has diminished considerably. As a result, the financial resources and ability to pay for these customers has significantly decreased. Accordingly, for these two customers, it has been determined there is now significant uncertainty concerning the collectability of the related accounts receivable and thus the allowance for doubtful accounts has been increased. Other increase of $0.7 million related to costs incurred primarily for legal and consulting costs related to our pursuit of strategic alliance with Dialogic Corporation.

We expect expenses and costs associated with our general and administrative functions to increase on an absolute basis for expenses to be incurred related to legal, audit and consulting fees during the remaining half of 2010 as we close our acquisition of Dialogic Corporation in the last quarter of 2010.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments and foreign currency exchange gains (losses) offset by interest expense and bank charges. Other income (expense), net, was an expense of $(0.4) in the first half of 2010 as compared with other income of $0.1 million in the first half of 2009. The year over year decrease in other income (expense), net was primarily due to foreign exchange losses of $0.4 million recognized in the first half of 2010 as compared to foreign exchange gains of $0.1 million recognized in the first half of 2009.

Income taxes provision (benefit). We made a provision for income taxes of $0.3 million and a benefit of $(0.2) million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the tax provision was attributable to both the Company’s profitable foreign operations, while during the six months ended June 30, 2009 the tax benefit was attributable to our loss on operations in Israel of $0.6 million partially offset by a provision of $0.4 million for our other foreign operations which were profitable. Our calculation of provision for income taxes (benefit) is based on the discrete method. Significant components affecting the tax provision include various foreign taxes, nondeductible stock compensation charges, minimum taxes and recognition of valuation allowances against deferred tax assets.

Net loss. Net loss was $11.8 million and $5.9 million for the six months ended June 30, 2010 and 2009, respectively. The net loss increased in the six months ended June 30, 2010 compared to the same period of 2009 primarily from the $7.0 million decrease in revenues.

Liquidity and Capital Resources

As of June 30, 2010, we had unrestricted cash and cash equivalents and short-term investments of $29.7 million, a decrease from $33.0 million as of December 31, 2009.

We anticipate our cash and related balances will increase in aggregate over the next 12 months as we continue to monitor operating expense. We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs for at least the next 12 months. We do not currently, and did not as of June 30, 2010, maintain any auction rate securities.

Operating Activities

Net cash used in our operating activities was $2.6 million and $1.8 million during the six months ended June 30, 2010 and 2009, respectively.

Net cash used in our operating activities in the six months ended June 30, 2010 was primarily attributable to a decrease in our operating liabilities, offset by a greater decrease in operating assets. Our net loss adjusted for non-cash items such as depreciation, stock compensation and provision for doubtful debts accounted for $4.5 million of the cash used in operations. The decrease in operating assets was driven by lower accounts receivable, mainly from our overall revenue decrease in the first half of 2010 as well as from our cash collection efforts, increases in inventory balances and reductions in prepaid expenses and other current assets. The increase in operating liabilities was attributable to increases in related party liabilities, deferred revenue and higher accounts payable, partially offset by decreases in accrued expenses. Our working capital decreased to $33.3 million as of June 30, 2010 from $43.2 million as of December 31, 2009.

Investing Activities

Net cash used in our investing activities was $7.0 million and $14.1 million in the six months ended June 30, 2010 and 2009, respectively.

Investing activities in the six months ended June 30, 2010 consisted primarily of proceeds of net short-term investments of $7.7 million, offset by purchases of property and equipment of $0.4 million and increases in restricted cash related to monies deposited into an escrow account to settle the civil penalties related allegations of FCPA violations.

Investing activities in the six months ended June 30, 2009 consisted primarily of net purchases of short-term investments of $13.5 million, as well as purchases of property and equipment of $0.6 million.

Financing Activities

Net cash provided by our financing activities was $16,000 and $65,000 in the six months ended June 30, 2010 and 2009, respectively. Net cash provided by our financing activities in the six months ended June 30, 2010 and 2009 primarily consisted of proceeds received from exercise of stock options.

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The majority of our revenues, costs of sales and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel and Brazilian Real had increased or decreased by 10%, the effect of our local currency expenses, excluding the impact of any foreign currency forward contracts, would have increased or decreased by $1.0 million in the six months ended June 30, 2010.

We also had foreign currency risk related to cash, accounts receivable and accounts payable that are denominated in local currency for subsidiaries with U.S. dollar functional currencies. At June 30, 2010 and December 31, 2009, we had cash and accounts receivable in the following currencies related subsidiaries with the U.S. dollar as their functional currency: Russian Rubles, Euros, Indian Rupees and New Israeli Shekel. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded in other expense of $0.4 million and $0.2 million in the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

We are also impacted by assets or liabilities that are denominated in a currency other than a subsidiary’s functional currency. Our intercompany short-term balances with our Brazilian subsidiary are denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. The impact of a change in the foreign exchange rate for the intercompany short-term balances between the U.S. dollar and the Brazilian Real during the six months ended June 30, 2010 and the year ended December 31, 2009 resulted in the increase and decrease, respectively in the amounts payable in Brazilian Real. Therefore, at June 30, 2010 and December 31, 2009, a gain of $4,000 and $0.4 million were recorded in other income (expense), net.

Interest Rate Sensitivity

We had cash, cash equivalents, restricted cash, and short-term investments totaling $30.6 million at June 30, 2010. These amounts were invested primarily in money market funds and treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2010, subject to the limitations described below, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

ITEM 1A.	RISK FACTORS

The risk factors set forth below include any material changes to, and supersede the description of, the risk factors disclosed in Item 1A of our Annual Report on Form 10-K. Our business faces significant risks, and the risks described below may not be the only risks we face. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. Additionally, there are substantial risks related to potential closing of the merger between Veraz and Dialogic and the integration of those businesses. The Risk Factors set forth in the Schedule 14A filed by Veraz on August 5, 2010 under the heading “Risks Related to the Arrangement” are specifically incorporated herein by this reference.

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

On May 12, 2010, Veraz entered into an Acquisition Agreement (the “Acquisition Agreement”), by and between Veraz and Dialogic Corporation, pursuant to which Veraz agreed to acquire all of the outstanding shares of Dialogic in exchange for shares of Veraz common stock (the “Arrangement”). Failure to consummate the arrangement, or any delay in consummating the Arrangement, with Dialogic could negatively impact Veraz’s stock price and Veraz’s future business and financial results; and whether or not the Arrangement is consummated, the pending Arrangement could adversely affect Veraz’s operations.

The Acquisition Agreement contains a number of important conditions that must be satisfied before Veraz and Dialogic can complete the Arrangement, including, among other things, conditions relating to (i) obtaining the interim and final orders from the Supreme Court of British Columbia, (ii) approval of the Arrangement by the Dialogic shareholders and the Veraz stockholders, (iii) approval by the Nasdaq of the listing of the Veraz shares of common stock to be issued in the Arrangement, (iv) absence of certain actions, suits, proceedings before, or objection or opposition by, any governmental or regulatory authority, (v) receipt of required regulatory approvals, and (vi) the Veraz shares of common stock issued in the Arrangement being exempt from the registration requirements of the U.S. Securities Act.

If the Arrangement is not consummated for any reason, Veraz’s ongoing business and financial results may be adversely affected, and Veraz will be subject to a number of risks, including the following:

•

under the terms of the Acquisition Agreement, in certain circumstances, if the Arrangement is not consummated, Veraz will be required to pay a $1,500,000 termination fee to Dialogic and reimburse Dialogic for up to $1,000,000 of Dialogic’s transaction expenses; and

•

the price of Veraz shares may decline to the extent that the current market price of Veraz shares reflect a market assumption that the Arrangement will be consummated and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the Arrangement was not consummated due to an adverse change in Veraz’s business or financial condition.

In addition, whether or not the Arrangement is consummated, the pending transaction could adversely affect Veraz’s operations because:

•

matters relating to the Arrangement (including integration planning) require substantial commitments of time and resources by Veraz’s management and employees, whether or not the Arrangement is consummated, which could otherwise have been devoted to other opportunities that may have been beneficial to Veraz and/or Dialogic;

•

Veraz’s ability to attract new employees and consultants and retain their existing employees and consultants may be harmed by uncertainties associated with the Arrangement, and Veraz may be required to incur substantial costs to recruit replacements for lost personnel or consultants; and

•

shareholder lawsuits could be filed against Veraz challenging the Arrangement. If this occurs, even if the lawsuits are groundless and Veraz, as applicable, ultimately prevails, it may incur substantial legal fees and expenses defending these lawsuits, and the Arrangement may be prevented or delayed.

Veraz cannot guarantee when, or whether, the Arrangement will be consummated, that there will not be a delay in the consummation of the Arrangement or that all or any of the anticipated benefits of the Arrangement will be obtained. If the Arrangement is not consummated or is delayed, Veraz and Dialogic may experience the risks discussed above which may adversely affect Veraz’s business, financial results and share price.

The issuance of Veraz common stock pursuant to the Arrangement may cause the market price of Veraz common stock to decline.

As of August 3, 2010, 44,287,633 shares of Veraz common stock were outstanding and an additional 7,774,997 shares of common stock of Veraz were subject to outstanding options and restricted stock units. Veraz currently expects that in connection with the Arrangement, it will issue 110,580,900 additional shares of common stock to the former Dialogic shareholders. The issuance of these Veraz shares of common stock and the sale of shares of Veraz common stock in the public market from time to time could depress the market price for Veraz common stock. In addition, Dialogic shareholders have rights with respect to registration of the Veraz common stock issued in connection with the Arrangement under the Securities Act. If such holders exercise their registration rights, the Veraz common stock issued in the Arrangement will be registered under the Securities Act and will be freely transferable, subject to the limitations imposed on affiliates of Veraz by Rule 145 and to the provisions of lock-up agreements certain of the Dialogic shareholders have granted in favor of Veraz. Upon the expiration of the lock-up agreements, 180 days following the effectiveness of the Arrangement, a significant number of shares of Veraz common stock issued in the Arrangement will become eligible for resale. Any substantial sale of shares of our common stock issued in the Arrangement could have a material adverse effect on the price of our securities. In addition, Veraz intends to file a registration statement on Form S-8 to register Dialogic replacement options which will be issued by Veraz pursuant to the Acquisition Agreement.

Veraz and Dialogic expect to incur significant costs associated with the Arrangement, whether or not the Arrangement is consummated, which are difficult to estimate and will reduce the amount of cash otherwise available for other corporate purposes.

Both Veraz and Dialogic expect to incur significant costs associated with the Arrangement, whether or not the Arrangement is consummated. These costs will reduce the amount of cash otherwise available for other corporate purposes. Veraz has already incurred and expensed $0.6 million, and estimates that it will incur further direct transaction costs of approximately $1.1 million associated with the Arrangement, which will expensed as incurred for accounting purposes if the Arrangement is consummated. Dialogic has already incurred and expensed $0.6 million, and estimates that it will incur further direct transaction costs of approximately $3.0 million, which will also be expensed as incurred for accounting purposes if the Arrangement is consummated. There is no assurance that the actual costs may not exceed these estimates, or that the estimates are accurate. In addition, the combined company may incur additional material charges reflecting additional costs associated with the Arrangement in fiscal quarters subsequent to the quarter in which the Arrangement is consummated. There is no assurance that the significant costs associated with the Arrangement will prove to be justified in light of the benefits ultimately realized.

The consummation of the Arrangement could result in disruptions in business, loss of customers or contracts or other adverse effects.

The consummation of the Arrangement may cause disruptions, including potential loss of customers and other business partners, in our business and the business of Dialogic, which could have material adverse effects on the combined company’s business and operations. Although we believe that the business relationships of Veraz and Dialogic are and will remain stable following the Arrangement, Veraz’s and Dialogic’s customers, and other business partners, in response to the completion of the Arrangement, may adversely change or terminate their relationships with the combined company, which could have a material adverse effect on the combined company following the Arrangement.

Consummation of the Arrangement may result in dilution of future earnings per share to the stockholders of Veraz.

The consummation of the Arrangement may result in greater net losses or a weaker financial condition compared to that which would have been achieved by either Veraz or Dialogic on a stand-alone basis. The Arrangement could fail to produce the benefits that the companies anticipate, or could have other adverse effects that the companies currently do not foresee. In addition, some of the assumptions that either company has made, such as the achievement of operating synergies, may not be realized. In this event, the Arrangement could result in greater losses as compared to the losses that would have been incurred by Veraz if the Arrangement had not occurred.

The ownership percentage of current stockholders of Veraz will be substantially reduced, resulting in a dilution of existing stockholders’ voting power.

Upon consummation of the Arrangement, 110,580,900 shares of Veraz common stock will be issued by Veraz. The issuance of 110,580,900 shares of Veraz common stock, based on the number of Veraz common stock outstanding as of the date of this proxy statement, will dilute Veraz’s existing stockholders’ voting percentage from 100% to approximately 30% of the combined company’s voting securities. In addition, following the Arrangement, Veraz’s outstanding stock will be subject to substantial potential dilution by outstanding options. Current Veraz stockholders will lose the ability to control the outcome of stockholder votes and certain current directors of Veraz will be replaced.

Ownership of the combined company’s common stock may be highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined company’s stock price to decline.

The combined company’s executive officers, directors and their affiliates will beneficially own or control approximately 48.5% of the outstanding common stock of the combined company. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, will have substantial influence over the outcome of any corporate action of the combined company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company’s assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control of the combined company, even if such change in control would benefit the other stockholders of the combined company. The significant concentration of stock ownership may adversely affect the value of the combined company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

If we fail to regain compliance with the continued listing requirements of The Nasdaq Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Global Market. On July 1, 2010, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Global Market. In accordance with Nasdaq Listing Rules, we will be afforded 180 calendar days, or until December 28, 2010, to regain compliance. To regain compliance, the bid price for our common stock must close at or above $1.00 for at least 10 consecutive business days at any time prior to December 28, 2010. If we do not regain compliance by December 28, 2010, but meet The Nasdaq Capital Market initial inclusion criteria, except for the $1.00 per share bid price requirement, we will be granted an additional 180 calendar day compliance period.

If we do not regain compliance by December 28, 2010, and are not eligible for an additional compliance period at that time, the Nasdaq Listing Qualifications Department will provide written notification to us that our common stock may be delisted. At that time, we may either apply for listing on The Nasdaq Capital Market, provided we meet the continued listing requirements of that market in accordance with Nasdaq Listing Rules, or appeal the decision to a Nasdaq Listing Qualifications Panel, or Panel. In the event of an appeal, our securities would remain listed on The Nasdaq Global market pending a decision by the Panel following a hearing. There can be no assurance that, if we do appeal a delisting determination to the Panel, that such appeal would be successful. Further, Nasdaq has informed us that the proposed transaction with Dialogic Corporation will constitute a change in control of Veraz and that therefore Veraz will be required to comply with the initial listing requirements and submit an initial listing application. There is no guaranty that we will meet these standards or that the Nasdaq will allow our shares to continue to be traded if the transaction with Dialogic is approved.

If we fail to regain compliance with the listing standards of The Nasdaq Global Market, we may consider transferring to The Nasdaq Capital Market, provided we meet the transfer criteria, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to The Nasdaq Capital Market could adversely affect the liquidity of our common stock. If our common stock were to be delisted by Nasdaq, we could face significant material adverse consequences, including:

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

We are exposed to the risks associated with the volatility of the U.S. and global economies, including specifically the continued volatility in certain global markets, such as Portugal, Italy, Greece, Russia and Spain where we have historically successfully sold our products. The difficulty in obtaining credit in these markets and decreased visibility regarding whether or when there will be sustained growth periods for sales of our products in these and other markets and uncertainty regarding the amount of sales, since our customers may rely on lending Arrangements and/or have limited resources to finance capital technology expenditures, may have an adverse effect on our business and operations. In addition, it is expected that this recent economic turmoil and the resulting economic uncertainty will result in decreased consumer spending, which will likely reduce the need for our products from customers. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition, and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower-than-anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, or pricing pressure as a result of the slowdown.

In addition to the potential decline in capital spending resulting from the volatility markets, capital spending in the telecommunications equipment industry has in the past, and may in the future, fluctuate significantly based on numerous factors, including:

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

In the six months ended June 30, 2010 and for the year ended December 31, 2009, 2008, and 2007, we used $2.6 million, $4.5 million, $15.8 million, and $12.7 million, respectively to fund our operating activities and we have never generated sufficient cash to fund our operations. During the third quarter of 2008, we undertook a significant restructuring initiative involving the elimination of approximately 160 positions through reduction in force affecting all departments throughout our organization, but primarily in the research and development and services organizations, and in our India operations. The objective of the restructuring was to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. We have continued to focus significant efforts on reducing costs during 2009. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million and for the years ended December 31, 2008 and December 31, 2009, we recorded net losses of approximately $21.0 million and $11.6 million, respectively. For the six months ended June 30, 2010, we recorded a loss of $11.5 million. As of June 30, 2010 and years ended December 31, 2009 and 2008, our accumulated deficit was $100.3 million, $88.8 million and $77.2 million, respectively. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

Cooperation with the informal inquiry we received from the SEC in 2008, the subpoena we received in January 2009 and other governmental actions has and will continue to cost significant amounts of money and management resources and has resulted in penalties.

On April 3, 2008, we received a letter from the SEC informing us that the SEC is conducting a confidential informal inquiry of Veraz. In response to the inquiry, the Board appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent legal counsel to perform an internal investigation. Further, on January 27, 2009, we received a subpoena from the SEC requesting the production of certain documents relating to our business practices in Vietnam. In November 2009, the Staff of the SEC contacted us concerning some of the business practices described above. In January 2010, we reached a tentative resolution with the staff of the SEC on the matters described above. On June 29, 2010, in accordance with the tentative resolution reached with the SEC, the SEC filed a federal court action in the U.S. District Court for the Northern District of California, alleging that we violated the books and records and internal control provisions of the Foreign Corrupt Practices Act. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of a final judgment permanently enjoining us from future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and ordering us to pay a penalty of $0.3 million. Our failure to comply with the injunction may result in additional SEC or other governmental actions against us, potentially resulting in substantial additional expenditures of time and money.

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

For the six months ended June 30, 2010 and for the fiscal years ended December 31, 2009, 2008, and 2007 revenues from outside North America were approximately $22.9 million, $63.4 million, $77.6 million, and $93.1 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Additionally, as many of our customers are conducting business in emerging markets that can be unpredictable at times due to rapidly changing political and economic conditions, the judgment of management is a significant factor in determining whether an increase in the allowance for uncollectible accounts is warranted. Management considers various factors in making such judgments, including the customer-specific circumstances as well as the general political environment, economic conditions and other relevant matters in determining the collectability of the receivables. We will record a reversal of the allowance if there is significant improvement in collection rates. Historically, the allowance has been adequate to cover the actual losses from uncollectible accounts. Such reversals may negatively impact our results of operations.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and they may continue to fluctuate in the future due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. From our experience, customer purchases of telecommunications equipment have been unpredictable and these purchases are made as customers build out their networks, rather than regular, recurring purchases. The primary factors that may affect our quarterly revenues and results include the following:

•	fluctuation in demand for our products and the timing and size of customer orders;

•	the length and variability of the sales cycle for our products;

•	new product introductions and enhancements by our competitors and us;

•	our ability to develop, introduce, and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the mix of products sold such as between Next Generation Network sales and sales of bandwidth optimization products;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	costs related to acquisitions of complementary products, technologies, or businesses;

•	changes in our pricing policies, the pricing policies of our competitors, and the prices of the components of our products;

•	the timing of revenue recognition, amount of deferred revenues, and receivables collections;

•	difficulties or delays in deployment of customer IP networks that would delay anticipated customer purchases of additional products and services;

•	general economic conditions, as well as those specific to the telecommunications, networking, and related industries;

•	consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•	the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy.

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

We have historically conducted a significant amount of business with ECI Telecom Ltd. (“ECI”). If our relationship with ECI is adversely affected, our business could be harmed and our results of operations could be negatively affected.

ECI may make strategic choices that are not in the best interests of Veraz or its stockholders. For example, other than restrictions with respect to ECI’s exploitation of DCME products, nothing prohibits ECI from competing with us in other matters or offering VoIP products which compete with ours. We may not be able to resolve any potential conflicts that may arise between ECI and us, and even if we are able to do so, the resolution may be less favorable than if we were dealing with an unaffiliated third party. ECI also owns the technology underlying our DCME product lines. Pursuant to the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, we have secured the right to act as exclusive worldwide distributor of ECI’s DCME line of products. Under the DCME Agreement, ECI provides certain supply, service, and warranty obligations, and manufactures or subcontracts the manufacture of all DCME equipment sold by us. The DCME Agreement may only be terminated by ECI if we project DCME revenues of less than $1 million in a calendar year, we breach a material provision of the DCME Agreement and fail to cure such breach within 30 days, or we become insolvent. Upon the occurrence of one of these events and the election by ECI to terminate the DCME Agreement, ECI would be under no obligation to continue to contract with us. In addition, ECI beneficially owns a significant percentage of our common stock. If the value of the shares of our common stock held by ECI declines, either by disposition of the shares or a decline in our stock price, ECI may be less likely to enter into agreements with us on reasonable terms or at all. Accordingly, in light of the potential volatility in our stock price as previously noted, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms. In addition, our relationship with ECI could be adversely affected by a divestment of our common stock or by declining in our stock price. We do not currently have an independent ability to produce DCME products and have not entered into Arrangements with any third party that would enable us to obtain DCME or similar products if ECI ceases to provide us with DCME products. Should ECI become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, we will need to take remedial measures to manufacture DCME or similar products, which could be expensive. If such efforts fail, our business may be materially harmed. In the event of the occurrence of one of these termination events, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms.

ECI beneficially owns a significant percentage of our common stock, which will allow ECI to significantly influence us and matters requiring stockholder approval and could discourage potential acquisitions of our company.

ECI owns approximately 25% of our outstanding common stock. As a result of its ownership in us, ECI is able to exert significant influence over actions requiring the approval of our stockholders, including change of control transactions and any amendments to our certificate of incorporation. Because of the nature of our business relationship with ECI and the size and nature of ECI’s ownership position in us, the interests of ECI may be different than those of our other stockholders. In addition, the significant ownership interest of ECI could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from obtaining control of our company. In 2007, ECI was acquired by affiliates of the Swarth Group and certain other funds that have appointed Ashmore Investment Management Limited as their investment manager which maintains dispositive and/or voting power over the shares of our common stock held by ECI. In addition, ECI is no longer traded on NASDAQ and has requested that we register their shares of Veraz common stock under a S-3 registration statement. As a result of the change in ownership and the request for registration, the investment objectives of ECI may have changed as compared to the investment objectives when ECI was a publicly-traded company. The possible change in investment objectives may affect whether, or for how long, ECI will continue to hold our shares and any sales may be difficult and may depress the price of our stock.

Our revenue and operating results may be adversely impacted if sales of our IP products and other products are unstable, if revenue from our bandwidth optimization products continues to fluctuate and if the mix between new sales and expansion sales changes substantially.

Our DCME products incorporate mature technologies that we expect to be in lower demand by our customers in the future. While we are actively pursuing new customers for our DCME products and seeking to increase sales of our additional product offerings to these customers, including our IP products, we believe that there are fewer opportunities for new DCME sales, and we expect DCME sales to continue to decrease over the foreseeable future. Further, we have seen increasing fluctuation on an annual basis for our bandwidth optimization products. If the decrease in DCME revenues occurs more rapidly than we anticipate and/or the sales of our other products, including our IP products, do not make up for the decline in revenues, our business and results of operations will be harmed. Additionally, we believe that the mix between new IP product sales and expansion sales in any given quarter may fluctuate and our gross margins could be adversely impacted. Further, if our expected DCME sales decrease below $1 million in a calendar year, ECI may terminate the DCME Agreement.

The largest customers in the telecommunications industry have substantial negotiating leverage, which may require that we agree to terms and conditions that are less advantageous to us than the terms and conditions of our existing customer relationships, or risk limiting our ability to sell our products to these large service providers, thereby harming our operating results.

Large telecommunications service providers have substantial purchasing power and leverage negotiating contractual terms and conditions relating to their purchase of our products from them. As we seek to sell more products to these large telecommunications providers, we may be required to agree to less favorable terms and conditions to complete such sales, which may result in lower margins, affect the timing of the recognition of the revenue derived from these sales, and the amount of deferred revenues, each of which may have an adverse effect on our business and financial condition.

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

We must effectively anticipate and adapt our business, products and services in a timely manner to meet customer requirements. We must also meet existing and emerging industry, national and international standards to meet changing customer demands. Prospective customers may require product features and capabilities that are not included in our current product offerings. The introduction of new or enhanced products also requires that we carefully manage the transition from our older products to minimize disruption in customer ordering patterns and ensure that adequate supplies of our new products can be delivered to meet anticipated customer demand. If we fail to develop products and offer services that satisfy customer requirements, or if we fail to effectively manage the transition from our older products to our new or enhanced products, our ability to create or increase demand for our products would be seriously harmed and we may lose current and prospective customers, thereby harming our business.

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

We expect that a majority of the revenues generated from our products, especially our IP products will be generated from a limited number of customers. If we lose customers or are unable to grow and diversify our customer base, our revenues may fluctuate and our growth likely would be limited.

To date, we have sold our IP products to approximately 136 customers. We expect that for the foreseeable future, the majority of the revenues from our IP products will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions, and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our IP products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

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

We rely on channel partners for a significant portion of our revenue. Our failure to effectively develop and manage these third-party distributors, systems integrators, and resellers specifically and our indirect sales channel generally, or disruptions to the processes and procedures that support, our indirect sales channels, could adversely affect our ability to generate revenues from the sale of our products.

We rely on third-party distributors, systems integrators, and resellers for a significant portion of our revenue. Our revenues depend in large part on the performance of these indirect channel partners. Although many aspects of our partner relationships are contractual in nature, our Arrangements with our indirect channel partners are not exclusive. Accordingly, important aspects of these relationships depend on the continued cooperation between the parties.

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

Moreover, if we are unable to leverage our sales and support resources through our distribution partner relationships, we may need to hire and train additional qualified sales and engineering personnel. We cannot assure you, however, that we will be able to hire additional qualified sales and engineering personnel in these circumstances, and our failure to do so may restrict our ability to generate revenue or implement our products on a timely basis. Even if we are successful in hiring additional qualified sales and engineering personnel, we will incur additional costs and our operating results, including our gross margin, may be adversely affected. The loss of or reduction in sales by these resellers could reduce our revenues. If we fail to maintain relationships with these third-party resellers, fail to develop new relationships with third-party resellers in new markets, fail to manage, train, or provide incentives to existing third-party resellers effectively or if these third party resellers are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Nasdaq Stock Market Rules (the “Nasdaq Rules”). The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and will be subject to annual audits by our independent auditors. We are presently evaluating our internal controls for compliance and will be required to comply with the Sarbanes-Oxley guidelines beginning with our Annual Report on Form 10-K for the year ending December 31, 2010, to be filed in early 2011. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. We have commenced a review of our existing internal control structure. Although our review is not complete, we have taken steps to improve our internal control structure by hiring or transferring dedicated, internal Sarbanes-Oxley Act compliance personnel to analyze and improve our internal controls, to be supplemented periodically with outside consultants as needed. However, we cannot be certain regarding when we will be able to successfully complete the procedures, certification, and attestation requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

To ensure that we are able to meet customer demand for our products, we place orders with our contract manufacturers and suppliers based on our estimates of future sales. If actual sales differ materially from these estimates because of inaccurate forecasting or as a result of unforeseen events or otherwise, our inventory levels and expenses may be adversely affected and our business and results of operations could suffer. In addition, to remain competitive, we must continue to introduce new products and processes into our manufacturing environment. There cannot be any assurance, however, that the introduction of new products will not create obsolete inventories related to older products.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions consummated before the announcement of a change.

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

Because of these factors and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our software Arrangements to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we sometimes accept terms and conditions that do not permit revenue recognition at the time of delivery.

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

Many of our 153 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

Exhibit	Description of document

2.1(1)	Acquisition Agreement, dated May 12, 2010, by and between Veraz Networks, Inc. and Dialogic Corporation.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as the line-numbered exhibit to registrant’s current report on Form 8-K (File No. 001-33391), filed with the SEC on May 14, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERAZ NETWORKS, INC.

Date: August 16, 2010	By:	/s/ Albert J. Wood
		Name:	Albert J. Wood
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

2.1(1)	Acquisition Agreement, dated May 12, 2010, by and between Veraz Networks, Inc. and Dialogic Corporation.

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as the line-numbered exhibit to registrant’s current report on Form 8-K (File No. 001-33391), filed with the SEC on May 14, 2010 and incorporated herein by reference.