Form 10-Q
period 2010-09-30
Dialogic Inc.
filed 2010-11-15
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33391

DIALOGIC INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3409691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Veraz Networks, Inc.

(Former name or former address, if changed since last report.)

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

As of October 29, 2010, 31,086,997 shares of the Registrant’s common stock were outstanding.

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

VERAZ NETWORKS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,407	$25,095
Restricted cash	602	608
Short-term investments	—	7,899
Accounts receivable, net	16,628	29,959
Inventories	9,526	8,364
Prepaid expenses	1,647	1,718
Other current assets	2,189	3,113
Due from related parties	120	686

Total current assets	60,119	77,442
Property and equipment, net	2,230	3,149
Other assets	56	120

Total assets	$62,405	$80,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,066	$6,375
Accrued expenses	9,818	11,493
Income tax payable	672	1,173
Deferred revenue	13,021	14,112
Due to related parties	1,304	1,117

Total current liabilities	28,881	34,270

Long-term liabilities
Long-term portion of deferred revenue	1,475	—

Total current liabilities	1,475	—

Stockholders’ equity:
Common stock and additional paid-in capital	134,845	133,128
Accumulated other comprehensive income	2,125	2,124
Accumulated deficit	(104,921)	(88,811)

Total stockholders’ equity	32,049	46,441

Total liabilities and stockholders’ equity	$62,405	$80,711

On September 30, 2010, the Veraz Networks, Inc. stockholders approved the transactions contemplated by the Acquisition Agreement, dated May 12, 2010, by and between Veraz Networks, Inc. and Dialogic Corporation, pursuant to which Dialogic Corporation became a wholly owned subsidiary of Veraz Networks, Inc. (the “Arrangement”).

Unless the context otherwise requires, all references herein to the “Company” refer to Dialogic Inc. and its wholly owned subsidiaries following the consummation of the Arrangement, all references to “Dialogic” refer to Dialogic Corporation and all references to “Veraz” refer to Veraz Networks, Inc. prior to the consummation of the Arrangement.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
IP Products	$6,873	$10,630	$22,559	$33,635
DCME Products	611	520	2,034	2,428
Services	5,869	7,546	19,534	20,404

Total revenues	13,353	18,696	44,127	56,467

Cost of Revenues:
IP Products	3,356	3,614	9,671	13,565
DCME Products	316	211	872	943
Services	2,917	2,920	9,584	8,769

Total cost of revenues	6,589	6,745	20,127	23,277

Gross profit	6,764	11,951	24,000	33,190

Operating Expenses:
Research and development, net	4,293	4,527	14,009	14,078
Sales and marketing	3,836	5,290	13,814	17,457
General and administrative	2,740	2,088	11,085	7,863
Restructuring charges	672	—	672	—

Total operating expenses	11,541	11,905	39,580	39,398

Income (loss) from operations	(4,777)	46	(15,580)	(6,208)
Other income (expense), net	255	(123)	(150)	24

Loss before income taxes	(4,522)	(77)	(15,730)	(6,184)
Income taxes provision	99	1,553	380	1,379

Net loss	$(4,621)	$(1,630)	$(16,110)	$(7,563)

Net loss per share — basic and diluted	$(0.52)	$(0.19)	$(1.82)	$(0.87)

Weighted average shares outstanding used in computing net loss per share — basic and diluted	8,891	8,701	8,849	8,671

Related Party Transactions The Unaudited Condensed Consolidated Statements of Operations shown above include the following related party transactions:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
IP Products, related party sales	$27	$—	$86	$40
Cost of Revenues:
DCME Products, costs arising from related party purchases	290	187	866	845
Services, costs arising from related party purchases	—	—	—	22
Operating Expenses:
Research and development	10	20	34	109
Sales and marketing	10	155	34	857
General and administrative	55	57	164	189

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,110)	$(7,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,412	1,992
Stock-based compensation	1,693	3,000
Provision for reversal of doubtful accounts	2,218	(428)
Deferred income taxes	—	1,237
Non-cash restructuring charges	—	(39)
Functional currency exchange gains	(25)	(394)
Net changes in operating assets and liabilities:
Accounts receivable	11,091	3,723
Inventories	(1,097)	4,307
Prepaid expenses and other current assets	1,014	1,262
Due from related parties	566	252
Accounts payable	(2,156)	(1,186)
Accrued expenses	(1,672)	(2,756)
Income tax payable	(502)	132
Deferred revenue	210	(4,045)
Due to related parties	187	(5,415)

Net cash used in operating activities	(3,171)	(5,921)

Cash flows from investing activities:
Restricted cash	6	(6)
Maturities and sales of short-term and long-term investments	8,085	13,941
Purchases of short-term investments and long-term investments	(188)	(27,043)
Purchases of property and equipment	(645)	(805)
Other assets	64	(74)

Net cash provided by (used in) investing activities	7,322	(13,987)

Cash flows from financing activities:
Proceeds from the exercise of stock options	24	58

Net cash provided by financing activities	24	58

Effect of exchange rate changes on cash and cash equivalents	137	399

Net increase (decrease) in cash and cash equivalents	4,312	(19,451)
Cash and cash equivalents at beginning of period	25,095	35,388

Cash and cash equivalents at end of period	$29,407	$15,937

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

VERAZ NETWORKS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 – THE COMPANY

Dialogic Inc. (formerly known as Veraz Networks, Inc.), or the Company, was incorporated under the laws of the State of Delaware on October 18, 2001. Unless the context otherwise requires, all references herein to the “Company” refer to Dialogic Inc. and its wholly owned subsidiaries following the consummation of the Arrangement, all references to “Dialogic” refer to Dialogic Corporation and all references to “Veraz” refer to Veraz Networks, Inc. prior to the consummation of the Arrangement.

Businesses owned by the Company have been delivering innovative technology since 1984. The Company develops products and technologies for the service provider and enterprise markets that enable communications across nearly limitless devices on a wide variety of networks. For service providers, the Company supplies products that deliver voice and video calls, location-based services, text messaging, and other high-demand services over mobile, Voice over Internet Protocol, or VoIP, and traditional networks. The Company also provides the technology to create, manage, and control voice, video, and data sessions simultaneously. For enterprise customers, the Company supplies products and technologies to enable connectivity as they transition their networks from traditional Time-Division Multiplexing, or TDM, to an all-Internet Protocol, or IP, network. In addition, the Company allows developers to bring IP and video to applications, such as contact centers and interactive voice response units, or IVRs, while using a familiar programming environment, even when adding web-based and open-source applications. The Company maintains over forty offices worldwide to support its sales, support, training, and partner programs.

On September 30, 2010, the Veraz stockholders approved the transactions contemplated by Acquisition Agreement, dated May 12, 2010, or the Acquisition Agreement, by and between Veraz and Dialogic, pursuant to which Dialogic became a wholly owned subsidiary of Veraz (the “Arrangement”). On September 30, 2010, the Veraz stockholders also approved: (1) an amendment to Veraz’s amended and restated certificate of incorporation to change the name from “Veraz Networks, Inc.” to “Dialogic Inc.,” or the Name Change Amendment; and (2) an amendment to Veraz’s amended and restated certificate of incorporation to effect a reverse stock split of the issued and outstanding shares of Veraz common stock, pursuant to which each five shares of common stock outstanding became one share of common stock, or the Reverse Stock Split Amendment.

The Reverse Stock Split Amendment and the Name Change Amendment became effective after the close of markets on October 1, 2010 and the common stock of Veraz Networks, Inc. (now known as Dialogic Inc.) began trading on The NASDAQ Global Market on a post-reverse-split basis on October 4, 2010 under the new symbol “DLGC.”

The amended and restated certificate of incorporation of Veraz, the Bylaw Amendment, the Reverse Stock Split Amendment and the Name Change Amendment are attached as Exhibits 3.1, 3.2, 3.3 and 3.4 on Form 8-K filed with the SEC on October 6, 2010 and are incorporated herein by reference.

NOTE 2 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Veraz and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with the Reverse Stock Split Amendment, on October 1, 2010, the Company effected a reverse split of its common stock pursuant to which each five shares of common stock outstanding became one share of common stock. All references to shares in the condensed consolidated financial statements and the accompany notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively for all periods presented. Previously awarded options and warrants to purchase shares of the Company’s common stock have been also retroactively adjusted to reflect the reverse stock split.

The accompanying interim condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Veraz’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Veraz’s Annual Report on Form 10-K for the year ended December 31, 2009, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the

Veraz’s financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.

In the three and nine month periods ended September 30, 2010, revenue decreased by $0.3 million resulting from the correction of a prior period error from 2009. In the three and nine month periods ended September 30, 2009, other income (expense) included an additional expense of $0.4 million resulting from the correction of a prior period error. Veraz has determined that these amounts are immaterial to the Consolidated Statement of Operations for the year ended December 31, 2009 and for the quarters ended September 30, 2010 and 2009.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of Veraz are as follows:

(a) Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, and deferred tax assets, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Veraz adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(b) Restricted Cash

Generally, restricted cash represents collateral securing guarantee arrangements with banks. The amounts expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. During the nine months ended September 30, 2010, Veraz deposited into an escrow account $0.3 million for the civil penalties to the SEC and for which this amount was paid from the escrow account to the SEC during the nine months ended September 30, 2010 (see Note 11).

(c) Concentrations

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Declining business and consumer confidence have resulted in an economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse effect on Veraz due to its dependence on capital budgets and customer confidence and customer dependence on obtaining credit to finance purchases of the products. The revenues are likely to decline in such circumstances. Factors such as business investment, the volatility and strength of the capital markets all affect the business and economic environment and, ultimately, the amount and profitability of the business. In an economic slowdown characterized by lower corporate earnings, lower business investment, fewer options to obtain credit, the demand for Veraz’s products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on the business, results of operations and financial condition.

Veraz performs credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. However, when Veraz uses integrators or resellers affiliated with ECI Telecom, a related party, from time to time, prior to fulfillment of Veraz’s order for a particular customer, ECI Telecom has requested that Veraz obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk (see Note 6).

Pursuant to a master manufacturing and master agreement with ECI Telecom, Veraz derives a portion of its revenues from sales of its line of voice compression telecommunications products, or Digital Circuit Multiplication Equipment, or DCME, products (5% of revenues during each of the three and nine months ended September 30, 2010 and 3% and 4% of revenues during the three and nine months ended September 30, 2009, respectively) and related services (3% and 4% of revenues during the three and nine months ended September 30, 2010, respectively and 4% of revenues during each of the three and nine months ended September 30, 2009).

Veraz receives certain of its components from other sole suppliers. Additionally, Veraz relies on a limited number of contract manufacturers to provide manufacturing services for its products. The inability of any contract manufacturer, supplier or ECI Telecom to fulfill supply requirements of Veraz could materially impact Veraz’s future operating results.

The substantial majority of the manufacturing of Veraz’s hardware products occurs in Israel. In addition, a significant portion of Veraz’s operations are located in Israel, which includes Veraz’s entire media gateway research and development team. The continued threat of terrorist activity or other acts of war or hostility against Israel have created uncertainty throughout the Middle East. To the extent this results in a disruption of Veraz’s operations or delays of its manufacturing capabilities or shipments of its products, then Veraz’s business, operating results and financial condition could be adversely affected.

No customers contributed 10% or more of Veraz’s revenues in the three months ended September 30, 2010 and one customer, Rostelecom, contributed 10% or more of Veraz’s revenues in the three months ended September 30, 2009. No customer contributed 10% or more of Veraz’s revenues in the nine months ended September 30, 2010 or 2009. As of September 30, 2010, no customer accounted for 10% or more of Veraz’s accounts receivable. As of December 31, 2009, one of Veraz’s customers, TIM Cellular S.A., accounted for 10% or more of Veraz’s accounts receivable.

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

All of Veraz’s IP products may be sold in bundled arrangements that include PCS, installation, training, and other professional services. Veraz’s media gateway hardware, when sold in a bundled arrangement, is referred to as a static trunking solution, and when sold in a bundled arrangement that includes Veraz’s softswitch module software is referred to as a VoIP solution. When Veraz’s Secure Communications Software is sold in a bundled arrangement with DCME hardware, it is referred to as a Secure Communications solution. In sales of static trunking solutions, VoIP solutions or Secure Communications solutions, the software is considered more than incidental to the arrangement and essential to the functionality of the hardware.

Veraz recognizes revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. Veraz evaluates each of the four criteria as follows:

(i) Persuasive evidence of an arrangement exists

Veraz’s customary practice is to have a written contract, which is signed by both the customer and Veraz, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with Veraz.

(ii) Delivery has occurred

Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, initial VoIP solution arrangements typically require evidence of customer acceptance of the implementation of the VoIP solution in the customer’s network, including the ability of the network to carry live data traffic. As a result, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer on the initial VOIP solution arrangement or Veraz has completed its contractual requirements. Historically, Veraz has successfully implemented all subsequent sales of VOIP solutions and, accordingly, revenue is recognized on subsequent sales of VOIP solutions at the time of shipment when title and risk of loss have passed to the customer since the additional equipment is merely an expansion of the customer’s already existing network.

Revenue from sales of standalone services, including training courses, is recognized when the services are completed.

(iii) The fee is fixed or determinable

Veraz does not offer a right of return to its customers. Arrangement fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance, if required. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees are considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized equal to the cumulative amount due and payable after allocating a portion of the cumulative amount due and payable to any undelivered elements

(generally PCS) based on vendor specific objective evidence, or VSOE, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. Veraz defers the cost of inventory when products have been shipped, but have not yet been installed or accepted, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which IP revenue recognition is limited to amounts due and payable, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

Veraz sells its products through its direct sales force and channel partners. For products sold through indirect channels, revenue is recognized either on a sell-in basis or when the channel partner sells the product to the end user, depending on Veraz’s experience with the individual channel partner.

(iv) Collectibility is probable

Collectibility is assessed on a customer-by-customer basis. Veraz evaluates the financial position, payment history, and ability to pay of new customers, and of existing customers that substantially expand their commitments. If it is determined prior to revenue recognition that collectibility is not probable, recognition of the revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied. In arrangements for which IP revenue recognition is limited to amounts of cash received, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

For most arrangements, Veraz has established VSOE for the related PCS based on stated renewal rates and installation services based on the price charged when the same element is sold separately. Accordingly, Veraz generally allocates revenue in multiple element arrangements using the residual method. For arrangements in which Veraz is unable to establish VSOE for its PCS, the entire arrangement fee is deferred and recognized ratably over the PCS term after delivery.

Revenues are recognized net of sales taxes. Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the nine months ended September 30, 2010 and 2009. Shipping and handling costs are included in cost of revenues.

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

(e) Accounts Receivable and Allowance for Doubtful Accounts

Generally, Veraz’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

Veraz maintains an allowance for doubtful accounts for estimated losses resulting from the customers’ failure to make required payments. Veraz may record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than anticipated, or for customer-specific circumstances, such as bankruptcy. Additionally, as many of Veraz’s customers are conducting business in emerging markets that can be unpredictable at times due to rapidly changing political and economic conditions, the judgment of management is a significant factor in determining whether an increase in the allowance is warranted. Management considers various factors when making such judgments, including the customer-specific circumstances as well as the general political environment, economic conditions and other relevant matters in determining the collectability of the receivables.

Veraz will reverse an allowance for doubtful accounts if there is significant improvement in the facts or circumstances pertaining to the customer for which the original allowance for doubtful accounts relates or the amounts are collected from the customer. Historically, the allowance for doubtful accounts has been adequate to cover the actual losses from uncollectible accounts.

Activity related to allowance for doubtful accounts consisted of the following (in thousands):

	Beginning Balance	Charges (Reductions) to Operations	(Recoveries)/ Write-Offs	Ending Balance
Accounts receivable allowances:
Nine months ended September 30, 2010	$1,251	$ 2,218	$ (307)	$3,162
Year ended December 31, 2009	$1,459	$ 438	$ (646)	$1,251

During the nine months ended September 30, 2010, Veraz recorded an expense of $2.2 million, all of which was expensed during the six months ended June 30, 2010. During the nine months ended September 30, 2010 and year ended December 31, 2009, Veraz recovered amounts previously reserved for $0.1 million and $0.7 million, respectively. The expense primarily related to two customers, both of whom are resellers in the Europe, Africa and Middle East regions. Such customers’ region has been negatively impacted by the economic downturn, and the opportunity to resell such equipment to end customers has diminished considerably. As a result, the financial resources and ability to pay for these customers has significantly decreased. Accordingly, for these two customers, it has been determined there is now significant uncertainty concerning the collectability of the related accounts receivable and thus the allowance for doubtful accounts has been increased.

(f) Investments

Veraz invests in short-term investments. The short-term investments are debt and marketable equity securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Unrealized losses considered to be other than temporary are recognized in current earnings. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value.

(g) Government-Sponsored Research and Development

Veraz’s Israel subsidiary’s research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade, or OCS. In return for the OCS’s participation, Veraz’s subsidiary is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. Veraz records grants received from the OCS, as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. The grants received bear annual interest at LIBOR as of the date of approval. Royalties payable to the OCS are classified as cost of revenues. During each of the three months ended September 30, 2010 and 2009, grants received from the OCS were $0.5 million. During the nine months ended September 30, 2010 and 2009, grants received from the OCS were $1.6 million and $1.1 million, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for the three months ended September 30, 2010 and 2009 amounted to $0.1 million and $0.3 million, respectively. Royalty expenses relating to OCS grants included in cost of IP product revenues for the nine months ended September 30, 2010 and 2009 amounted to $0.6 million and $1.1 million, respectively. As of September 30, 2010 and December 31, 2009, the royalty payable amounted to $0.3 million and $0.9 million, respectively. The maximum amount of the contingent liability for the grants related to royalties payable to the Israeli Government was approximately $16.5 million as of September 30, 2010.

(h) Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(4,621)	$(1,630)	$(16,110)	$(7,563)
Foreign currency translation adjustments	121	584	3	1,702
Net unrealized losses on investments	—	—	(2)	—

Total comprehensive loss	$(4,500)	$(1,046)	$(16,109)	$(5,861)

(i) Stock-Based Compensation

Stock-based compensation cost is recorded in connection with grants of restricted stock units, or RSUs, and stock options to Veraz employees. Stock-based compensation cost for restricted stock units is measured based on the closing fair market value of Veraz’s common stock on the date of grant and expensed on a straight-line basis over the requisite service period. Stock-based compensation cost for stock options is estimated at the grant date based on the options’ fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense on a straight-line basis over the requisite service period. This model requires various judgment-based assumptions including expected volatility, interest rates and expected option life. Historically, Veraz has not granted any dividends. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future; specifically, any changes in assumptions for expected volatility and expected life significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. Veraz determined the expected term in accordance with the “simplified method” for a plain vanilla employee stock option for which the value was estimated using a Black-Scholes formula. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach was permitted as Veraz did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

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

(k) Foreign Currency Forward Contracts

From time to time, Veraz enters into forward foreign exchange contracts in which the counterparty is generally a bank. Veraz purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on certain expenses denominated in New Israeli Shekels. Although Veraz believes that these contracts are effective as hedges from an economic perspective, they do not qualify for hedge accounting. Any derivative that is either not designated as a hedge, or is so designated but is ineffective, is recorded at fair value and changes in fair value are recognized in other income (expense), net, as they are incurred. As of September 30, 2010, there were no outstanding forward contracts for the purchase of new Israeli shekels. Generally, the outstanding forward contracts have maturities of approximately one to nine months from the date into which they were entered and expire at or near the end of the month. During the three and nine months ended September 30, 2009, the benefit of the forward contracts recorded in other income, net was $0.2 million and $0.4 million, respectively.

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

NOTE 4 – ACQUISITION

The Acquisition Agreement by and between Veraz Networks, Inc and Dialogic Corporation will be accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic will be considered the accounting acquirer in accordance with U.S. GAAP for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of Veraz will be remeasured at fair value under purchase accounting and the assets and liabilities of Dialogic will be carried over at the historical cost. For all reporting periods following the consummation of the Arrangement, the statements of operations and statements of cash flows will be presented for Dialogic for all periods presented and the results of Veraz will be included from the date of acquisition of October 1, 2010. As of the date of this filing, the remeasurement of the fair value of the assets and liabilities has not been completed. As such, the disclosures of the fair value of the Veraz assets acquired and liabilities assumed have not been presented. For further details see Note 15.

The selected unaudited financial information in the table below summarizes the results of operations of Dialogic and its wholly owned subsidiaries for the three months ended September 30, 2010 and as of September 30, 2010. The financial information is presented for informational purposes only and is not indicative of the results of operations for any subsequent quarter or for the fiscal year ending December 31, 2010 for Dialogic.

As of September 30, 2010
Consolidated Balance Sheet Data: (in thousands)
Cash	$1,588
Total assets	$138,103
Total debt	$109,269
Total liabilities	$148,749

(Unaudited) (in thousands)	Three Months Ended September 30, 2010
Total revenues	$39,760
Total cost of revenues (1)	17,213

Gross profit	22,547
Total operating expenses (1)	29,704

Loss from operations	(7,157)
Other expense, net and income taxes provision	5,690

Net loss	$(12,847)

(1) Includes $3.9 million in amortization of intangible assets, $1.2 million in depreciation, $0.5 million in restructuring and $1.0 million in merger and acquisition expenses for a total of $6.6 million.

(2) On October 1, 2010, upon consummation of the Arrangement, the Company will recognize approximately $4.2 million in additional acquisition costs that were contingent on the consummation of the Arrangement and $4.3 million in stock-based compensation expense related to stock options for which the performance conditions were met on this date.

NOTE 5 – FINANCIAL INSTRUMENTS

Assets are measured and recorded at fair value on a recurring basis for cash, cash equivalents, and short-term available-for-sale securities, excluding accrued interest components, as presented on Veraz’s unaudited condensed consolidated condensed balance sheets as of September 30, 2010 and December 31, 2009. A summary of cash equivalents and short-term available-for-sale securities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

Security Description	Percentage of holdings	Amortized Cost	Unrealized Gains (Losses)	Fair Market Value
September 30, 2010
Cash equivalents:
Money market funds	46%	$7,845	$—	$7,845
U.S. Treasury bills	54%	9,029	—	9,029

Total cash equivalents	100%	$16,874	$—	$16,874

December 31, 2009
Cash equivalents:
Money market funds	100%	$11,423	$—	$11,423

Total cash equivalents	100%	$11,423	$—	$11,423

Short-term investments:
U.S. Treasury bills	100%	$7,896	$3	$7,899

Total short-term investments	100%	$7,896	$3	$7,899

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

Short-term investments held by Veraz are debt securities classified as available-for-sale. Generally, Veraz invests in publicly traded, highly liquid securities of entities with credit ratings of A or better. Unrealized gains and losses, net of related income taxes, on available-for-sale securities are included as a separate component of stockholders’ equity. Contractual maturities of available-for-sale short-term securities at December 31, 2009, are due within 12 months.

For other-than-temporary impairments, Veraz discloses the gross unrealized losses and fair value for those investments that were in an unrealized loss position and have been in a continuous loss position. As of September 30, 2010 and December 31, 2009, the gross unrealized losses were zero.

The before-tax net unrealized holding gains (losses) on available-for-sale investments that have been included in accumulated other comprehensive income (loss) and the before-tax net gains (losses) reclassified from accumulated other comprehensive income (loss) into earnings were immaterial for all periods presented.

Fair Value Measurements of Financial Instruments

Veraz’s portfolio manager utilizes a third party pricing services, Interactive Data Corporation, to determine the fair value of Veraz’s short-term securities. Veraz measures its fixed income and available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 in the fair value hierarchy. The following table sets forth the Veraz’s financial assets that were accounted for at fair value as of September 30, 2010 (in thousands):

		Fair Value at Reporting Date Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$7,845	$7,845	$—	$—
Fixed income available-for-sale securities	9,029	9,029	—	—

	$16,874	$16,874	$—	$—

Fixed income available-for-sale securities are included in cash equivalents in the unaudited condensed consolidated balance sheet and consist of U.S. Treasury Bills.

NOTE 6 – RELATED PARTY TRANSACTIONS

ECI Telecom

As a result of the acquisition of Veraz Networks Ltd. and Veraz Networks International in December 2002, at September 30, 2010 ECI Telecom held approximately 25% of the Veraz’s outstanding common stock. The Company is the exclusive worldwide distributor of DCME product for ECI Telecom under the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, which was executed in December 2002, and certain agreements relating to third party intellectual property and quality assurance and quality control services. Under the DCME Agreement, ECI Telecom manufactures or subcontracts the manufacture of all DCME equipment sold by the Company and also provides certain supply, service and warranty repairs. The DCME Agreement is automatically renewed for successive one-year periods unless earlier terminated, and was renewed for the period ending December 31, 2010. The DCME Agreement may only be terminated by ECI Telecom in the event the Company projects DCME revenues of less than $1.0 million in a calendar year, the Company breaches a material provision of the agreement and fails to cure such breach within 30 days, or the Company becomes insolvent. As result of the DCME agreement with ECI Telecom, the Company does not currently have an independent ability to produce DCME products and has not entered into arrangements with any third party that would enable the Company to obtain DCME or similar products in the event that ECI Telecom ceases to provide DCME products to the Company. Should ECI Telecom become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, the Company will need to take remedial measures to manufacture DCME or similar products, which could be expensive, and if such efforts fail, the Company’s business would be materially harmed.

The Company pays ECI Telecom a purchase price for the DCME product that is computed as a percentage of revenue. The percentage of revenue that the Company pays has remained unchanged during the nine months ended September 30, 2010 and year ended December 31, 2009. From time to time, prior to fulfillment of the Company’s order for a particular customer, ECI Telecom has requested that the Company obtain either a letter of credit or accounts receivable insurance to mitigate any collection risk. Amounts recorded under this arrangement are included in DCME Products, costs of revenue in the unaudited condensed consolidated statements of operations.

The Company historically also contracted with ECI Telecom for the use of certain of its European subsidiaries for selling and support activities, including for the use of office space and certain employee related expenses and other general administrative expenses. The Company recorded revenue related to sales to the subsidiaries either on a sell-in basis or when a binding sales agreement with an end-user has been made, depending on the Company’s experience with the individual integrator or reseller. Revenues generated from sales under these arrangements are included in DCME Product revenues, in the unaudited condensed consolidated statements of operations, depending on the nature of the products sold. The Company also reimbursed these subsidiaries for certain operating expenses, such as local sales and marketing support. The Company allocates support and administrative expenses between research and development, sales and marketing, and general and administrative, in the unaudited condensed consolidated statements of operations. All such relationships (other than in Israel), however, were terminated on April 30, 2009.

Veraz appointed ECI Telecom as an agent for selling IP and DCME products and services in Russia and other countries from the former Soviet Union. Veraz compensated ECI Telecom for agent services in Russia by paying a commission based on sales. Further, Veraz had appointed ECI 2005, an affiliate of ECI Telecom, as a partner to provide services directly to customers in Russia. Effective as of April 30, 2009, ECI Telecom and Veraz mutually agreed to terminate the appointment of ECI Telecom as a selling agent and the appointment of ECI 2005 as partner to provide services. Following termination of the appointment of ECI Telecom as selling agent, the Company is still obligated to pay ECI Telecom agent fees related to certain specified accounts for any sales completed by October 31, 2009. At certain times, the Company’s Russian customers purchased installation, training and maintenance services from ECI 2005. To the extent ECI 2005 needed assistance in providing installation, training and maintenance services to its customers in Russia, these services were available from the Company. The Company also reimbursed ECI 2005 for the costs associated with the services activity. In November 2007, Veraz entered into a sublease agreement with ECI 2005 for office space located in Moscow. The sublease term was for an 11 month period, and the monthly rent was equal to approximately $15,000. The sublease was extended and eventually terminated as of March 31, 2009. ECI 2005 rent was included in services and cost of revenues in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009.

In January 2008, Veraz entered into a sublease agreement with ECI Telecom that commenced on May 1, 2008 for office space of 5,950 square feet in Florida. The Company has the right to terminate this sublease on the date immediately preceding the fourth, sixth or eighth annual anniversary of the commencement date and the 12th anniversary if this sublease is extended pursuant to its terms. The monthly rent for this sublease is approximately $13,000. For the three and nine months ended September 30, 2010 and 2009, ECI Telecom rent is included in general and administrative expense in the unaudited condensed consolidated statements of operations. Additionally, Veraz entered into a consulting agreement with ECI Telecom for ECI Telecom personnel to provide certain logistical support services at the Florida facility but terminated that agreement effective as of September 30, 2009.

Effective June 30, 2009, Veraz and ECI Telecom entered into a Settlement Agreement and General Release, or the Settlement Agreement, relating to a variety of outstanding commercial issues between the parties. The Settlement Agreement effected a mutual release of certain outstanding commercial issues and other claims as of the date of the Settlement Agreement. The Settlement

Agreement did not materially impact Veraz’s financial statements. Under the Settlement Agreement with ECI Telecom, during the three and nine months ended September 30, 2010, Veraz paid $36,000 and $48,000 to ECI to settle for liabilities recorded pursuant to the agreements described above. As of September 30, 2010, Veraz had paid a cumulative amount of $2.1 million under the Settlement Agreement to ECI Telecom.

Persistent Systems Pvt Ltd

On October 1, 2003, Veraz entered into a Contractor Agreement with Persistent Systems Pvt. Ltd., or Persistent. Under the Contractor Agreement, Persistent provided independent contract research and development employees located at Persistent’s facility in Pune, India. At the end of the initial two-year period of the Contractor Agreement, Veraz exercised its option under the contract to convert some of the Persistent employees performing services under the Contractor Agreement into full-time employees of Veraz. In May 2006, Veraz entered into an addendum to the Contractor Agreement formalizing the transfer arrangements of certain employees of Persistent during the period ending in December 2006. In November of 2005, Promod Haque, Veraz’s Chairman, joined the board of directors of Persistent when Norwest Venture Partners, with whom Mr. Haque is affiliated, made an equity investment in Persistent that resulted in Norwest Venture Partners owning greater than 10% of Persistent’s outstanding capital stock. In 2008, as part of the restructuring activity, Veraz cancelled most of the contracted services with Persistent, but has retained some services for a limited transition period. During the three months ended September 30, 2010 and 2009, Veraz incurred related party research and development expenses owed to Persistent under the Contractor Agreement of zero. During the nine months ended September 30, 2010 and 2009, Veraz incurred related party research and development expenses owed to Persistent under the Contractor Agreement of zero and $43,000, respectively. Veraz had no related payable outstanding as of September 30, 2010 and December 31, 2009.

NOTE 7 – BALANCE SHEET COMPONENTS

(a) Inventories

The following tables provide details of inventories as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Finished products	$3,528	$2,600
Work in process at customers’ locations	2,145	2,424
Raw material and components	3,853	3,340

Total inventories	$9,526	$8,364

Inventories are stated at the lower of cost or market value on a first-in, first-out basis. Veraz periodically reviews its inventories and reduces the carrying value to the estimated market value, if lower, based upon assumptions about future demand and market conditions.

When Veraz’s products have been shipped, but not yet installed or accepted, the revenue associated with the product has been deferred as a result of not meeting the revenue recognition criteria for delivery (see Note 3(d)). During the period between product shipment and acceptance, Veraz recognizes all labor-related expenses as incurred but defers the cost of the related equipment and classifies the deferred costs as “Work in process at customers’ locations” within the inventories line item. These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.

(b) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives used consist of three years for furniture, computer equipment, and related software, and five years for production, engineering, and other equipment. Depreciation of leasehold improvements is computed using the shorter of the remaining lease term or five years. Veraz has leased its office buildings, equipment and cars and is considered operating leases.

The following tables provide details of inventories as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Computer equipment and software	$12,165	$11,811
Production, engineering and other equipment	9,609	9,450
Furniture and fixtures	598	598
Leasehold improvements	277	293

	22,649	22,152
Accumulated depreciation	(20,419)	(19,003)

Total property and equipment, net	$2,230	$3,149

NOTE 8 – STOCK-BASED COMPENSATION

The following table summarizes the effects of stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$86	$225	$386	$732
Research and development	150	204	535	946
Sales and marketing	115	225	450	807
General and administrative	97	142	322	515

Total stock-based compensation expense	$448	$796	$1,693	$3,000

Stock Options:

During the three months ended September 30, 2010 and 2009, Veraz granted 800 and zero stock options, respectively. During the nine months ended September 30, 2010 and 2009, Veraz granted 20,800 and 20,000 stock options, respectively.

During the three months ended September 30, 2010 and 2009, the compensation expense on stock options amounted to $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2010 and 2009, the compensation expense on stock options amounted to $0.9 million and $1.0 million, respectively.

The following weighted average assumptions were used to value options granted during the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (in years)	6.06	—	6.06	6.06
Risk-free interest rate	2.14%	—%	2.73%	3.06%
Volatility	76%	—%	61%	62%
Dividend yield	—	—	—	—

Restricted Stock Awards:

During the three months ended September 30, 2010 and 2009, Veraz granted 1,630 and 99,875 RSUs, respectively. For the three months ended September 30, 2010 and 2009, the weighted average grant date fair value per share of RSUs granted were $3.95 and $3.85, respectively. During the nine months ended September 30, 2010 and 2009, Veraz granted 87,875 and 198,225 RSUs, respectively. For the nine months ended September 30, 2010 and 2009, the weighted average grant date fair value per share of RSUs granted was $4.16 and $3.13, respectively.

During the three months ended September 30, 2010 and 2009, the compensation expense on restricted stock based awards amounted to $0.2 million and $0.6 million, respectively. During the nine months ended September 30, 2010 and 2009, the compensation expense on restricted stock based awards amounted to $0.8 million and $2.0 million, respectively.

Restricted stock activity as of September 30, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	430,804	$9.39
Granted	87,875	$4.16
Vested	(168,860)	$15.10
Forfeited or expired	(52,549)	$6.76

Nonvested at September 30, 2010	297,270	$5.07

As of September 30, 2010, 297,270 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $2.0 million. As of December 31, 2009, 430,804 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $2.0 million. During the nine months ended September 30, 2010 and 2009, aggregate intrinsic value of vested restricted stock based awards was $0.7 million and $0.4 million, respectively.

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

Stock Award Activity:

A summary of Veraz’s stock award activity and related information for the nine months ended September 30, 2010 is set forth in the following table:

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	88,874	1,177,099	$7.69	5.78	$905,623
Authorized	262,115	—	—
Restricted stock units granted	(87,875)	—	—
Restricted stock units cancelled and forfeited	52,549	—	—
Options granted	(20,800)	20,800	$4.91
Options exercised	—	(13,146)	$2.04
Options cancelled and forfeited	59,571	(59,571)	$12.14

Balance at September 30, 2010	354,434	1,125,182	$7.47	4.47	$2,012,136

Options vested and expected to vest at September 30, 2010		1,112,573	$7.48	4.44	$2,093,239
Options exercisable at September 30, 2010		977,109	$7.47	4.12	$2,030,074

The total intrinsic value of options exercised was $5,500 and $21,000 during the nine months ended September 30, 2010 and 2009, respectively.

NOTE 9 – RESTRUCTURING CHARGES

In July 2010, Veraz determined it would reduce its workforce by approximately 36 employees and contractors and consolidate certain operations across all organizations, primarily in services and sales personnel. These activities consist of severance costs and benefits. During the three months ended September 30, 2010, Veraz incurred total restructuring charges of $0.7 million.

Restructuring activity for the three months ended September 30, 2010 was as follows (in thousands):

Employee Termination/ Severance and Related Costs
Balance at June 30, 2010	$—
Charges to operations	672
Payments made during the quarter	(147)

Balance at September 30, 2010	$525

Included as a component of Veraz’s current accrued expenses on its Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 is a restructuring accrual of $0.5 million, which the Company is expects to settle by March 31, 2011.

NOTE 10 – NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS PER SHARE

On October 1, 2010, the Company affected a five-for-one (5:1) reverse split of its common stock. All references to shares in the condensed consolidated financial statements and the accompany notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have been also retroactively adjusted to reflect the reverse stock split.

All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

Basic and diluted net loss per share was calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(4,621)	$(1,630)	$(16,110)	$(7,563)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic net loss per share	8,891	8,701	8,849	8,671

Basic and diluted net loss per common share	$(0.52)	$(0.19)	$(1.82)	$(0.87)

Anti-dilutive shares excluded from net loss per share calculation	882	991	896	1,034

NOTE 11 – SEC INVESTIGATION

On April 3, 2008, Veraz received a letter from the SEC informing it that the SEC was conducting a confidential inquiry, or SEC Inquiry, and requesting that Veraz voluntarily produce documents in connection with the SEC Inquiry. On April 5, 2008, Veraz’s Board of Directors appointed a special committee, or Special Committee, consisting entirely of independent directors to cooperate with the SEC in connection with the SEC Inquiry and to oversee an independent investigation into the matters raised by the SEC Inquiry. Keker & Van Nest LLP, or Independent Counsel, was retained as independent counsel to conduct an investigation. Keker & Van Nest LLP had not previously represented Veraz in any matters. On July 17, 2008, Independent Counsel reported their findings to representatives of the SEC and, on July 21, 2008, provided to the SEC copies of certain documents collected by Independent Counsel during the course of its independent investigation. Veraz provided all the requested documents to SEC. As a result of the SEC Inquiry, Veraz was not able to file timely its quarterly report on Form 10-Q for the first quarter ended March 31, 2008 and, on May 21, 2008, Veraz received a notification letter from NASDAQ stating that its common stock may be subject to delisting in accordance the NASDAQ rules. Veraz’s management attended a hearing on July 24, 2008 to request that NASDAQ grant Veraz’s request for an extension of time in which to comply with the NASDAQ listing standards. On July 29, 2008, Veraz filed its quarterly report on Form 10-Q for the quarter ended March 31, 2008 and now believes it is in compliance with all SEC filing requirements. Additionally, on August 6, 2008, Veraz received notification from NASDAQ informing tVeraz that the NASDAQ hearing panel had determined to continue listing Veraz’s common stock on the NASDAQ.

During the course of the SEC inquiry, Veraz became aware of allegations of misconduct relating to Veraz’s business practices in the Asia Pacific region that, if true, may constitute violations of the U.S. Foreign Corrupt Practices Act, or FCPA. These potential FCPA violations include alleged misconduct related to a Chinese customer and an Indonesian customer. In addition, the Special Committee was informed and made Veraz aware of allegations of possible fraud perpetrated against Veraz and violations of Veraz’s Code of Conduct and Ethics, or Policy. The allegations of possible fraud and violations of the Policy involve payments from a reseller to certain non-management employees (whose employment has since been terminated) and other potentially inappropriate commercial relationships between non-management employees and a reseller.

On January 27, 2009, Veraz received a subpoena from the SEC requesting documents related to its business practices in Vietnam. In connection with such SEC investigation, Veraz produced documents and provided testimony relevant to the SEC’s investigation and is continuing to cooperate with the SEC in its investigation. In January 2010, Veraz reached a tentative resolution with the staff of the SEC regarding the matters described above. On June 29, 2010, in accordance with the tentative resolution reached with the SEC, the SEC filed a federal court action in the U.S. District Court for the Northern District of California, alleging that Veraz violated the books and records and internal control provisions of the FCPA. Without admitting or denying the allegations in the SEC’s complaint, Veraz consented to the entry of a final judgment permanently enjoining Veraz from future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and ordering it to pay a penalty of $0.3 million. The proposed final judgment was entered as final and approved by the court on September 20, 2010 and the $0.3 million fine was paid in September 2010.

Veraz had no expenses incurred related to the SEC inquiry in the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, Veraz has incurred cumulative expenses related to the SEC investigation of approximately $3.0 million.

NOTE 12 – INCOME TAXES

Veraz recorded an income taxes provision of $0.1 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively. Veraz recorded an income taxes provision of $0.4 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively. The tax provision during the three and nine months ended September 30, 2010 were primarily attributable to Veraz’s profitable foreign operations. The tax provision during the three and nine months ended September 30, 2009 was primarily attributable to the recording of a valuation allowance related to the deferred tax asset for the operations in Israel.

Veraz’s net deferred tax assets remained at zero at September 30, 2010. As a result of its history of cumulative losses and uncertainty regarding future taxable income, Veraz has determined, based on all available evidence, that there is substantial uncertainty as to the realizability of the deferred tax asset in future periods and accordingly, Veraz maintained a full valuation allowance against its net deferred tax assets as of September 30, 2010.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service, or IRS, for calendar years from its inception in 2001 through 2009. Additionally, any net operating losses that were generated in prior years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2007 through 2009, France for 2007 through 2009, India for 2005 through 2009, Israel for 2008 and 2009, Singapore for 2005 through 2009, Russia for 2009, and the United Kingdom for 2005 through 2009.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Veraz is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. Veraz’s chief operating decision maker is Veraz’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. Veraz has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, Veraz is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address or location of end customer. The following table sets forth revenue and property and equipment, net by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Europe, Middle East and Africa	$7,398	$10,467	$21,278	$26,730
North America	3,030	3,377	10,944	9,091
Caribbean and Latin America	1,205	2,131	6,832	9,994
Asia Pacific and India	1,720	2,721	5,073	10,652

Total revenues by geographic area	$13,353	$18,696	$44,127	$56,467

Foreign countries which contributed more than 10% of revenues	None	Russia	None	Russia

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales originating from:
United States	$5,575	$7,924	$20,303	$22,441
Israel	5,837	9,312	18,654	23,633
Other foreign countries	1,941	1,460	5,170	10,393

Total sales by geographic area	$13,353	$18,696	$44,127	$56,467

	September 30, 2010	December 31, 2009
Property and equipment, net:
United States	$592	$910
Israel	1,313	1,845
Other foreign countries	325	394

Total property and equipment, net by geographic area	$2,230	$3,149

NOTE 14 – CONTINGENCIES

The Company is subject to various claims that have arisen in the ordinary course of business. Veraz has recorded a reserve of $0.3 million related to asserted third party claims for the three and nine months ended September 30, 2010. The final outcome of any claims, however, cannot be predicted with certainty and the ultimate resolution could have a material impact on the Company’s financial position and results of operations.

NOTE 15 – SUBSEQUENT EVENTS

Completion of Dialogic Corporation Acquisition

Background

On October 1, 2010, Veraz completed its business combination with Dialogic in accordance with the terms of the Acquisition Agreement, pursuant to which Dialogic became a wholly owned subsidiary of Veraz (the “Arrangement”). In Accordance with the Acquisition Agreement, Veraz acquired all of Dialogic’s outstanding common and preferred shares in exchange for an aggregate of 22,116,169 shares of Veraz’s common stock.

All outstanding options to purchase Dialogic common shares were cancelled and new options to purchase Veraz common stock were granted. Each such option became an option to acquire that number of shares of Veraz common stock equal to the product obtained by multiplying the number of shares in the capital of Dialogic Corporation subject to such option by 0.9, rounded down to the nearest whole share of Veraz common stock. Each such option has a purchase price per share of Veraz common stock equal to the exercise price per share (in U.S. dollars) for such Dialogic Corporation option immediately prior to the consummation of the Arrangement divided by 0.9, rounded up to the nearest whole cent.

After taking into account the issuance of stock options to purchase Veraz common stock in exchange for Dialogic options, as of immediately following the effective time of the Arrangement, the former Dialogic shareholders and optionholders held approximately 70% and then-existing Veraz stockholders held approximately 30% of the Veraz’s outstanding securities. As of October 1, 2010, immediately following the consummation of the Arrangement, there were approximately 31 million shares of Veraz common stock issued and outstanding, after taking into account the effect Reverse Stock Split Amendment.

Following consummation of the Arrangement, beginning October 4, 2010, the Company’s common stock began trading on The NASDAQ Global Market under the symbol “DLGC.” The full text of the Acquisition Agreement was attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 6, 2010 and is incorporated herein by reference.

Debt Agreements:

In connection with the consummation of the Arrangement, Dialogic entered into a second amended and restated credit agreement dated as of October 1, 2010, as amended (“Term Loan Agreement”), with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP, as lenders (“Term Lenders”) and a Consent and Thirteenth Amendment dated October 1, 2010 (“Thirteenth Amendment”), relating to the credit agreement dated as of March 5, 2008, as amended (“Revolving Credit Agreement”), with Wells Fargo Foothill Canada ULC, as administrative agent and as a lender (“Revolving Credit Lender”). Concurrently with Dialogic’s entry into the Term Loan Agreement and the Thirteenth Amendment, The Company entered into agreements whereby the Company guaranteed the obligations of Dialogic under the Term Loan Agreement and Revolving Credit Agreement. As of October 1, 2010, the Company incurred lender and legal fees related to the modified debt agreement of approximately $3.4 million.

Term Loan Agreement

Principal Amount and Maturity.  As of October 1, 2010, term loans in the approximate principal amount of $89.9 million were outstanding under the Term Loan Agreement and are due on September 30, 2013.

Voluntary and Mandatory Prepayments.  The term loans may be prepaid, in whole or in part, from time to time, subject to payment of (i) if prepaid prior to the first anniversary of the closing date, a make-whole amount that includes a 5% premium, (ii) if prepaid after the first but prior to the second anniversary of the closing date, a premium of 5.0% and (iii) if prepaid after the second anniversary of the closing date, a premium of 2.0%.

Dialogic is required to offer to prepay the term loans out of the net proceeds of certain asset sales (including asset sales by the Company) at 100% of the principal amount of term loans prepaid, plus the prepayment premiums described above, subject to the Company’s right to reinvest some or all of the net proceeds in its business in lieu of prepayment. Dialogic is also required to prepay the term loans out of net proceeds from certain equity issuances, at 50% plus the prepayment premiums. If Dialogic raises at least $50 million within the first year of the loan agreements, 100% of the net proceeds is to be applied against the term loan, with a prepayment premium of 2%.

Interest Rates.  The term loans bear interest, payable in cash, at a rate per annum equal to LIBOR (but in no event less than 2.0%) plus an applicable margin. The margin is based on Dialogic’s consolidated net leverage ratio, and is currently 11%. Upon the occurrence and continuance of an event of default, the term loans will bear interest at a default rate equal to the applicable interest rate plus 2.0%.

Guarantors.  The terms loans are guaranteed by the Company and Dialogic (“Term Loan Guarantors”), with the exception of certain subsidiaries organized under the laws of countries other than the United States or Canada and certain immaterial U.S. subsidiaries that the Company or Dialogic have covenanted to wind-down and dissolve. The Company has agreed to cause its Israeli and Brazilian subsidiaries to guaranty the term loans and become Term Loan Guarantors on or before November 15, 2010.

Security.  The term loans are secured by a pledge of all of the assets of Dialogic and of the Term Loan Guarantors, including all intellectual property, accounts receivable, inventory and capital stock in Dialogic’s and the Company’s direct and indirect subsidiaries (except for certain subsidiaries organized under the laws of countries other than the United States or Canada). The security interest of the Term Lenders in inventory, accounts receivable and related property of Dialogic and the Term Loan Guarantors is subordinated to the security interest of the Revolving Credit Lender in those assets.

Other Terms.  The Company and its subsidiaries, including Dialogic, are subject to various affirmative and negative covenants under the Term Loan Agreement, including restrictions on incurring additional debt and contingent liabilities, granting liens, making investments and acquisitions, paying dividends or making other distributions in respect of its capital stock, selling assets and entering into mergers, consolidations and similar transactions, entering into transactions with affiliates and entering into sale and lease-back transactions. The Term Loan Agreement contains customary events of default, including a change in control of the Company. Financial covenants include adherence to specified minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest coverage ratio and minimum consolidated total leverage ratio beginning for the four fiscal quarters ending September 30, 2011 and minimum liquidity balances beginning December 31, 2010 to the maturity of the agreement.

Revolving Credit Agreement

Revolving Credit Amount and Maturity.  Dialogic may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans at any time outstanding does not exceed the lesser of (i) $25,000,000, which is referred to as the “maximum revolver amount” and (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to the Company, which is referred to as the “borrowing base.” As of October 1, 2010, the borrowing base under the Revolving Credit Agreement amounted to $16.5 million. The commitment of the Revolving Credit Lender to make revolving credit loans terminates and all outstanding revolving credit loans are due on September 30, 2013. As of October 1, 2010, the revolving credit amount outstanding under the Revolving Credit Agreement is $10.9 million.

Mandatory Prepayments.  Dialogic is required to prepay revolving credit loans in an amount equal to 100% of the net proceeds from the sale or other disposition of inventory other than in the ordinary course of business, subject to the right to apply the net proceeds to the acquisition of replacement property in lieu of prepayment. In certain instances if Dialogic terminates and prepays the revolving credit loans such event may trigger a prepayment premium equal to (i) 1% if such event occurs prior to October 1, 2011 or (ii) 0.5% if such event occurs on or after October 1, 2011 and prior to October 1, 2012.

Interest Rates and Fees.  At Dialogic’s election, revolving credit loans may bear interest at a rate equal to the prime rate plus 2.5% or at a rate equal reserve-adjusted one-, two- or three- month LIBOR plus 4.0%. Upon the occurrence and continuance of an event of default and at the election of the Revolving Credit Lender, the revolving credit loans will bear interest at a default rate equal to the then applicable interest rate or rates plus 2.0%. Dialogic pays for the account of the Revolving Credit Lender a monthly fee on the unused portion of the maximum revolver amount and a monthly collateral management fee.

Guarantors.  The revolving credit loans are guaranteed by Dialogic, Inc., Cantata Technology, Inc., Dialogic Distribution Ltd. and the Company (“Revolving Credit Guarantors”). The Company has also agreed to cause its Israeli and Brazilian subsidiaries to become Revolving Credit Guarantors on or before November 15, 2010.

Security.  The revolving credit loans are secured by a pledge of the assets of Dialogic and of the Revolving Credit Guarantors consisting of accounts receivable and inventory and related property. The security interest of the Revolving Credit Lenders is prior to the security interest of the Term Lenders in these assets, subject to the terms and conditions of an inter-creditor agreement.

Other Terms.  The Company and its subsidiaries, including Dialogic, are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on its capital stock, entering into transactions with affiliates and making capital expenditures. The Revolving Credit Agreement contains customary events of default, including a change in control of the Company. Dialogic must maintain a cash balance of at least $3.0 million through December 30, 2011.

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

Overview

Dialogic Inc. (formerly known as Veraz Networks, Inc.), or the Company, was incorporated under the laws of the State of Delaware on October 18, 2001. Businesses owned by us have been delivering innovative technology since 1984. We develop products and technologies for the service provider and enterprise markets that enable communications across nearly limitless devices on a wide variety of networks. For service providers, we supply products that deliver voice and video calls, location-based services, text messaging, and other high-demand services over mobile, Voice over Internet Protocol (“VoIP”), and traditional networks. We also provide the technology to create, manage, and control voice, video, and data sessions simultaneously. For enterprise customers, we supply products and technologies to enable connectivity as they transition their networks from traditional Time-Division Multiplexing (“TDM”) to an all-Internet Protocol (“IP”) network. In addition, we allow developers to bring IP and video to applications, such as contact centers and interactive voice response units (“IVRs”), while using a familiar programming environment, even when adding web-based and open-source applications. We maintain over 40 offices worldwide to support our sales, support, training, and partner programs.

On October 1, 2010, we completed our acquisition of Dialogic Corporation, a British Columbia corporation, or Dialogic. For more information regarding this transaction, see Note 15 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report. Unless the context otherwise requires, all references herein to “we” or the “Company” refer to Dialogic Inc. and its wholly owned subsidiaries following the consummation of the Arrangement (as described below), all references to “Dialogic” refer to Dialogic Corporation , and all references to “Veraz” refer to Veraz Networks, Inc. prior to the consummation of the Arrangement.

This Quarterly Report on Form 10-Q does not include any anticipated effects for revenues, expenses or liquidity due to the closing of our acquisition of Dialogic. The Arrangement will be accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic will be considered the accounting acquirer in accordance with U.S. GAAP for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of Veraz will be remeasured at fair value under purchase accounting and the assets and liabilities of Dialogic will be carried over at the historical cost. For all reporting periods following the consummation of the Arrangement, the statements of operations and statements of cash flows will be presented for Dialogic for all periods presented and the results of Veraz will be included from the date of acquisition of October 1, 2010. Similarly, any segment revenue or expense reporting for future periods will be based on the financial statements for Dialogic and may not include the historical segment revenue or expense reporting for Veraz.

Other Matters

SEC Investigation

On April 3, 2008, we received a letter from the U.S. Securities and Exchange Commission (the “SEC”) informing us that the SEC was conducting a confidential informal inquiry into the Company. In response to the inquiry, our Board of Directors appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent counsel to perform an internal investigation. On July 17, 2008, the Independent Counsel reported its findings to representatives of the SEC and subsequently provided all the requested documents to the SEC. On January 27, 2009, we received a subpoena from the SEC indicating that it had commenced a formal investigation into matters related to our business practices in Vietnam. In connection with such subpoena, we produced documents and provided testimony relevant to the SEC’s investigation. In January 2010, we reached a tentative resolution with the staff of the SEC regarding the matters described above. On June 29, 2010, in accordance with the tentative resolution reached with the SEC, the SEC filed a federal court action in the U.S. District Court for the Northern District of California, alleging that the Company violated the books and records and internal control provisions of the FCPA. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment permanently enjoining the Company from future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The proposed final judgment was entered as final and approved by the court on September 20, 2010 and the $0.3 million fine was paid in September 2010. For more information regarding the SEC matters discussed above, see Note 11 to our unaudited condensed consolidated financial statements elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements

See Note 3(l) of the Consolidated Financial Statements for a full description of the recent accounting pronouncement including the expected date of adoption and effect on results of operations and financial condition.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	revenue recognition;

•	stock-based compensation;

•	accounting for income taxes; and

•	accounts receivable and allowance for doubtful accounts.

Revenue recognition.  Digital Circuit Multiplication Equipment (“DCME”) product revenues consist of revenues from the sale of our DCME hardware products. IP product revenues consist of revenues from the sale of the I-Gate 4000 family of media gateway hardware products, our ControlSwitch family of softswitch modules, a license of our source code, and our Secure Communications Software. Services revenues consist of revenues from separately-priced maintenance and extended warranty contracts, post-contract customer support, or PCS, installation, training and other professional services.

All of our IP products may be sold in a bundled arrangement that includes post-contract customer support (“PCS”), installation, training and other professional services. When sold in a bundled arrangement, our media gateway hardware is referred to as a static trunking solution and when sold in a bundled arrangement that includes our softswitch module software is referred to as a VoIP solution. When our Secure Communications Software is sold in a bundled arrangement with DCME hardware we refer to this sale as a Secure Communications solution and in sales of static trunking solutions, VoIP solutions or Secure Communications solutions, the software is considered more than incidental to the arrangement and essential to the functionality of the hardware.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues (amount in thousands).

	Three Months Ended September 30,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage

Revenues:
IP Products	$6,873	51%	$10,630	57%	$(3,757)	(35)%
DCME Products	611	5	520	3	91	18
Services	5,869	44	7,546	40	(1,677)	(22)

Total revenues	$13,353	100%	$18,696	100%	$(5,343)	(29)%

Revenue by Geography:
Europe, Middle East and Africa	$7,398	55%	$10,467	56%	$(3,069)	(29)%
North America	3,030	23	3,377	18	(347)	(10)
Caribbean and Latin America	1,205	9	2,131	11	(926)	(43)
Asia Pacific and India	1,720	13	2,721	15	(1,001)	(37)

Total revenues	$13,353	100%	$18,696	100%	$(5,343)	(29)%

IP product revenues for the quarter ended September 30, 2010 decreased 35% as compared with the same period of 2009. For the third quarter of 2010, we recognized lower IP revenues from new customer implementations of approximately $3.0 million in Europe, Africa and Middle East, $0.5 million in North America and $1.5 million in Asia Pacific and India, which was offset by an increase in IP network expansion sales to other customers in Asia Pacific and India as compared to the same quarter in 2009. The decrease in IP revenues year over year in the Caribbean and Latin America region is mainly due to revenue reversal of $0.3 million resulting from the correction of a prior period error and by $0.4 million revenue reversal related to contractual pricing disputes with the customers for revenue recognized in previous periods.

DCME product revenues in the third quarter of 2010 increased 18% as compared with the same period in 2009. Although there was an increase in DCME product revenues year over year, we expect DCME revenues to decline over the foreseeable future as customers migrate from traditional voice networks, including DCME products, to IP products. However, at this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from quarter to quarter.

Services revenues decreased 22% in the third quarter of 2010 over the same period in 2009. The services revenue decrease in the third quarter of 2010 was primarily due to a $1.8 million decrease in IP installation and consulting services, mainly from decreases new customer switch implementations of $1.2 million and expansions of $0.6 million. The decreases were partially offset by an increase of $0.3 million in IP maintenance revenue from our existing customer base which was larger in 2010 as compared to 2009 by 9%. DCME services revenue also decreased by $0.2 million in the third quarter of 2010 over the same period in 2009, primarily due to a decrease in maintenance support revenues. Over time we expect DCME services revenues to further decrease as new DCME implementations continue to decrease, customers migrate to IP products and customers remove DCME equipment from their networks and terminate maintenance and support.

Revenue by Geography

We experienced a combined decrease in revenues of $5.3 million in all our regions. Europe, Africa and Middle East, North America and Asia Pacific and India regions decreased $4.4 million for the quarter ended September 30, 2010 compared to the same period of 2009 primarily due to lower revenue from new customer softswitch implementations. The total revenues decreased in the Caribbean and Latin America region by $0.9 million in the third quarter of 2010 over the same period of 2009 as a result of a decrease in IP product revenues of $0.8 million. The decrease was mainly attributable to Brazil as revenue decreased by $0.3 million resulting from correction of a prior period error and by $0.4 million revenue reversal related to contractual pricing disputes with the customers for revenue recognized in previous periods. In addition, services revenues in the Caribbean and Latin America region decreased by $0.1 million resulting from fewer orders. During the three months ended September 30, 2010, total revenues were 23% from North America and 77% international as compared to 18% from North America and 82% international during the three months ended September 30, 2009. Our geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Three Months Ended September 30,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Cost of Revenues:
IP Products	$3,356	49%	$3,614	34%	$(258)	(7)%
DCME Products	316	52	211	41	105	50
Services	2,917	50	2,920	39	(3)	0

Total cost of revenues	$6,589	49%	$6,745	36%	$(156)	(2)%

Gross Profit:
IP Products	$3,517	51%	$7,016	66%	$(3,499)	(50)%
DCME Products	295	48	309	59	(14)	(5)
Services	2,952	50	4,626	61	(1,674)	(36)

Total gross profit	$6,764	51%	$11,951	64%	$(5,187)	(43)%

Cost of Revenues.  The decrease in sales of IP products resulted in a corresponding decrease in cost of product revenues. Although overall cost of revenues, on an absolute dollar basis, decreased primarily from the decrease in total product revenues, we continue to incur the fixed overhead costs. Additionally, during the third quarter of 2010, we recorded a reserve of $0.3 million related to our cost of IP product revenues related to asserted third party claims. The cost of services revenues remained flat compared to the same period in 2009 primarily from $0.3 million increase in outside professional services related to installation costs and maintenance support, offset by decreases in fixed costs for services personnel as a result of a 17% decrease in services headcount as compared to the same period of 2009 as part of our restructuring activities during the third quarter of 2010.

Gross Profit.  Total gross profit decreased by $5.2 million to $6.8 million in the third quarter of 2010 as compared to the same period in 2009. The decrease primarily was a result of a decline in IP product gross profit to $3.5 million in 2010 compared to $7.0 million over the same quarter in 2009. This decrease of $3.5 million mainly represents a decrease in IP product revenues. Services gross profit decreased to $3.0 million in the third quarter of 2010 from $4.6 million over the same period last year, representing a decrease of $1.7 million, or 36%. This decrease in services gross profit was due to lower services revenues related to installation and professional services for our IP product. Gross profit on services revenue will vary from period to period depending upon the projects being implemented, which may not be in the same period in which the corresponding revenue is recognized.

Gross Margin.  Total gross margin, which is gross profit as a percentage of revenue, decreased to 51% in the third quarter of 2010 from 64% in the same quarter in 2009. This decrease was primarily attributable to lower gross margins related to IP product, which decreased from 66% in the three months ended September 30, 2009 to 51% in the three months ended September 30, 2010. The IP product gross margin was negatively affected by $0.3 million revenue reduction due to the prior period correction and $0.4 million revenue reversal due to a contractual pricing dispute with customers. IP product gross margin may fluctuate on a quarterly and yearly basis due to changes in the IP product mix, the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins decreased to 48% from 59% although DCME revenues increased 18%. DCME product gross margins are impacted by allocation of certain fixed overhead costs.

The services gross margins decreased from 61% to 50% due to lower services revenues and the fixed cost nature of services costs.

Operating Expenses (amount in thousands).

	Three Months Ended September 30,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Research and development, net	$4,293	32%	$4,527	24%	$(234)	(5)%
Sales and marketing	3,836	29	5,290	28	(1,454)	(27)
General and administrative	2,740	21	2,088	11	652	31
Restructuring charges	672	5	—	—	672	100

Total operating expenses	$11,541	86%	$11,905	64%	$(364)	(3)%

Research and development expenses, net.  Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israel Ministry of Industry and Trade (“OCS”). We record grants received from the OCS as a reduction of research and development expenses. Grants received from the OCS were $0.5 million in both of the three months ended September 30, 2010 and September 30, 2009. Research and development expenses for the third quarter of 2010 included decreases in salaries and benefits of $0.2 million resulting from a 5% decrease in headcount during the third quarter of 2010 through normal attrition compared to the same period of 2009.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. The decrease of $1.5 million in sales and marketing expenses included $0.5 million attributable to a decrease in salaries and benefits resulting from a 33% lower headcount in 2010. The headcount decrease resulted from both normal attrition and as part of our restructuring activities in the third quarter of 2010 as compared to the same period of 2009. Other reductions in expenses included a $0.3 million decrease in sales commission expenses resulting from lower amounts of orders received in 2010, which impacted where sales personnel were in their commission tiers, compared to the same period in 2009, a $0.2 million decrease in overhead facilities costs, equipment rent and purchases and a $0.1 million decrease in agent commissions and travel expenses of $0.1 million.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. The increase in general and administrative expenses in the third quarter of 2010 as compared to the same quarter in 2009 was mainly due to merger costs of $0.4 million related to the Arrangement, offset by decreases of accounting and tax consulting expenses of $0.3 million and overhead and facilities related costs of $0.3 million. The third quarter of 2009 also included a reversal of $0.6 million for allowance for doubtful accounts to the collection of amounts previously reserved.

Restructuring charges.  In July 2010, we determined we would reduce our workforce by approximately 36 employees and contractors and consolidate certain operations across all organizations, primarily in services and sales personnel. These consist of severance costs and benefits. During the three months ended September 30, 2010, we incurred total restructuring charges of $0.7 million.

Restructuring activity for the three months ended September 30, 2010 was as follows (in thousands):

Employee Termination/ Severance and Related Costs
Balance at June 30, 2010	$—
Charges to operations	672
Payments made during the quarter	(147)

Balance at September 30, 2010	$525

Included as a component on current accrued expenses on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 was a restructuring accrual of $0.5 million, which we expect to settle by March 31, 2011.

Other income (expense), net.  Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments and foreign currency exchange gains (losses) offset by interest expense and bank charges. Other income (expense), net, was an income of $0.3 million in the third quarter of 2010 as compared with other expense of $(0.1) million in the third quarter of 2009. The year over year increase in other income (expense) was primarily due to foreign exchange gains of $0.1 million recognized in the third quarter of 2010 as compared to foreign exchange losses of $0.1 million recognized in the third quarter of 2009.

Income taxes provision.  We recorded a provision for income taxes of $0.1 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010, the tax provision was attributable to the Company’s profitable foreign operations. During the three months ended September 30, 2009, the tax provision was attributable to the recording of a valuation allowance related to the deferred tax asset for the operations in Israel. Our calculation of provision for income taxes is based on the discrete method. Significant components affecting the tax provision include various foreign taxes, nondeductible stock compensation charges, minimum taxes and recognition of valuation allowances against deferred tax assets.

Net loss.  Net loss was $4.6 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively. The net loss increased in the three months ended September 30, 2010 compared to the same period of 2009 primarily from $5.3 million decrease in revenues, which was partially offset by lower overall operating expenses $0.4 million and income taxes of $1.5 million.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues (amount in thousands).

	Nine Months Ended September 30,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage

Revenues:
IP Products	$22,559	51%	$33,635	60%	$(11,076)	(33)%
DCME Products	2,034	5	2,428	4	(394)	(16)
Services	19,534	44	20,404	36	(870)	(4)

Total revenues	$44,127	100%	$56,467	100%	$(12,340)	(22)%

Revenue by Geography:
Europe, Middle East and Africa	$21,278	49%	$26,730	47%	$(5,452)	(20)%
North America	10,944	25	9,091	16	1,853	20
Caribbean and Latin America	6,832	15	9,994	18	(3,162)	(32)
Asia Pacific and India	5,073	11	10,652	19	(5,579)	(52)

Total revenues	$44,127	100%	$56,467	100%	$(12,340)	(22)%

IP product revenues in the nine months ended September 30, 2010 decreased 33% as compared with the same period of 2009. For the nine months ended September 30, 2010, we recognized an aggregate decrease in revenue for the Asia Pacific and India region, particularly in India, and Europe, Africa and Middle East region of $11.0 million, as compared to the same period in 2009. India revenues decreased due to new government regulations requiring additional certifications for purchasing equipment from vendors beginning in 2010. This has slowed down the process for receiving orders. The decrease in IP revenues year over year is also attributable to fewer projects which were completed and accepted in the nine months ended September 30, 2010 than the same period in 2009. Also, for the nine months ended September 30, 2010. IP product revenue decreased by $0.3 million resulting from the correction of a prior period error and $0.4 million related to contractual pricing disputes with the customers for revenue that has been recognized in previous periods. The timing and amount of orders and subsequent acceptance is affected by a number of factors, including a continued tightening of customer budgets, the slowdown in capital spending and increased competition experienced in connection with the global recession. As the market continues to demand more sophisticated communications products, we expect that IP revenues as a percentage of total revenue will continue to increase while concurrently DCME product revenues will slightly decline.

DCME product revenues for the nine months ended September 30, 2010 decreased 16% as compared with the same period in 2009. We expect DCME revenues to decline over the foreseeable future as customers migrate from traditional voice networks, including DCME products, to IP products. However, at this late stage of the product life cycle of this legacy product, the rate of decline of DCME product revenues will vary from year or year.

Services revenues decreased 4% for the nine months ended September 30, 2010 over the same period in 2009. Our IP services revenues were $17.9 million for the nine months ended September 30, 2010 as compared with $18.0 million in the same period of 2009. This decrease in the nine months ended September 30, 2010 was primarily due to a $1.4 million decrease in installation and consulting services, partially offset by an increase in IP maintenance revenue from our existing customer base of $1.2 million in 2010 compared to 2009. DCME services revenue decreased by $0.7 million in the nine months ended September 30, 2010 over the same period in 2009, primarily due to a decrease in installation services. Over time we expect DCME services revenues to decrease as new DCME implementations continue to decrease, customers migrate to IP products and customers remove DCME equipment from their networks and terminate maintenance and support.

Revenue by Geography

We experienced a combined decrease in revenues of $14.2 million in the following regions: Asia Pacific and India, Europe, Africa and Middle East, and Caribbean and Latin America regions for the nine months ended September 30, 2010 compared to the same period of 2009. The total revenues decreased in the Asia Pacific and India region by $5.6 million as a result of lower product revenues recognized, particularly in India. New Indian government regulations requiring additional certifications for purchasing equipment from vendors beginning in 2010 had a negative impact for receiving orders in the nine months ended September 30, 2010. The $5.5 million decrease in the Europe, Africa and the Middle East region was due to a slowdown in capital spending for customers that have placed orders in the past, particularly in Russia. Russia revenues decreased by $3.1 million year over year. The decrease in Russia is attributable to fewer IP orders received, shipped and accepted in 2010 compared 2009, particularly for softswitch expansions and initial implementations. The Caribbean and Latin America region total revenues decreased by $3.2 million in the nine months ended September 30, 2010 over the same period of 2009 as a result of decreases in IP product revenues. The decrease was partly attributable to Brazil as revenue decreased by $0.3 million resulting from the correction of a prior period error and $0.4 million related to contractual pricing disputes with the customers for revenue that has been recognized in previous periods. In Brazil, fewer orders for IP products were received and correspondingly fewer shipments were made in which we could recognize revenue, including a decrease in revenue from static trunking arrangements of approximately $2.5 million and lower softswitch revenues for expansions or initial implementations of approximately $0.5 million. The decreases in revenue in these regions were partially offset by an increase in the total revenues recognized from product revenue arrangements in the North America region of $1.9 million. This increase is primarily due to higher orders received for our I-Gate family products during 2010 for the U.S. Government as compared to the same period in 2009. During the nine months ended September 30, 2010, total revenues were 25% from North America and 75% international as compared to 16% from North America and 84% international during the nine months ended September 30, 2009. Our geographic mix of revenues will vary significantly on a quarterly basis, dependant on the timing of the completion of projects.

Cost of Revenues and Gross Profit (amount in thousands).

	Nine Months Ended September 30,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage
Cost of Revenues:
IP Products	$9,671	43%	$13,565	40%	$(3,894)	(29)%
DCME Products	872	43	943	39	(71)	(8)
Services	9,584	49	8,769	43	815	9

Total cost of revenues	$20,127	46%	$23,277	41%	$(3,150)	(14)%

Gross Profit:
IP Products	$12,888	57%	$20,070	60%	$(7,182)	(36)%
DCME Products	1,162	57	1,485	61	(323)	(22)
Services	9,950	51	11,635	57	(1,685)	(14)

Total gross profit	$24,000	54%	$33,190	59%	$(9,190)	(28)%

Cost of Revenues.  The decrease in sales of IP products resulted in a corresponding decrease in cost of product revenues. Although our services revenues decreased by $0.9 million, our services cost increased by $0.8 million. Additionally, during the third quarter of 2010, we recorded a reserve of $0.3 million related in our cost of IP product revenues related to asserted third party claims. Our cost of services increased mainly as a result of a $0.6 million increase in salaries related and benefits and higher expenses of $0.3 million due to higher use of outside professional services. Our services salaries and benefits increased as we had added services personnel headcount in the last portion of 2009 and early 2010 in anticipation of an increase in IP revenues. Due to the continuation throughout 2010 of the overall economic downturn, in July 2010 we announced that we planned to reduce our workforce for employees and contractors and consolidate certain operations across all organizations, primarily in services and sales personnel.

Gross Profit.  Total gross profit decreased by $9.2 million to $24.0 million in the nine months ended September 30, 2010. The decrease primarily was a result of a decline in IP product gross profit to $12.9 million in the nine months ended September 30, 2010 from $20.1 million over the same quarter in 2009. This decrease of $7.2 million mainly represents a 33% decrease in IP product revenues. Services gross profit decreased by $1.7 million to $10.0 million in the nine months ended September 30, 2010 over the same period last year. Gross profit on services revenue will vary from period to period depending upon the projects being implemented, which may not be in the same period in which the corresponding revenue is recognized.

Gross Margin.  Total gross margin, which is gross profit as a percentage of revenue decreased to 54% third quarter of 2010 from 59% in the same quarter in 2009. This decrease was primarily attributable to the lower gross margins related to IP product, which decreased from 60% in the nine months ended September 30, 2009 to 57% in the nine months ended September 30, 2010. The IP product gross margin was negatively affected by the $0.3 million revenue reversal due to the prior period correction and the $0.4 million revenue reversal due to the contractual pricing dispute with customers. IP product gross margin may fluctuate on a quarterly and yearly basis due to changes in the IP product mix, the timing of the recognition of revenue and the associated costs. Typically, IP product revenues from expansion sales will have higher gross margins than revenues from initial VoIP solution deployments.

DCME product gross margins decreased due to the decline in DCME revenues of 16%. DCME product gross margins also are impacted by allocation of certain fixed overhead costs.

The decrease in services gross margin year over year was due to increases in fixed services costs resulting from higher salaries and related benefits due to the higher average headcount, and higher consulting costs. Also, the services expenses are fixed in nature.

Operating Expenses (amount in thousands).

	Nine Months Ended September 30,
	2010		2009		Period-to-Period Change
	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue	Amount	Percentage of Total Revenue
Research and development, net	$14,009	32%	$14,078	25%	$(69)	0%
Sales and marketing	13,814	31	17,457	31	(3,643)	(21)
General and administrative	11,085	25	7,863	14	3,222	41
Restructuring charges	672	2	—	—	672	100

Total operating expenses	$39,580	90%	$39,398	70%	$182	0%

Research and development expenses, net.  Research and development expenses consist primarily of salaries and related compensation for our engineering personnel responsible for design, development, testing and certification of our products. Our research and development efforts have been partially financed through grants from the OCS. Research and development expenses year over year did not materially change. Grants received from the OCS remained flat at $1.6 million in the nine months ended September 30, 2010 and 2009. Research and development expenses for the nine months ended September 30, 2010 included a $0.3 million increase outside services as a result of support for our research and development activities, offset by lower depreciation of $0.3 million.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related compensation for our personnel, as well as marketing expenses, including attendance at trade shows, participation in trade associations and promotional activities. Of the $3.6 million decrease in sales and marketing expenses, $2.0 million was primarily attributable to the decrease in salaries, benefits and related overhead resulting from lower headcount in 2010. Other reductions in expenses included a $0.4 million decrease in sales commissions, $0.3 million decrease in agent commissions, $0.2 million decrease in outside sales and marketing consulting costs, $0.4 million decrease in marketing events and travel, and $0.2 million decrease in equipment rent and purchases.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and related compensation costs for our executive management, finance personnel, legal and professional services, travel and related expenses, insurance and other overhead costs. Of the $3.2 million increase in general and administrative expenses in the nine months ended September 30, 2010 over the same period in 2009, the increase in general and administrative expenses were mainly due to our allowance for doubtful accounts of $2.2 million which was expensed primarily during the three months ended June 30, 2010. The expense primarily related to two customers, both of which are resellers in the Europe, Africa and Middle East regions. For both customers, their region was negatively impacted by the economic downturn, and the opportunity to resell such equipment to end customers has diminished considerably. As a result, the financial resources and ability to pay for these customers has significantly decreased. Accordingly, for these two customers, it has been determined there is now significant uncertainty concerning the collectability of the related accounts receivable and thus the allowance for doubtful accounts has been increased. During the same period in 2009, we included a reversal of $0.6 million due to the collection of receivables previously reserved. Other increases in the nine months ended September 30, 2010 include $1.1 million of costs incurred primarily for legal and consulting in connection with the Arrangement. The increases in general and administrative expenses were offset by decreases of $0.4 million for legal and audit fees, $0.2 million for stock-based compensation expense and $0.1 million depreciation expense during the nine months ended September 30, 2010.

Restructuring charges.  In July 2010, we determined we would reduce our workforce by approximately 36 employees and contractors and consolidate certain operations across all organizations, primarily in services and sales personnel. These activities consist of severance costs and benefits. During the nine months ended September 30, 2010, we incurred total restructuring charges of $0.7 million.

Restructuring activity for the three months ended September 30, 2010 was as follows (in thousands):

Employee Termination/ Severance and Related Costs
Balance at June 30, 2010	$—
Charges to operations	672
Payments made during the quarter	(147)

Balance at September 30, 2010	$525

Included as a component on current accrued expenses on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 was a restructuring accrual of $0.5 million, which we expect to settle by March 31, 2011.

Other income (expense), net.  Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and short-term investments and foreign currency exchange gains (losses) offset by interest expense and bank charges. Other income (expense), net, was an expense of $(0.2) million in the nine months ended September 30, 2010 as compared with other income of $24,000 in the nine months ended September 30, 2009. The year over year decrease in other income (expense), net was primarily due to foreign exchange losses of $0.2 million recognized in the nine months ended September 30, 2010 compared to a zero impact for foreign exchange gains or losses in the same period of 2009. The three and nine months ended September 30, 2009 included an expense of $0.4 million for the correction of an error from prior periods. This amount was determined to be immaterial to the fiscal results of 2009.

Income taxes provision.  We recorded a provision for income taxes of $0.4 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the tax provision was attributable to our profitable foreign operations. During the nine months ended September 30, 2009 the tax provision was primarily attributable to the recording of a valuation allowance related to the deferred tax asset for the operations in Israel. Our calculation of provision for income taxes is based on the discrete method. Significant components affecting the tax provision include various foreign taxes, nondeductible stock compensation charges, minimum taxes and recognition of valuation allowances against deferred tax assets.

Net loss.  Net loss was $16.1 million and $7.6 million for the nine months ended September 30, 2010 and 2009, respectively. The net loss increased in the nine months ended September 30, 2010 compared to the same period of 2009 primarily from the $12.3 million decrease in revenues, partially offset by lower income taxes of $1.0 million.

Liquidity and Capital Resources

As of September 30, 2010, we had unrestricted cash and cash equivalents and short-term investments of $29.4 million, a decrease from $33.0 million as of December 31, 2009.

We believe that our existing cash, cash equivalents and short-term investments will meet our normal operating and capital expenditure needs and debt service requirements related to the Term Loan Agreement and Revolving Credit Agreements for at least the next 12 months. As a result of the consummation of the Arrangement, we will have term loans of $89.9 million outstanding that are due on September 30, 2013. We will also have $10.9 million outstanding under the Revolving Credit Agreement that are due on September 30, 2013. The Term Loan Agreement contains customary events of default, including a change in control of the Company. Financial covenants include adherence to specified minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest coverage ratio and minimum consolidated total leverage ratio beginning for the four fiscal quarters ending September 30, 2011 and minimum liquidity balances beginning December 31, 2010 to the maturity of the agreement. We believe that we will maintain compliance with such covenants for at least the next 12 months.

Operating Activities

Net cash used in our operating activities was $3.2 million and $5.9 million during the nine months ended September 30, 2010 and 2009, respectively.

Net cash used in our operating activities in the nine months ended September 30, 2010 was primarily attributable to a decrease in our operating liabilities, offset by a greater decrease in operating assets. Our net loss adjusted for non-cash items such as depreciation, stock compensation and provision for doubtful debts accounted for $5.3 million of the cash used in operations. The decrease in operating assets was driven by lower accounts receivable, mainly from our overall revenue decrease in the nine months ended September 30, 2010 as well as from our cash collection efforts, offset by increases in inventory balances. The decrease in operating liabilities was attributable to decreases in accounts payable and accrued expenses, partially offset by increases in related party liabilities and deferred revenue. Our working capital decreased to $31.2 million as of September 30, 2010 from $43.2 million as of December 31, 2009.

Net cash used in our operating activities in the nine months ended September 30, 2009 was primarily attributable to our net loss of $7.6 million. The amount of cash used related to a decrease in deferred revenues of $4.0 million and decreases in accrued payroll and expenses of $3.9 million and related party liabilities, net, of $5.2 million offset by a decreases in inventories of $4.3 million, accounts receivable of $3.7 million and prepaid expenses and other current assets of $1.3 million. Further, we incurred non-cash costs of $2.0 million for depreciation, $3.0 million of stock-based compensation and $1.2 million of deferred tax assets. Our working capital decreased to $42.9 million as of September 30, 2009, from $47.1 million as of December 31, 2008.

Investing Activities

Net cash provided by our investing activities was $7.3 million in the nine months ended September 30, 2010. Net cash used in our investing activities was $14.0 million in the nine months ended September 30, 2009.

Investing activities in the nine months ended September 30, 2010 consisted primarily of proceeds of net short-term and long-term investments of $7.9 million, offset by purchases of property and equipment of $0.6 million.

Investing activities in the nine months ended September 30, 2009 consisted primarily of net purchases of short-term investments of $10.3 million and purchases of long-term investments of $2.8 million, as well as purchases of property and equipment of $0.8 million.

Financing Activities

Net cash provided by our financing activities was $24,000 and $58,000 in the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by our financing activities in the nine months ended September 30, 2010 and 2009 primarily consisted of proceeds received from exercise of stock options.

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The majority of our revenues, costs of sales and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. However, we do maintain sales and business operations in foreign countries, and part of our revenue is derived from customers in foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations and sales to our customers. If the exchange rate between the U.S. dollar and the New Israeli Shekel and Brazilian Real had increased or decreased by 10%, the effect of our local currency expenses, excluding the impact of any foreign currency forward contracts, would have increased or decreased by $1.4 million in the nine months ended September 30, 2010.

We also had foreign currency risk related to cash, accounts receivable and accounts payable that are denominated in local currency for subsidiaries with U.S. dollar functional currencies. At September 30, 2010 and December 31, 2009, we had cash and accounts receivable in the following currencies related subsidiaries with the U.S. dollar as their functional currency: Russian Rubles, Euros, Indian Rupees and New Israeli Shekel. Due to the impact of changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded in other expense of $0.2 million and $0.2 million in the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

We are also impacted by assets or liabilities that are denominated in a currency other than a subsidiary’s functional currency. Our intercompany short-term balances with our Brazilian subsidiary are denominated in U.S. dollars, while the Brazilian subsidiary’s functional currency is the Brazilian Real. The impact of a change in the foreign exchange rate for the intercompany short-term balances between the U.S. dollar and the Brazilian Real during the nine months ended September 30, 2010 and the year ended December 31, 2009 resulted in the increase and decrease, respectively in the amounts payable in Brazilian Real. Therefore, for the nine months ended September 30, 2010 and year ended December 31, 2009, a gain of $31,000 and $0.4 million, respectively, were recorded in other income (expense), net.

Interest Rate Sensitivity

We had cash, cash equivalents and restricted cash totaling $30.0 million at September 30, 2010. These amounts were invested primarily in money market funds and treasury securities. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates and cash balances will reduce future investment income.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2010, subject to the limitations described below, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Declining business and consumer confidence and increased unemployment have resulted in an economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse affect on us because we are dependent on capital budgets and confidence of our customers, and some of our customers are dependent on obtaining credit to finance purchases of our products. Our revenues have declined and are likely to continue to decline in such circumstances. Factors such as business investment, and the volatility and strength of the capital markets affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic slowdown characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, more volatile capital markets, fewer options to obtain credit and lower consumer spending, the demand for our products could be adversely affected. Adverse changes in the economy and continuing recession, particularly domestically and in Russia, could affect earnings negatively and could have a material adverse effect on our business, results of operations, and financial condition.

The consummation of the Arrangement could result in disruptions in business, loss of customers or contracts or other adverse effects.

The consummation of the Arrangement may cause disruptions, including potential loss of customers and other business partners, in our business, which could have material adverse effects on the combined company’s business and operations. Although we believe that our business relationships are stable following consummation of the Arrangement, our customers, and other business partners, in response to the completion of the Arrangement, may adversely change or terminate their relationships with us, which could have a material adverse effect on us.

We have no internal hardware manufacturing capabilities and depend exclusively upon contract manufacturers to manufacture our hardware products. Our failure to successfully manage our relationships with our contract manufacturers would impair our ability to deliver our products in a manner consistent with required volumes or delivery schedules, which would likely cause us to fail to meet the demands of our customers and damage our customer relationships.

We outsource the manufacturing of all of our hardware products to a number of subcontractors including Jabil Circuit, Inc., SigmaPoint Technologies, Inc., Plexus Corp., Flextronics, ECI Telecom and SMTC Manufacturing Corp. These contract manufacturers provide comprehensive manufacturing services, including the assembly of our products and the procurement of materials and components. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available or may not allocate their internal resources to fill our orders on a timely basis.

We have supply contracts in place with each of these subcontractors and have done our best to negotiate terms which protect the our business. However, all of these contracts can be terminated by subcontractors following a reasonable notice period pursuant to the terms of each individual contract.

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

Ownership of our common stock is highly concentrated, and it may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the our stock price to decline.

Our executive officers, directors (or former directors) and affiliates beneficially own or control more than 50% of our outstanding common stock. Accordingly, our executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of any corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company’s assets or any other significant corporate transaction. These stockholders may also delay or prevent a change in control, even if such change in control would benefit the our other stockholders. The significant concentration of stock ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are dependent on revenue from the TDM products. Our success depends in large part on continued migration to an IP network architecture for communications. If the migration to IP networks does not occur or if it occurs more slowly than we expect, our operating results would be harmed.

Currently, we derive a significant portion of our product revenue from TDM media processing boards, as well as our DCME product. These products connect to and interact with an enterprise or service provider based circuit switched network and support some or all of a suite of media processing features, including echo cancellation, dual tone multi frequency detection, voice play and record, conferencing, fax, modem, speech integration, and monitoring. This business has been declining as networks increasingly deploy packet-based technology. This technology migration resulted in a decrease in sales of our TDM products over the last several years. If we are unable to develop substantial revenue from our newer packet-based product lines, our business and results of operations will suffer. Although we have developed a migration path to broadband based IP products, the TDM products remain a sizable portion of our revenue. If our migration path to broadband based IP products is unsuccessful, we may not be able to mitigate the revenue loss due to the decrease in sales of its TDM products.

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

In the nine months ended September 30, 2010 and for the year ended December 31, 2009, 2008, and 2007, we used $3.2 million, $4.5 million, $15.8 million, and $12.7 million, respectively to fund our operating activities and we have never generated sufficient cash to fund our operations. During the third quarter of 2008, we undertook a significant restructuring initiative involving the elimination of approximately 160 positions through reduction in force affecting all departments throughout our organization, but primarily in the research and development and services organizations, and in our India operations. Further, during the third quarter of 2009, we undertook additional efforts to reduce our headcount in all departments. Additionally, during July 2010, we further reduced our workforce by 36 employees. Finally, Dialogic has also sought to optimize its operational capabilities and efficiencies and focus its efforts and expertise through business restructurings. The last Dialogic restructuring occurred in early 2009, following the completion of the acquisition of a business. The objective of the restructurings was to reduce our overall cash burn rate and streamline our operations while maintaining core research and development capability. We have continued to focus significant efforts on reducing costs during 2009 and 2010. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the fiscal years ended December 31, 2005 and 2006, we recorded net losses of approximately $14.3 million and $13.7 million, respectively. For the year ended December 31, 2007, we achieved net income of approximately $3.4 million and for the years ended December 31, 2008 and December 31, 2009, we recorded net losses of approximately $21.0 million and $11.6 million, respectively. For the nine months ended September 30, 2010, we recorded a loss of $16.1 million. As of September 30, 2010, December 31, 2009 and 2008, our accumulated deficit was $104.9 million, $88.8 million and $77.2 million, respectively. Dialogic has similarly experienced significant losses. We have never generated sufficient cash to fund our operations and can give no assurance that we will generate net income.

Our leverage limits our flexibility and increases our risk of default.

As of October 1, 2010, we had $89.9 million in total long-term debt outstanding. Our degree of leverage could have important consequences to its investors, such as:

•	limiting our ability to obtain additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

•

requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on its operations, business or financial condition, including acceleration of its debt.

Our disclosure controls and internal control over financial reporting do not guarantee the absence of error or fraud.

Disclosure controls are procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal controls over financial reporting (“internal controls”) are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Dialogic’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of Dialogic’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements.

Our management, including our CEO and CFO, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We may face risks associated with our international sales that could impair our ability to grow our revenues.

For the nine months ended September 30, 2010 and for the fiscal years ended December 31, 2009, 2008, and 2007 revenues from outside North America were approximately $33.2 million, $63.4 million, $77.6 million, and $93.1 million, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Competition in the market for our products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent, Ericsson LM Telephone Co., and Nokia-Siemens Networks, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., and Sonus Networks, Inc. While some of the established competitors are exiting the market, we are seeing increasingly intense competition from Huawei, which leverages its broad product portfolio and significant financial resources to compete with us for our switching business.

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

Additionally, we compete with a number of companies and divisions of companies that focus on providing one or more aspects of communication enabling technology, including, but not limited to, AudioCodes Limited, Radisys Corporation, Movius Interactive Corporation, Cisco Systems, Inc., Network Equipment Technologies, Inc., Genband Inc., Dilithium Networks, RipCode, Inc., Radvision Ltd. and Huawei Technologies Co., Ltd. Some of our competitors and potential competitors may have a number of significant advantages over us, including:

•	a longer operating history;

•	greater name recognition and marketing power;

•	preferred vendor status with our existing and potential customers;

•	significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements; and

•	lower cost structures.

If we are unable to compete successfully against our current and future competitors, we could experience reduced gross profit margins, price reductions, order cancellations, and loss of customers and revenues, each of which would adversely impact our business. Furthermore, existing or potential competitors may establish cooperative relationships with each other or with third parties or adopt aggressive pricing policies to gain market share.

As a result of increased competition, we could encounter significant pricing pressures and/or suffer losses in market share. These pricing pressures could result in significantly lower average selling prices for its products. We may not be able to offset the effects of any price reductions with an increase in the number of customers, cost reductions or otherwise.

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

We expect that a majority of the revenues generated from our products will be generated from a limited number of customers. If we lose customers or are unable to grow and diversify our customer base, our revenues may fluctuate and our growth likely would be limited.

We expect that for the foreseeable future, the majority of the revenues from our IP products, and significant portions of revenues for our other products, will be generated from a limited number of customers in sales transactions that are unpredictable in many key respects, including, but not limited to, the timing of when these transactions close relative to when the related revenue will be recognized, when cash will be received, the mix of hardware and software, the gross margins related to these transactions, and the total amount of payments to be received. We do not expect to have regular, recurring sales to a limited number of customers. Due to the limited number of our customers and the irregular sales cycle in the industry, if we lose customers and/or fail to grow and diversify our customer base, or if they do not purchase our products at levels or at the times we anticipate, our ability to maintain and grow our revenues will be adversely affected. The growth of our customer base could also be adversely affected by:

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

ECI may make strategic choices that are not in the best interests of us or our stockholders. For example, other than restrictions with respect to ECI’s exploitation of DCME products, nothing prohibits ECI from competing with us in other matters or offering VoIP products which compete with ours. We may not be able to resolve any potential conflicts that may arise between ECI and us, and even if we are able to do so, the resolution may be less favorable than if we were dealing with an unaffiliated third party. ECI also owns the technology underlying our DCME product lines. Pursuant to the DCME Master Manufacturing and Distribution Agreement, or the DCME Agreement, we have secured the right to act as exclusive worldwide distributor of ECI’s DCME line of products. Under the DCME Agreement, ECI provides certain supply, service, and warranty obligations, and manufactures or subcontracts the manufacture of all DCME equipment sold by us. The DCME Agreement may only be terminated by ECI if we project DCME revenues of less than $1 million in a calendar year, we breach a material provision of the DCME Agreement and fail to cure such breach within 30 days, or we become insolvent. Upon the occurrence of one of these events and the election by ECI to terminate the DCME Agreement, ECI would be under no obligation to continue to contract with us. Accordingly, in light of the potential volatility in our stock price as previously noted, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms. In addition, our relationship with ECI could be adversely affected by a divestment of our common stock or by declining in our stock price. We do not currently have an independent ability to produce DCME products and have not entered into arrangements with any third party that would enable us to obtain DCME or similar products if ECI ceases to provide us with DCME products. Should ECI become unable or unwilling to fulfill its obligations under the DCME Agreement for any reason or if the DCME Agreement is terminated, we will need to take remedial measures to manufacture DCME or similar products, which could be expensive. If such efforts fail, our business may be materially harmed. In the event of the occurrence of one of these termination events, we cannot assure you that the DCME Agreement will be extended or renewed at all or on reasonable commercial terms.

Cooperation with the informal inquiry we received from the SEC in 2008, the subpoena we received in January 2009 and other governmental actions has and will continue to cost significant amounts of money and management resources and has resulted in penalties.

On April 3, 2008, we received a letter from the SEC informing us that the SEC is conducting a confidential informal inquiry of our business. In response to the inquiry, the Board appointed a special investigation committee composed of independent directors to cooperate with the SEC in connection with such inquiry and to perform our own investigation of the matters surrounding the inquiry. The special investigation committee, in turn, retained independent legal counsel to perform an internal investigation. Further, on January 27, 2009, we received a subpoena from the SEC requesting the production of certain documents relating to our business practices in Vietnam. In November 2009, the Staff of the SEC contacted us concerning some of the business practices described above. In January 2010, we reached a tentative resolution with the staff of the SEC on the matters described above. On June 29, 2010, in accordance with the tentative resolution reached with the SEC, the SEC filed a federal court action in the U.S. District Court for the Northern District of California, alleging that we violated the books and records and internal control provisions of the Foreign Corrupt Practices Act. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of a final judgment permanently enjoining us from future violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and ordering us to pay a penalty of $0.3 million. The proposed final Judgment was entered as final and approved by the court on September 20, 2010 and the $0.3 million fine has been paid. Our failure to comply with the injunction may result in additional SEC or other governmental actions against us, potentially resulting in substantial additional expenditures of time and money.

We have incurred significant costs related to the SEC Inquiry, which had a material adverse effect on our financial condition and results of operations in 2008 and to a lesser degree in 2009 and may, in future quarters, also have a material adverse effect on our financial condition and results of operations. Further, the SEC Inquiry has caused and may continue to cause, a diversion of our management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

If we lose the services of one or more members of our current executive management team or other key employees, or if we are unable to attract additional executives or key employees, we may not be able to execute on our business strategy.

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Nick Jensen, the chairman of our board of directors and chief executive officer, and Douglas Sabella, our president and chief operating officer, are critical to the overall management of our business as well as to the development of our culture and our strategic direction. To be successful, we must also hire, retain and motivate key employees, including those in managerial, technical, marketing, and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, marketing and support personnel in the telecommunications and networking industries are in high demand and competition for their talents is intense.

The loss of services of any of our executives, one or more other members of our executive management or sales team or other key employees, could seriously harm our business.

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

If we are unable to protect our intellectual property, we may lose a valuable competitive advantage or be forced to endure costly litigation.

We are a technology dependent company, and our success depends on developing and protecting our intellectual property We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. At the same time, our products are complex and are often not patentable in their entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that our actions will protect our proprietary rights. Any patents owned by us may be invalidated, circumvented or challenged. Any of our patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations and significant impairment of intangible assets. In addition, some of our products are now designed, manufactured and sold outside of the United States and Canada. Despite the precautions we take to protect our intellectual property, this international exposure may reduce or limit protection of its intellectual property, which is more prone to design piracy outside of the United States and Canada.

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

To achieve and maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories. As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this will increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. User uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition, and operating results.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions consummated before the announcement of a change.

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

Many of our 135 employees in Israel, including certain key employees, are obligated to perform up to one month (in some cases more) of annual military reserve duty until they reach age 45 and, in emergency circumstances, could be called to active duty. Recently, there have been call-ups of military reservists, including several of our employees, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees due to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could adversely affect our business and results of operations.

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

Our ability, as well as our contract manufacturers’ ability, to meet customer demand depends largely on our ability to obtain raw materials and a reduction or disruption in the availability of raw materials could negatively impact our business.

The continued global economic contraction has caused many of our component suppliers to reduce their manufacturing capacity. As the global economy improves, our component suppliers are experiencing and will continue to experience supply constraints until they expand capacity to meet increased levels of demand. These supply constraints may adversely affect the availability and lead times of components for our products. Increased lead times mean we may have to forsake flexibility in aligning its supply to customer demand changes and increase our exposure to excess inventory since we may have to order material earlier and in larger quantities. Further, supply constraints will likely result in increased overall procurement costs as we attempt to meet customer demand requirements. In addition, these supply constraints may affect our ability, as well as our contract manufacturers’ ability, to meet customer demand and thus result in missed sales opportunities and a loss of market share, negatively impacting revenues and our overall operating results.

Our failure to develop and introduce new products on a timely basis could harm our ability to attract and retain customers.

Our industry is characterized by rapidly changing technology, frequent product introductions and ongoing demands for greater speed and functionality. Therefore, we must continually design, develop and introduce new products with improved features to be competitive. To introduce these products on a timely basis we must:

•	design innovative and performance-improving features that differentiate our products from those of our competitors;

•	identify emerging technological trends in our target markets, including new standards for our products;

•	accurately define and design new products to meet market needs;

•	anticipate changes in end-user preferences with respect to our customers’ products;

•	rapidly develop and produce these products at competitive prices;

•	respond effectively to technological changes or product announcements by others; and

•	provide effective technical and post-sales support for these new products as they are deployed.

If we are not able to introduce such products on a timely basis, we may not be able to attract and retain customers, which could decrease its revenues and negatively impact its growth.

Not all new product designs ramp into production, and even if ramped into production, the timing of such production may not occur as we or our customers had estimated, or the volumes derived from such projects may not be as significant as we had estimated, each of which could have a substantial negative impact on our anticipated revenues and profitability.

Our revenue growth expectations for our next-generation products are highly dependent upon successful ramping of our design wins. In some cases there is little time between when a design win is achieved and when production level shipments begin. With many new design wins, customers may require us to provide enhanced features not on its immediate roadmap. In addition, customers may require significant time to port their own applications to our products. Adding features to our products to meet customer requests as well as porting of customer specific applications can take six to 12 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all product designs ramp into production and, even if a product ramps into production, the volumes derived from such products and associated projects may be less than we had originally estimated. Customer projects related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in its customers’ end markets, especially in the communications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn.

Our business depends on conditions in the communications networks and commercial systems markets. Demand in these markets can be cyclical and volatile, and any inability to sell products to these markets or forecast customer demand due to unfavorable or volatile market conditions could have a material adverse effect on our revenues and gross margin.

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2009, we derived approximately 60% and 40% of our revenues from the enterprise and service provider markets, respectively. We believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for its customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

We have a material amount of intangible assets which, if they become impaired, would result in a reduction in our net income.

Current accounting standards require that intangible assets be periodically evaluated for impairment. We have a material amount of intangible assets that have originated from its acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008. Any future impairment of our intangible assets would have a negative impact on our net income.

Our international operations expose us to additional political, economic and regulatory risks not faced by businesses that operate only in the United States.

We are a multinational company based in the United States with branch offices and representative offices located in many countries around the world. Our manufacturing operations are located in Canada, Israel, the United States and Ireland and we utilize various subcontractors in Canada, the United States, Israel and Malaysia. We have development locations in Canada, the United States, Ireland, Israel and Germany and we have sales offices in many other countries, including China, India, Brazil, Russia, Israel, Singapore, Malaysia, Australia, Hong Kong, Japan, the United Kingdom, France, Spain, the Netherlands, Belgium, Slovenia and Sweden. More than half of our sales are generated in markets outside of the United States and we see our largest market growth occurring in foreign countries such as India, Brazil, Russia and China. As a result of all these international activities we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. Additionally, some of our sales to overseas customers are made under export licenses that must be obtained from the U.S. Department of Commerce. Protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets. Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States. These risks, among others, could adversely affect our results of operations or financial position.

There are a number of trends and factors affecting our markets, including economic conditions in specific countries, regions and globally, which are our its control. These trends and factors may result in increasing upward pressure on the costs of products and an overall reduction in demand.

There are trends and factors affecting our markets and our sources of supply that are beyond our control and may negatively affect our cost of sales. Such trends and factors include: adverse changes in the cost of raw commodities and increasing freight, energy, and labor costs in developing regions. Our business strategy has been to provide customers with faster time-to-market and greater value solutions to help them compete in an industry that generally faces downward pricing pressure. In addition, our competitors have in the past lowered, and may again in the future lower, prices to increase their market share, which would ultimately reduce the price we may realize from its customers. If we are unable to realize prices that allow us to continue to compete on this basis of performance, its profit margin, market share, and overall financial condition and operating results may be materially and adversely affected.

The deployment of advanced wireless networks may not proceed according to analyst projections and even if it does, the adoption of mobile video added services may not occur.

The successful deployment of advanced third generation (“3G”) and fourth generation (“4G”) wireless networks would significantly impact the deployment of video gateway infrastructure. Since our ability to increase revenue is partially dependent on video gateways and video media servers that attach to the advanced 3G and 4G wireless networks, delay in the deployment of 3G and 4G wireless networks would impact our ability to increase revenue. Additionally, even if the advanced wireless networks are deployed successfully, the use of mobile video value added services (including video ring tones, video with interactive voice response, video location based services and video chat) may not be widely adopted. If the deployment of advanced wireless networks does not proceed according to analyst projections or if mobile video added services are not widely adopted, the growth of our business could be negatively affected.

The success of our VoIP gateways is dependent upon the successful deployment of technology by other companies and any delay in the deployment of such technology would negatively impact the growth of our enterprise gateway business.

Our VoIP gateways are used to connect software-based internet protocol private branch exchanges such as Microsoft Office Communications Server and IBM Sametime, which are currently in the process of being deployed, to existing legacy systems. Any delay in the deployment of the internet protocol Private branch exchange

The conversion to certain new technology may result in some customers utilizing other products or developing their own technology.

We are in the process of converting certain of our media enabling components from a board based product to our Dialogic® Host Media Processing (“HMP”) software product that can be deployed on the host central processing unit of the server. The cost of entry for an HMP based software product is significantly lower than that of a board based product. As a result, there is a risk that our board based customers may utilize alternative producers of media enabling components or develop their own software product. The loss of customers during this conversion would negatively impact our revenue.

As our product lines age, we may be required to redesign its products or make substantial purchases of end of life components.

We sell multiple product lines that have been in production for several years. In some instances the production of components that are used in the manufacturing of our products have been terminated or will be terminated. Such termination of production requires that we must either incur the additional costs of purchasing a significant amount of such components prior to their termination or we must invest in significant engineering efforts to redesign the product, either of which would adversely affect our operating results.

We anticipate that average selling prices for many of our products will decline in the future, which could adversely affect our ability to be profitable.

We expect that the price we can charge its customers for many of its products will decline as new technologies become available, as we transition to software based IP and as low cost regional providers take measures to achieve or maintain market share. If this occurs, our operating results will be adversely affected.

To respond to increasing competition and our anticipation that average-selling prices will decrease, we are attempting to reduce manufacturing costs of its new and existing products. If we do not reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected.

Two of our key U.S. patents expire in March 2011, which could lead to competitors entering the market.

The Dialogic® Brooktrout® TDM boards, the Dialogic® Diva® TDM boards and the Dialogic® Brooktrout® SR140 software products make use of our patented technology to route a fax to a local area network using a direct inward dial number. The two patents covering this technology are scheduled to expire in March 2011. The expiration of a patent typically results in increased competition and a decline in revenue. If other companies start to manufacture and sell a similar product based on this technology in the United States it could adversely impact our revenues.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit	Description of document

2.1(1)	Acquisition Agreement, dated May 12, 2010, by and between Veraz Networks, Inc. and Dialogic Corporation.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Bylaws.
3.3(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.
3.4(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.
3.5(6)	Amendment to the Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.
4.2(7)	Specimen Common Stock Certificate.
10.1(8)	Separation Agreement, dated August 31, 2010, by and between the registrant and William R. Rohrbach.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	Description of document
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously filed as the line-numbered exhibit to registrant’s current report on Form 8-K (File No. 001-33391), filed with the SEC on May 14, 2010 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-138121), filed with the SEC on October 20, 2006 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.4 to registrant’s Registration Statement on Form S-1 (File No. 333-138121), filed with the SEC on October 20, 2006 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-33391), filed with the SEC on October 6, 2010 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.3 to the registrant’s Current Report on Form 8-K (File No. 001-33391), filed with the SEC on October 6, 2010 and incorporated herein by reference.
(6)	Previously filed as Exhibit 3.4 to the registrant’s Current Report on Form 8-K (File No. 001-33391), filed with the SEC on October 6, 2010 and incorporated herein by reference.
(7)	Previously filed as the like-numbered exhibit to the registrant’s Registration Statement on Form S-1/A (File No. 333-138121), filed with the SEC on March 30, 2007 and incorporated herein by reference.
(8)	Previously filed as the like-numbered exhibit to the registrant’s Current Report on Form 8-K (File No. 001-33391), filed with the SEC on September 1, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC, INC.

Date: November 12, 2010	By:	/s/Albert J. Wood
		Name:	Albert J. Wood
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of document

2.1(1)	Acquisition Agreement, dated May 12, 2010, by and between Veraz Networks, Inc. and Dialogic Corporation.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Bylaws.
3.3(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.
3.4(5)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.
3.5(6)	Amendment to the Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.
4.2(7)	Specimen Common Stock Certificate.
10.1(8)	Separation Agreement, dated August 31, 2010, by and between the registrant and William R. Rohrbach.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously filed as the line-numbered exhibit to registrant’s current report on Form 8-K (File No. 001-33391), filed with the SEC on May 14, 2010 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-138121), filed with the SEC on October 20, 2006 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.4 to registrant’s Registration Statement on Form S-1 (File No. 333-138121), filed with the SEC on October 20, 2006 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-33391), filed with the SEC on October 6, 2010 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.3 to the registrant’s Current Report on Form 8-K (File No. 001-33391), filed with the SEC on October 6, 2010 and incorporated herein by reference.
(6)	Previously filed as Exhibit 3.4 to the registrant’s Current Report on Form 8-K (File No. 001-33391), filed with the SEC on October 6, 2010 and incorporated herein by reference.
(7)	Previously filed as the like-numbered exhibit to the registrant’s Registration Statement on Form S-1/A (File No. 333-138121), filed with the SEC on March 30, 2007 and incorporated herein by reference.
(8)	Previously filed as the like-numbered exhibit to the registrant’s Current Report on Form 8-K (File No. 001-33391), filed with the SEC on September 1, 2010 and incorporated herein by reference.