Form 10-K
period 2010-12-31
Dialogic Inc.
filed 2011-03-31
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2010, based on the closing price of such stock on the NASDAQ Global Market on such date, was approximately $18,874,974. Shares held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2011, 31,228,255 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2011 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Dialogic Inc. and its subsidiaries (“Dialogic” or the “Company,” “us,” “we,” or “our”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K, including those made by the management of Dialogic, other than statements of historical fact, are forward-looking statements, including specifically forward looking statements regarding:

•	future expectations concerning cash and cash equivalents available to the Company;

•	our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance;

•	continued compliance with government regulations;

•	legislation or regulatory environments, requirements or changes adversely affecting the business in which we are engaged;

•	our ability to obtain and maintain intellectual property protection for our products;

•	the timing of initiation, progress or cancellation of significant contracts or arrangements;

•	the mix and timing of products and services sold in a particular period;

•	the impact of revenue recognition policies on the timing of both revenues and the related expenses;

•	our inability to maintain relationships with indirect channel partners;

•	the reluctance of customers to migrate to an IP network architecture;

•	fluctuations in customer demand; and

•	general economic conditions.

Forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Item 1A. Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission, or the SEC, such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Glossary of Terms

The following select abbreviations or acronyms are used within Part I, Item 1 — Business; Part I, Item 1A — Risk Factors; and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K

3G	Third Generation
4G	Fourth Generation
API	Application Programming Interfaces
ATM	Asynchronous Transfer Mode
CAS	Channel Associated Signaling
Codec	Coder-Decoder
cPCI	Company Peripheral Component Integration
CRBT	Color Back Ring Tones
DTMF	Dual Tone Multi Frequency
HMP	Host Media Processing
IMS	IP Multimedia Subsystems
IP	Internet Protocol
ISV	Independent Software Vendor
IVR	Interactive Voice Response
IVVR	Interactive Voice and Video Response
NGN	Next Generation Network
PBX	Private Branch Exchange
PCI	Peripheral Component Integration
PCI Express	Express Peripheral Component Integration
PRI	Primary Rate Interface
PSTN	Public Switched Telephone Network
SBCs	Session Border Controllers
Sigtran	Signaling Transport
SIP	Session Initiation Protocol
SIs	Systems Integrators
SMS	Short Message Service
SS7	Signaling System Number 7
TDM	Time Division Multiplexing
TEM	Technology Equipment Manufacturer
VAR	Value Added Reseller
VoIP	Voice over Internet Protocol

PART I

Item 1. Business

Our Company

We are a leading provider of communications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the communication medium or network. We provide enhanced offerings for reliable, cost-effective and secure communications solutions, and our solutions enable enterprises and service providers to shift to IP based communications while still maintaining existing TDM networks. Additionally, we provide multimedia engines for video, voice, conferencing, and fax. Enterprises rely on our innovative IP, transitional hybrid, and flexible TDM boards, software and gateway products to enable the integration of new IP technologies into existing communication networks. Representative applications that are enabled by our technology include: Unified Communications/Unified Messaging, SMS/Video SMS, Mobile Video Messaging, Voicemail/Videomail, IVR and IVVR solutions, and Audio and Video Conferencing. We also provide voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to transport, convert and manage data and voice traffic over both TDM and IP networks while enabling VoIP and other multimedia services.

We sell our products to both enterprise and service provider customers and sell both directly and indirectly through distribution partners such as TEMs, VARs and other channel partners. Our customers build their enterprise communications solutions, their networks, or their value-added services on our products.

We were incorporated in Delaware on October 18, 2001 as Softswitch Enterprises, Inc., and subsequently changed our name to NexVerse Networks, Inc. in 2001, Veraz Networks, Inc. in 2002 and Dialogic Inc. in 2010. Companies we have acquired have been providing products and services for nearly 25 years.

Business Combination with Dialogic Corporation

On October 1, 2010, we completed our business combination with Dialogic Corporation, a British Columbia corporation, in accordance with the terms of an acquisition agreement dated May 12, 2010. We acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of approximately 22.1 million shares of our common stock, after giving effect to the stock split described below and, accordingly, Dialogic Corporation became our wholly-owned subsidiary. All outstanding options to purchase Dialogic Corporation common shares were cancelled and new options to purchase our common stock were granted. After taking into account the issuance of stock options to purchase our common stock in exchange for Dialogic Corporation options, as October 1, 2010, the former Dialogic Corporation shareholders and optionholders held approximately 70% and our existing stockholders held approximately 30% of our outstanding securities following the combination. As of October 1, 2010, there were approximately 31.0 million shares of our common stock issued and outstanding, after taking into account the effect of the one-for-five reverse stock split approved by the our stockholders on September 30, 2010. As of October 1, 2010, we changed our name from Veraz Networks, Inc. to Dialogic Inc. and on October 4, 2010, our common stock began trading on The NASDAQ Global Market under the symbol “DLGC”. Our business combination with Dialogic Corporation was accounted for as a reverse acquisition under the acquisition method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.

Our Products

Our network products include bandwidth optimization products, media gateways, signaling solutions and call switches. These products enable service providers to optimize their existing TDM networks and move to IP and other packet-based networks. We also have products that allow our customers to choose their solution based on the best overall value and functionality for their communication networks. The media processing, network interface, signaling and control products we offer can be delivered in combination, i.e., media and signaling or media and network interface, media, signaling, control, or as singular products. We support many media processing features including echo cancellation, DTMF detection, voice play and record, conferencing, facsimile, modem, speech integration, and monitoring.

Our open standards-based products enable enterprises and service providers to support a variety of communication networks including traditional voice networks, IP networks, converged networks and mobile networks. Our IP and IP-enabled products span multiple network configurations ensuring seamless product integration and interoperability. This enables our customers to build innovative applications that allow for efficient network migration and the utilization of existing network infrastructure. Our gateways convert from one type of media stream format to another and/or one type of signaling format to another. Our media processing products act as media servers that allow our customers and partners to build rich value-added service applications including voice mail, IVR, contact center, facsimile, conferencing, speech recognition, unified messaging, SMS, CRBT, and announcement systems.

We have expanded upon our experience with voice solutions to include data and video. We believe that the continued demand for services by mobile users will drive more and more demand for bandwidth and, as a result, we have added, in late 2010, data optimization to our portfolio to enable mobile operators to expand their bandwidth in the mobile backhaul access portion of the network. We are also actively expanding products enabling video applications to mobile devices. Our customers and partners are increasingly adding video to value-added service application and our products support key video codecs, perform video transcoding and transrating functions from one codec type to another, and enable video play/record and video conferencing. We also support the new voice functionality such as high definition voice codecs. Finally, we are sponsoring Project DiaStar, an open-source project that also includes access to our closed-source components, to address the growing market for open source telephony and create software that allows open source developers to access portions of our product portfolio and bring advanced communications technology to demanding open source markets.

We sell our products in two primary categories: IP and IP-enabled products and TDM components.

IP and IP-Enabled Products

Our product portfolio consists of call control infrastructure and multimedia processing infrastructure products and platforms. Our call control infrastructure products consist of our NGN switching, signaling and Sigtran solutions. Our NGN switching solution consists of our ControlSwitch, an IP softswitch and service delivery platform comprised of numerous IMS-compatible software modules. Our product suite allows our customers to customize and tailor solutions. We sell our products at three levels of integration: components, gateways and platforms, each of which enables our customers to seamlessly transition to IP from existing TDM networks. We enable our customers to transition easily to IP from TDM by offering IP enabled network components, or hybrid IP components, that operate along both IP and TDM protocols and by supporting pure-TDM networks that are not yet transitioning to IP.

Our multimedia processing infrastructure solutions consist of our multimedia processing server platforms, our session border controller, our voice and video gateways and our bandwidth optimized gateways. Our multimedia server software which performs multimedia processing tasks on general-purpose servers without requiring the use of specialized hardware. Our PowerMedia HMP software (available in Linux and Windows versions) uses our existing APIs and industry standard APIs, as the programming environment to support high density advanced multimedia features, including a variety of video codecs as well as video conferencing and video transrating applications. Our BorderNet 3000 Session Border Controller is a compact, highly reliable security and session management platform for mobile and fixed VoIP networks.

We also enable our customers to connect to a hybrid or all-IP network through the use of a dedicated gateway to interface with existing IP or TDM solutions. Our gateways are designed for deployment in the customer premises to connect IP networks to the PSTN or PBX. Tested for interoperability with leading PBXs and enterprise applications, our gateways can be used for solutions that include: Unified Messaging and Communications, Fax over Internet Protocol Servers and Document Management, IP-PBX, PSTN Access, SIP Trunking, and Toll Bypass. We also offer service provider gateways that are designed for use in service provider networks and provide any-to-any voice network connectivity from, for example, SIP to PRI, CAS, and SS7 networks. Our service provider gateways support IP-to-IP transcoding for network peering applications and mediation, thereby eliminating the need for separate SBCs in an environment where only the mediation function is required. Our portfolio of voice gateways includes the I-Gate 4000 family of media gateways and the BorderNet family of media gateways.

For video applications, we offer Vision gateways that can connect SIP-based video and multimedia services to both voice-only and video/3G enabled mobile devices. The ability of these gateways to simultaneously support video and voice-only calls simplifies the routing and switch logic needed to support video and voice services. The signaling protocols integrated in our gateways enable efficient integration into carrier network environments

Our bandwidth optimization products consist of our I-Gate 4000 family of media gateways. Our bandwidth optimization products enable service providers to gain more bandwidth out of their existing infrastructure. The I-Gate 4000 SBO Mobile Backhaul solution can deliver 50% additional bandwidth over existing infrastructure. The I-Gate 4000 SBO Core optimizes bandwidth in the core of the network.

Our portfolio of products can reduce the cost to build and operate voice services compared to traditional alternatives and other NGN solutions. In addition, our products offer a standards-compliant platform that enables service providers to increase their revenues through the rapid creation and delivery of new services.

TDM Components

We provide an array of traditional network and/or media processing boards that range from two-port analog interface boards to octal span T1/E1 media and network interface boards. These products connect to and interact with an enterprise or service provider based circuit switched network, and support a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem, speech integration, and monitoring. The boards are grouped into five media board families, i.e., Dialogic Media Boards with various architectures, Dialogic Diva Media Boards, Dialogic CG Series Media Boards and Dialogic Brooktrout Fax Boards.

We also offer signaling and SS7 components in the form of standards-based boards (PCI, PCI Express and cPCI) and software and 1U platforms that are designed for interface to SS7 and ATM networks.

Sales, Marketing and Service

Sales and Services. We sell our products via a direct sales force to service providers, and to TEMs and ISVs who perform system integration. Additionally, we utilize regional distributors worldwide to sell our products to other ISVs, VARs, and SIs. Our distribution model allows us to develop and maintain key partnership relationships with select, high-volume customers while offering our products to a global customer base in a cost effective manner. Our direct sales force and global distributors are supported by our customer support team that operates in 16 locations in nine countries worldwide. Our customer support team provides pre-sales training, technical support, and network configuration support to our customers as required.

Marketing. Our marketing and product management teams focus their efforts on increasing awareness of Dialogic and our brand, generating qualified sales leads and heightening product awareness. The marketing teams establish relationships with local partners to communicate product enhancements and capabilities and work closely with our engineers.

As of December 31, 2010, our sales, marketing and services organizations consisted of 356 employees located in the United States and in more than 23 other countries around the world. Sales and marketing expenses totaled $51.5 million for 2010 and $48.1 million for 2009.

Technology, Research and Development

Continued investment in research and development is critical to remaining a leader in the market segments within which we compete. Our global research and development team is located in 11 different locations within six countries and is responsible for designing, developing, and enhancing our solutions, testing and quality assurance, and ensuring interoperability with third-party hardware and software products as well as current and emerging industry standards. Additionally, Dialogic Media Labs, our in-house video research and development laboratory, is responsible for developing products from its emerging research in image analysis, digital watermarking and other streaming video analysis. As of December 31, 2010, we had 351 employees primarily devoted to research and development activities, 15 of whom were associated with Dialogic Media Labs. Research and development expenses totaled $46.2 million for 2010 and $42.0 million for 2009.

Customers

Our target customers include both direct service providers as well as enterprise customers and indirect channel partners such as TEMs, ISVs, VARs, and SIs engaged in the sale of communications technology equipment to enterprise and service provider end customers. Our global presence allows us to distribute our products and support our customers worldwide. In 2010, we sold our solutions to over 650 customers in over 80 countries who then directly implemented our products or integrated our products into solutions sold to nearly 1,500 end users. Revenue from customers located outside of the United States represented 54% of our total revenue in 2010 and 51% of our total revenue in 2009. For the years ended December 31, 2010 and 2009, Scansource, our largest distributor in the United States, accounted for 10% and 13%, respectively, of our total revenues.

Competition

The market for communications-enabling technology solutions and communication solutions is highly competitive and characterized by continuous technological change. We believe that the principal competitive factors in our industry include product features, price, customer service (including technical support and product warranty), and product availability. We believe that we compete favorably within each of these categories. We compete with a number of vendors across our various product lines including Acme Packet, Inc., Alcatel-Lucent, Audiocodes Ltd., Cisco Systems, Inc. Genband Inc., Huawei Technologies Co. Ltd., Radisys Corporation and Sonus Networks, Inc., among others.

Intellectual Property

Our success and ability to compete within our industry is dependent in part on our ability to develop, maintain and protect our technology via intellectual property. We rely on a combination of U.S. and foreign patent, trademark, trade secret and copyright law, as well as agreements and contracts, for safeguarding our technology and to endeavor to protect us against claims initiated by others relating to intellectual property. Our general policy has been to seek to patent inventions relating to technology that we expect to incorporate in our products and/or that we believe may be otherwise of value within our industry. We have an internal invention disclosure process and patent committee to identify and evaluate inventions developed by our employees and to determine which of these inventions we will seek to patent.

As of December 31, 2010, we owned approximately 90 issued U.S. patents, approximately 45 issued foreign patents within 20 patent families, and have approximately 80 patent applications pending worldwide. Our already issued patents and any patents that may be granted on our currently pending patent applications shall expire over the course of the next approximately 20 years. We also have registered trademarks and pending applications to seek trademark registrations in the United States and various foreign countries of perceived interest and/or relevance. Among the registered trademarks are those for brands, such as Dialogic, Brooktrout, I-GATE, and Diva, under which we sell certain products.

Patents, by definition, have a fixed term, and the terms of some of our patents have already expired. As this continues to occur, and although we strive to offset the expiration of patents by obtaining new patents and filing new patent applications, technology covered by the expiring patents will no longer be patented and, as discussed further in “Risk Factors,” the expiration of a patent can result in increased competition and an adverse impact on revenues, cash flows and earnings. Trademarks do not have a fixed term; however, we expect to allow some of our current registered and pending trademarks to expire or become abandoned in the coming years, and although it is possible that such expiration could carry with it associated risks, it is expected that such risks will be minimal, if any, to the extent that such trademarks relate to company names, such as Veraz, Cantata and NMS Communications, which are no longer focal points in selling and marketing our products.

Manufacturing and Suppliers

We use a combination of internal and external manufacturing. We use third-party contract manufacturers to produce our electronics, which are then configured and distributed from our internal facilities. We also produce a number of products using a direct fulfillment model, which we are expanding to other products. Our integration and distribution facilities are situated in Parsippany, New Jersey, Needham, Massachusetts and Hyannis, Massachusetts in the U.S. and internationally in Dublin, Ireland and Petach Tikva, Israel. Our Quality Management System is certified to ISO 9001:2008 and includes both product development facilities and manufacturing facilities. In addition, our Environment Management System is certified to ISO 14001:2004 for the facilities listed above. Our primary contract manufacturers are based in Wisconsin, USA; Ontario, Canada; Penang, Malaysia; and Migdal Haemek , Israel. All of these manufacturers are certified to ISO 9001:2008, and the facilities in Wisconsin, Israel and Malaysia are also certified to ISO 14001:2004.

Employees

As of December 31, 2010, we had a total of 935 employees, including 356 in sales, marketing and services, 351 in research and development, 101 in manufacturing operations and quality assurance and 127 in a general and administrative capacity. We had 538 employees in the United States and Canada and 397 employees in the rest of the world, with the majority of such non-North American employees being located in Europe and Asia. We also employ a number of temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment except in locations where all employees are generally part of a collective bargaining agreement, such as France and Brazil. As required in certain foreign countries, national collective agreements may apply to certain of our employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We maintain a website at www.dialogic.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and related amendments are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Annual Report on Form 10-K. Further copies of the reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

Item 1A. Risk Factors

We have received a letter regarding an informal inquiry by the SEC, and cooperation with such governmental inquiry may cost significant amounts of money and require a substantial amount of management resources.

On March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry, or SEC Inquiry, and requesting that we preserve certain categories of records in connection with the SEC Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed us that the inquiry related to allegations of improper revenue recognition and potential FCPA violations of the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. We may incur significant costs related to the governmental inquiry, which will have a material adverse effect on our financial condition and results of operations. Further, the governmental inquiry may cause a diversion of management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

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

We are dependent on revenue from mature products, including TDM products. Our success depends in large part on continued migration to an IP network architecture for communications and sales of our newer IP and IP enabled products portfolio. If the migration to IP networks does not occur or if it occurs more slowly than we expect or if sales of our newer products do not develop as expected, our operating results would be harmed.

Currently, we derive a significant portion of our product revenue from TDM media processing boards. These products connect to and interact with an enterprise or service provider-based circuit switched network and support some or all of a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem, speech integration, and monitoring. This business has been declining as networks increasingly deploy packet-based technology. This technology migration resulted in a decrease in sales of our TDM products over the last several years. If we are unable to develop substantial revenue from our newer packet-based product lines, our business and results of operations will suffer. Although we have developed a migration path to broadband based IP products, the TDM products remain a sizable portion of our revenue. If our migration path to broadband based IP products is unsuccessful, we may not be able to mitigate the revenue loss due to the decrease in sales of its TDM products.

Our IP and IP-enabled products are used by service providers and enterprises to deliver communications over IP networks. Our success depends on the continued migration of customers a single IP network architecture, which depends on a number of factors outside of our control. For example, service providers may not see the value in our new mobile backhaul bandwidth optimization products or session bandwidth controller and may decide to delay or forgo making purchases altogether. Further existing networks include switches and other equipment that may have remaining useful lives of 20 or more years, and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business and video model. As a result, customers may defer investing in products such as ours that are designed to migrate communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock

Our common stock traded as high as $7.75 and as low as $2.55 per share during 2010. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenue and operating results;

•	announcements of product releases by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors;

•

increases in outstanding shares of our common stock upon exercise or conversion of derivative securities such as stock options and restricted stock units and the subsequent sale of such stock relating to the payment of taxes;

•	delays in producing finished goods inventory for shipment;

•	market conditions in the telecommunications industry;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	deviations in our operating results from the estimates of analysts;

•	additions or departures of key personnel; and

•	the small public float of our outstanding common stock in the marketplace.

The price of our common stock may continue to be volatile in the future.

Difficult conditions in the domestic and international economies generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Declining business and consumer confidence and increased unemployment have resulted in an economic slowdown and a global recession. Continuing market upheavals, including specifically the lack of credit currently available in the market, may have an adverse effect on us because we are dependent on capital budgets and confidence of our customers, and some of our customers are dependent on obtaining credit to finance purchases of our products. Our revenues have declined and are likely to continue to decline in such circumstances. Factors such as business investment, and the volatility and strength of the capital markets affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic slowdown characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, more volatile capital markets, fewer options to obtain credit and lower consumer spending, the demand for our products could be adversely affected. Adverse changes in the economy and continuing recession could affect earnings negatively and could have a material adverse effect on our business, results of operations, and financial condition.

Our integration of Dialogic Corporation could result in disruptions in business, loss of customers or contracts or other adverse effects.

Our integration of the operations of Dialogic Corporation may cause disruptions, including potential loss of customers and other business partners, in our business, which could have material adverse effects on our business and operations. Although we believe that our business relationships are stable following consummation of our business combination with Dialogic Corporation, our customers, and other business partners, in response to the completion of our business combination with Dialogic Corporation, may adversely change or terminate their relationships with us, which could have a material adverse effect on us.

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

For the fiscal year ended December 31, 2010, we used $5.9 million to fund our operating activities. Immediately prior to completion of our business combination with Dialogic Corporation and as part of the integration of the operations of Dialogic Corporation, we undertook restructuring initiatives involving the elimination of approximately 59 positions through reductions in force affecting all departments. Dialogic Corporation and Dialogic Inc. both also undertook efforts to reduce headcount and streamline operations in 2008 and 2009. We have continued to focus significant efforts on reducing costs during 2010. We may not be able to reduce spending as planned and unanticipated costs will not occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the fiscal years ended December 31, 2010 and 2009, we recorded net losses of approximately $46.7 million and $37.6 million, respectively. While we have been able to generate sufficient cash to fund our operations in the past, we may not generate sufficient cash flows to fund our operating commitments in the future.

Our leverage limits our flexibility and increases our risk of default.

As of December 31, 2010, we had $93.8 million in total long-term debt outstanding. Our degree of leverage could have important consequences to its investors, such as:

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

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. We have obtained written confirmation from our primary lender that they will not accelerate the principal amounts outstanding under the Term Loan for any reason prior to January 12, 2012.

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

We have supply contracts in place with each of these subcontractors and have done our best to negotiate terms which protect our business. However, all of these contracts can be terminated by subcontractors following a reasonable notice period pursuant to the terms of each individual contract.

We do not have internal manufacturing capabilities to meet our customers’ demands and cannot assure you that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis or at all if it is needed. An inability to manufacture our products at a cost comparable to our historical costs could impact our gross margins or force us to raise prices, affecting customer relationships and our competitive position.

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

Internal controls over financial reporting, or Internal Controls, are procedures which are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements.

Dialogic Corporation’s management and KPMG LLP located in Canada, or KPMG Canada, identified a material weakness and significant deficiencies in Dialogic Corporation’s Internal Controls for the year ended December 31, 2009. During the year ended December 31, 2009, Dialogic Corporation was a private company with limited accounting personnel and other resources for designing and implementing Internal Controls. In connection with the audit of Dialogic Corporation’s financial statements for the year ended December 31, 2009, Dialogic Corporation’s management and KPMG Canada identified a “material weakness”, as defined under the SEC rules and regulations. The following material weakness was identified, which results from the accumulation of certain significant deficiencies identified during the audit: ineffective processes and controls over the accounting for and reporting of transactions in the sales and inventory processes. Specifically, it was noted that there was a lack of sufficient accounting and finance personnel to perform in-depth analysis and review of accounting matters within the timeframes set by Dialogic Corporation’s management for finalizing its financial statements. This weakness resulted in certain adjustments to the amounts or disclosures of the following items: revenues and deferred revenue, inventories, warranty provisions, net income and accumulated deficit. In addition, the following “significant deficiencies” were identified: a lack of methodology for determining sales returns other than stock rotation; inadequate methodology for determining warranty provision; cut-off errors in timing of revenue recognition; and incomplete methodology for determining inventory obsolescence.

Our management and KPMG LLP located in the United States, or KPMG LLP, identified a material weakness and significant deficiencies in our Internal Controls for the year ended December 31, 2010. In connection with the audit of our financial statements for the year ended December 31, 2010, our management and KPMG LLP identified a “material weakness”. The following material weakness was identified, which results from the aggregation of certain significant deficiencies identified during the audit: insufficient staff with technical accounting expertise to apply accounting requirements, as they relate to non-routine and highly complex transactions, in accordance with U.S. GAAP. Specifically, it was noted that there was a lack of sufficient accounting and finance personnel to perform in-depth analysis and review of accounting matters within the timeframes set by our management for finalizing our financial statements. This weakness resulted in certain audit adjustments to the amounts or disclosures of the following items:

inventory reserves, debt issuance costs, stock-based compensation expenses and restructuring expenses. Because of this material weakness, management has concluded that we did not maintain effective Internal Controls as of December 31, 2010 based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-Integrated Framework.

Both before and after our business combination with Dialogic Corporation, we took measures to remediate the material weakness and significant deficiencies but these remediation efforts are not yet completed. These measures are broadly grouped into the following categories: (a) increasing finance staff with technical accounting expertise, (b) improving training, and (c) implementing appropriate Internal Control processes.

•

Personnel: In 2009 Dialogic Corporation added a new Worldwide Controller with significant public company experience. As a result of our business combination with Dialogic Corporation, our global finance staff increased to more than 50 employees including employees with significant technical accounting and financial reporting backgrounds, significant tax, treasury and Financial planning and analysis skills. In early 2011, we further strengthened the finance team with the addition of a new revenue recognition manager. We plan to continue to evaluate our personnel needs and hire experienced and qualified employees as appropriate.

•

Training: Members of our team routinely participate in training relating to stock administration, revenue recognition and additional new accounting developments. Further, as a result of the business combination with Dialogic Corporation, we have commenced a process of providing cross-training between the finance team that was previously part of the Dialogic Corporation group and the finance team that was previously part of the Veraz Networks Inc. finance team.

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

Our management, including our CEO and CFO, do not expect that our disclosure controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot make assurances that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth, or profitability.

Competition in the market for our products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent. We also face competition from other telecommunications and networking companies, including Acme Packet, Inc., Audiocodes Ltd., Cisco Systems, Inc. Genband Inc., Radisys Corporation and Sonus Networks, Inc., among others. While some of the established competitors are exiting the market, we are seeing increasingly intense competition from Huawei Technologies Co. Ltd., which leverages its broad product portfolio and significant financial resources to compete with us for our switching business.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and they may continue to fluctuate in the future due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. From our experience, customer purchases of telecommunications equipment have been unpredictable and these purchases are made as customers build out their networks, rather than regular, recurring purchases. The primary factors that may affect our quarterly revenues and results include the following:

•	fluctuation in demand for our products and the timing and size of customer orders;

•	the length and variability of the sales cycle for our products;

•	new product introductions and enhancements by our competitors and us;

•	our ability to develop, introduce, and ship new products and product enhancements that meet customer requirements in a timely manner;

•	the mix of products sold such as between NGN sales and sales of bandwidth optimization products or between service provider and enterprise markets;

•	our ability to obtain sufficient supplies of sole or limited source components;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	costs related to acquisitions of complementary products, technologies, or businesses;

•	changes in our pricing policies, the pricing policies of our competitors, and the prices of the components of our products;

•	the timing of revenue recognition, amount of deferred revenues, and receivables collections;

•	difficulties or delays in deployment of customer IP networks that would delay anticipated customer purchases of additional products and services;

•	general economic conditions, as well as those specific to the telecommunications, networking, and related industries;

•	consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•	the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy.

In addition, we may be unable to recognize all of the revenue associated with certain customer contracts in the same period as the costs associated with those contracts are expensed, which could cause our quarterly gross margins, particularly of IP gross margins, to fluctuate significantly. Further, U.S. GAAP may require that revenue related to certain customer contracts be delayed for periods of a year or more. This delay may cause spikes in our revenue in quarters when it is recognized and may result in deferred revenue to revenue conversion taking longer than anticipated.

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

We believe it possible that in some future quarters, our operating results may be below the expectations of public market analysts and investors, which may adversely affect our stock price. A decline in the market price of our common stock could cause our stockholders to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise capital. In addition, such a decline in our stock price may cause stockholders to initiate securities class action lawsuits. Whether or not meritorious, litigation brought against us could result in substantial costs and diversion of time and attention of our management. Our insurance to cover claims of this sort, if brought, may not be adequate.

The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Our executive officers, directors (or former directors), and certain of our affiliates beneficially owned or controlled approximately 50% of our outstanding common stock as of December 31, 2010. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

The largest customers in the telecommunications industry have substantial negotiating leverage, which may require that we agree to terms and conditions that are less advantageous to us than the terms and conditions of our existing customer relationships, or risk limiting our ability to sell our products to these large service providers, thereby harming our operating results.

Large telecommunications service providers have substantial purchasing power and leverage negotiating contractual terms and conditions relating to their purchase of our products. As we seek to sell more products to these large telecommunications providers, we may be required to agree to less favorable terms and conditions to complete such sales, which may result in lower margins, affect the timing of the recognition of the revenue derived from these sales, and the amount of deferred revenues, each of which may have an adverse effect on our business and financial condition.

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

If we experience warranty failures that indicate either manufacturing or design deficiencies, we may suffer damages.

If we experience warranty failures we may be required to recall units in the field and/or stop producing and shipping such products until the deficiency is identified and corrected. In the event of such warranty failures, our business could be adversely affected resulting in reduced revenue, increased costs and decreased customer satisfaction. Because customers often delay deployment of a full system until they have tested the products and any defects have been corrected, we expect these revisions may cause delays in orders by our customers for our systems. Because our strategy is to introduce more complex products in the future, this risk will intensify over time. Service provider customers have discovered errors in our products. If the costs of remediating problems experienced by our customers exceed our expected expenses, which historically have not been significant, these costs may adversely affect our operating results.

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

Many factors out of our control could interfere with our ability to market, license, implement or support our products with any of our partners, which in turn could harm our business. These factors include, but are not limited to, a change in the business strategy of one of our partners, the introduction of competitive product offerings by other companies that are sold through one of our partners, potential contract defaults by one of our partners, or changes in ownership or management of one of our distribution partners. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings. In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our partners and recognize a significant portion on a sell-in basis, particularly when selling in to established VARs, ISVs, TEMs and other partners with whom we have a significant history. If those partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted and our operating results may be harmed.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the continued listing requirements of The Nasdaq Global Market, or the NASDAQ Listing Standards. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2010, we have identified a material weakness in our Internal Controls and, as such, our Internal Controls over financial reporting are not effective. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

Under the Sarbanes-Oxley Act and Nasdaq Listing Standards, we are required to maintain an independent board. We also expect these rules and regulations will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of Nasdaq Listing Standards, and officers will be significantly curtailed.

Our international operations expose us to additional political and economic risks not faced by businesses that operate only in the United States.

We are a multinational company based in the United States with branch offices and representative offices located in many countries around the world. Our manufacturing operations are located in Canada, Israel, the United States and Ireland and we utilize various subcontractors in Canada, the United States, Israel and Malaysia. We have development locations in Canada, the United States, Ireland, Israel and Germany and we have sales offices in many other countries, including China, India, Brazil, Russia, Israel, Singapore, Malaysia, Australia, Hong Kong, Japan, the United Kingdom, France, Spain, the Netherlands, Belgium, Slovenia and Sweden. Approximately half of our sales are generated in markets outside of the Americas and we see our largest market growth occurring in foreign countries such as India, Brazil, Russia and China. As a result of all these international activities we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions.

We may face risks associated with our international sales that could impair our ability to grow our revenues.

For the fiscal years ended December 31, 2010 and 2009, revenues from outside of the Americas were approximately $90.7 million and $84.7 million, respectively, or 51% and 48% of our total revenues, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

•	difficulty enforcing contracts and collecting accounts receivable in foreign jurisdictions, leading to longer collection periods;

•	certification and qualification requirements relating to our products, including, by way of example, export licenses that must be obtained from the U.S. Department of Commerce;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in foreign regulatory requirements, including import and export regulations, and currency exchange rates;

•

certification and qualification requirements for doing business in foreign jurisdictions including both specific requirements imposed by the foreign jurisdictions and protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets as well as U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act that may apply to our products manufactured outside the United States;

•	inadequate protection for intellectual property rights in certain countries;

•	less stringent adherence to ethical and legal standards by prospective customers in certain foreign countries, including compliance with the Foreign Corrupt Practices Act;

•	potentially adverse tax or duty consequences;

•	unfavorable foreign exchange movements, particularly the continued devaluation of the U.S. dollar, which could result in decreased revenues; and

•	political and economic instability.

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

We are a technology dependent company, and our success depends on developing and protecting our intellectual property We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. At the same time, our products are complex and are often not patentable in their entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that our actions will protect our proprietary rights. Any patents owned by us may be invalidated, circumvented or challenged. Any of our patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations and significant impairment of intangible assets. In addition, some of our products are now designed, manufactured and sold outside of the United States and Canada. Despite the precautions we take to protect our intellectual property, this international exposure may reduce or limit protection of its intellectual property, which is more prone to design piracy outside of the United States and Canada. We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and do not protect technology against independent developments made by third parties.

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

The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to, or delivery of, voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country, including the United States, where we operate. Such regulations could include matters such as VoIP or using IP, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating result, and financial condition.

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

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions consummated before the announcement of a change.

For example, we recognize our product software license revenue in accordance with Software Revenue Recognition literature or other accounting standards. The standards may change and the standards setters may continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. We may be required to delay revenue recognition into future periods, which could adversely affect our operating results. In the past we have had to defer recognition of revenue, and may have to do so again in the future. Such deferral may be as a result of several factors, including whether a transaction involves:

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

Because of these factors and other specific requirements under U.S. GAAP for software revenue recognition, we must have very precise terms in our software arrangements to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we sometimes accept terms and conditions that do not permit revenue recognition at the time of delivery.

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

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2010, we derived our revenues from both the enterprise and service provider markets, and we believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for its customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

Increased political, economic and social instability in the Middle East may adversely affect our business and operating results.

The continued threat of terrorist activity and other acts of war or hostility, including the wars in Afghanistan, Iraq, and Libya, threats against Israel and the recent Israeli conflict in Gaza, have created uncertainty throughout the Middle East and have significantly increased the political, economic, and social instability in Israel, where some of our products are manufactured. Acts of terrorism, either domestically or abroad and particularly in Israel, or a resumption of the confrontation along the northern border of Israel, would likely create further uncertainties and instability. To the extent terrorism, or the political, economic or social instability results in a disruption of our operations or delays in our manufacturing or shipment of our products, then our business, operating results and financial condition could be adversely affected.

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

We have a material amount of intangible assets and goodwill which, if they become impaired, would result in an impairment loss.

Current accounting standards require that goodwill be evaluated for impairment at least annually and that long-lived assets such as intangible assets be evaluated periodically if there are any triggering events. We have $46.9 million of intangible assets, net and $31.6 million of goodwill as of December 31, 2010, respectively, that have originated from our acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008 and the reverse acquisition of Dialogic Corporation in 2010. While we have not had any impairment losses for our intangible assets and goodwill, any future impairment of our intangible assets or goodwill would have a negative impact on our operating results.

There are a number of trends and factors affecting our markets, including economic conditions in specific countries, regions and globally, which are outside our control. These trends and factors may result in increasing upward pressure on the costs of products and an overall reduction in demand.

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

The successful deployment of advanced 3G and 4G wireless networks would significantly impact the deployment of video gateway infrastructure. Since our ability to increase revenue is partially dependent on video gateways and video media servers that attach to the advanced 3G and 4G wireless networks, delay in the deployment of 3G and 4G wireless networks would impact our ability to increase revenue. Additionally, even if the advanced wireless networks are deployed successfully, the use of mobile video value added services (including video ring tones, video with interactive voice response, video location based services and video chat) may not be widely adopted. If the deployment of advanced wireless networks does not proceed according to analyst projections or if mobile video added services are not widely adopted, the growth of our business could be negatively affected.

The success of our VoIP gateways is dependent upon the successful deployment of technology by other companies and any delay in the deployment of such technology would negatively impact the growth of our enterprise gateway business.

Our VoIP gateways are used to connect software-based IP PBXs such as Microsoft Office Communications Server and IBM Sametime, which are currently in the process of being deployed, to existing legacy systems. Any delay in the deployment of the IP PBX could impact our revenues from products related to our VoIP gateways.

The conversion to certain new technology may result in some customers utilizing other products or developing their own technology.

We are in the process of converting certain of our media enabling components from a board based product to our HMP software product that can be deployed on the host central processing unit of the server. The cost of entry for an HMP based software product is significantly lower than that of a board based product. As a result, there is a risk that our board based customers may utilize alternative producers of media enabling components or develop their own software product. The loss of customers during this conversion would negatively impact our revenue and operating results.

As our product lines age, we may be required to redesign our products or make substantial purchases of end of life components.

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

We anticipate that average selling prices for many of our products will decline in the future, which could adversely affect our operating results.

We expect that the price we can charge its customers for many of its products will decline as new technologies become available, as we transition to software based IP and as low cost regional providers take measures to achieve or maintain market share. If this occurs, our operating results will be adversely affected.

To respond to increasing competition and our anticipation that average-selling prices will decrease, we are attempting to reduce manufacturing costs of our new and existing products. If we do not reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected.

Two of our key U.S. patents expired in March 2011, which could lead to competitors entering the market.

The Dialogic® Brooktrout® TDM boards, the Dialogic® Diva® TDM boards and the Dialogic® Brooktrout® SR140 software products make use of our patented technology to route a fax to a local area network using a direct inward dial number. The two patents covering this technology recently expired. The expiration of a patent typically results in increased competition and a decline in revenue. If other companies start to manufacture and sell a similar product based on this technology in the United States it could adversely impact our revenues.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our worldwide corporate headquarters containing administration, engineering, sales and support personnel is located in a 24,747 square foot leased facility in San Jose, California, pursuant to a lease that expires on July 31, 2011. Our annual base rent for the San Jose facility is $0.3 million. Further, we lease 148,322 square feet at a facility located in Parsippany, NJ pursuant to a lease that expires at the end of 2015. Our annual base rent for the Parsippany facility is $2.3 million and we are in the process of consolidating our space into a more contiguously aligned area of the Parsippany facility. Additional facilities which we lease and maintain with annual base rent exceeding $100,000, as of December 31, 2010, are listed below:

Dialogic Location	Principal Use	Square Footage	Annual Base Rent (USD)	Expiration Date
The Hague, Netherlands	Sales	Sales Office	$111,325	Mar-2011
Hyannis, MA	Administration, Engineering, Operations and Sales	43,163	$630,180	Dec-2015
Renningen, Germany	Administration, Engineering	31,021	$254,299	Jan-2012
Needham, MA	Administration, Engineering, Sales and Support	30,539	$687,128	Oct-2016
Dublin, Ireland	Administration, Engineering and Operations	30,000	$245,181	Sep-2011
Tel Aviv, Israel	Administration, Engineering, Operations and Sales	24,800	$701,915	Dec-2011
Montreal, Canada	Administration, Engineering, Operations and Sales	23,517	$293,992	Dec-2012
Getzville, NY	Engineering and Sales	12,603	$175,182	Nov-2013
Maidenhead, UK	Administration, Sales and Support	7,621	$372,959	Jun-2018
Ft. Lauderdale, FL	Administration, Engineering, Sales and Support	5,950	$157,299	May-2012
Hyannis, MA (ops space)	Operations	5,284	$ 77,146	Dec-2011
Beijing, China	Administration and Sales	3,338	$111,218	Aug-2012
Hong Kong, China	Administration and Sales	3,107	$119,775	Jun-2013
Tokyo, Japan	Sales	2,320	$154,247	Aug-2011
Paris, France	Administration, Engineering and Sales	1,830	$121,937	Oct-2015

In addition to the leases listed above, we have entered into a lease for 7,000 square feet of space in Noida, India which will primarily be used as a development center which commences on April 1, 2011 and terminates on March 31, 2020 at an annual base rent of $0.1 million. Further, we have entered into a new lease for 2,422 square feet of space to combine our two locations in Singapore which primarily will be used as a sales office. The new lease commences April 1, 2011 and terminates March 31, 2014 at an annual base rent of $0.1 million.

We also lease an 8,023 square foot facility in Campbell, California that is subleased to a third party through the end of the lease that expires March 31, 2011 with annual base rental payments of approximately $0.1 million. Upon expiration, the property will revert to the landlord.

We also lease facilities with annual base rental payments of less than $0.1 million both internationally in: Nottingham, United Kingdom; Seoul, Korea; Fordingbridge, United Kingdom; Kuala Lumpur, Malaysia; St. Hubert, Quebec, Canada; Singapore; Moscow, Russia; New Delhi and Pune, India; Shenzhen, China; Sao Paulo, Brazil; and Paris, France as well as domestically in the United States in: Salem, New Hampshire; Herndon, Virginia; Plano, Texas; Schaumburg, Illinois and Eatontown, New Jersey.

We have short-term sales office leased space in Sydney, Australia; Hilvershim, Netherlands; Barcelona, Spain; Dubai, United Arab Emirates; Brussels, Belgium; Stockholm, Sweden; Munich, Germany; Milan, Italy; and Lubjlana, Slovenia. The aggregate annual base rental payments (including management fees) for these sales offices are approximately $0.4 million.

We do not own any real estate and believe that these properties are sufficient to meet its current needs. As we expand our business into new markets, we expect to lease additional facilities.

Item 3. Legal Proceedings

We are not a party to any material legal proceeding. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock and Related Shareholder Matters

Our common stock is currently traded on The NASDAQ Global Market under the symbol “DLGC” and was, prior to consummation of the business arrangement with Dialogic Corporation, traded on the NASDAQ Global Market under the symbol “VRAZ”. The following table summarizes the high and low sales prices for our common stock retroactively adjusted to reflect the reverse stock split as reported by The NASDAQ Global Market for the periods indicated, all of which have been adjusted to reflect the one for five reverse stock split approved by our shareholders on September 30, 2010 and effected on October 1, 2010.

	High	Low
Fiscal Year 2010
First quarter	$5.45	$3.60
Second quarter	$5.95	$4.10
Third quarter	$7.35	$2.55
Fourth quarter	$7.75	$3.75
Fiscal Year 2009
First quarter	$6.65	$1.80
Second quarter	$4.75	$2.40
Third quarter	$6.00	$3.20
Fourth quarter	$5.55	$4.05

As of February 28, 2011, we had approximately 80 shareholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future.

Stock Performance Graph

The following performance graph compares the cumulative total return to stockholders on our common stock for the period from April 5, 2007 (the date our shares of common stock first traded) through December 31, 2010 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph reflects an investment of $100 on April 5, 2007 in our common stock and in each of the indices, and, in each case, assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of future performance.

2009	1/09	2/09	3/09	4/09	5/09	6/09	7/09	8/09	9/09	10/09	11/09	12/09
Dialogic Inc.	8.46	6.54	6.67	10.90	10.51	10.64	9.87	9.10	11.92	13.33	12.64	12.18
NASDAQ Composite	61.99	58.17	64.06	71.58	74.37	76.96	83.09	84.63	89.15	86.39	90.74	95.74
NASDAQ Telecommunications	63.26	59.49	64.33	73.89	76.28	78.21	84.49	84.85	88.50	84.39	87.40	90.78

2010	1/10	2/10	3/10	4/10	5/10	6/10	7/10	8/10	9/10	10/10	11/10	12/10
Dialogic Inc.	11.79	11.92	13.46	12.69	12.69	11.28	11.54	9.87	17.31	15.90	13.21	10.13
NASDAQ Composite	90.60	94.52	101.16	103.46	94.87	89.18	95.36	89.78	100.60	106.45	105.99	112.66
NASDAQ Telecommunications	84.30	88.30	95.23	95.25	84.94	81.92	91.01	85.56	94.10	99.51	94.50	99.89

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information under the caption “Stock Performance Graph” is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, and is not to be incorporated by reference in any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

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

The consolidated statements of operations data for the years ended December 31, 2010 and 2009, and consolidated balance sheets data as of December 31, 2010 and 2009, were derived from our audited consolidated financial statements that included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008, 2007, 2006, and consolidated balance sheets data as of December 31, 2008, 2007 and 2006, were derived from consolidated financial statements not included in this form 10-K.

On October 1, 2010, the transaction contemplated by the Acquisition Agreement, dated May 12, 2010, or the Acquisition Agreement was consummated, by and between us (formerly Veraz Networks, Inc.) and Dialogic Corporation, pursuant to which Dialogic Corporation became our wholly owned subsidiary of Dialogic, or the Arrangement. The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. GAAP for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were assessed at fair value and the assets and liabilities of Dialogic Corporation were carried over at the historical cost. For all reporting periods following the consummation of the Arrangement, the statements of operations and statements of cash flows of the former Veraz Networks, Inc. are included from the date of acquisition of October 1, 2010.

The Consolidated Statements of Operations Data is as follows (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Total revenues	$178,772	$176,272	$205,444	$192,004	$78,539
Total costs of revenues	73,137	71,633	80,858	67,463	27,667

Gross profit	105,635	104,639	124,586	124,541	50,872

Total operating expenses	134,898	118,816	137,672	120,049	52,708

Income (loss) from operations	(29,263)	(14,177)	(13,086)	4,492	(1,836)
Other expense, net	(17,674)	(13,492)	(13,613)	(8,710)	(2,406)

Loss before income taxes	(46,937)	(27,669)	(26,699)	(4,218)	(4,242)
Income tax provision (benefit)	(224)	9,974	3,136	1,095	(7,958)

Net income (loss)	(46,713)	(37,643)	(29,835)	(5,313)	3,716
Changes in redemption value of preferred shares	(3,047)	(6,555)	29,672	(46,721)	(640)

Net income (loss) allocable to common shareholders	$(49,760)	$(44,198)	$(163)	$(52,034)	$3,076

Net loss allocable to common stockholder per share — basic	$(3.67)	$(5.78)	$(0.02)	$(6.80)	$0.40

Net loss allocable to common stockholder per share — diluted	$(3.67)	$(5.78)	$(1.35)	$(6.80)	$0.25

Weighted average common shares outstanding — basic	13,566	7,652	7,652	7,652	7,652

Weighted average common shares outstanding — diluted	13,566	7,652	22,116	7,652	15,044

The Consolidated Balance Sheets is as follows (in thousands):

	December 31,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$24,559	$3,973	$3,931	$31,438	$8,914
Working capital	$41,368	$19,816	$22,900	$62,321	$41,704
Total assets	$217,120	$154,024	$190,195	$213,991	$137,424
Other long-term obligations	$4,839	$3,323	$2,862	$—	$500
Total long-term debt	$93,811	$89,921	$85,000	$100,000	$65,000
Redeemable equity	$—	$93,138	$86,785	$103,267	$35,000
Total stockholders’ equity (deficit)	$36,198	$(80,077)	$(35,879)	$(34,755)	$8,279

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

Overview

We are a leading provider of communications platforms and technology which enable service providers to build our IP- or packet-based networks and enables developers and service providers to build and deploy innovative applications for use on these networks. Our global customers rely on our portfolio of IP and TDM based multimedia processing and call control enabling technologies and products, and our services, to provide reliable, cost-effective and secure communications solutions to both the enterprise and service provider markets. Today, networks using our technology carry more than 15 billion minutes of switched traffic per month, and services built on our products are used by an estimated two billion mobile value-added service subscribers worldwide. We sell into both the enterprise and service provider communications market directly, and indirectly through distribution partners such as telecommunications equipment vendors, VAR’s and other channel partners.

Customers rely on our innovative IP software, transitional hybrid IP-TDM boards and platforms, and flexible TDM boards that provide engines for video, voice, conferencing and facsimile solutions, and IP and signaling gateways to enable the integration of new IP technologies into existing communication networks. Representative applications that are enabled by our technology include: Unified Communications/Unified Messaging, SMS, Voice and Video SMS, Mobile Video Messaging, Voicemail/Videomail, Interactive Voice Response and Interactive Voice and Video Response solutions, and Audio and Video Conferencing. We also provide voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to switch, transport, convert and manage data and voice traffic over both legacy TDM networks and IP networks, while enabling VoIP and other multimedia services.

Business Combination with Dialogic Corporation

On October 1, 2010, we completed our business combination with Dialogic Corporation, a British Columbia Corporation, in accordance with the terms of an acquisition agreement dated May 12, 2010. We acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of approximately 22.1 million shares of our common stock, after giving effect to the stock split described below and, accordingly Dialogic Corporation became our wholly-owned subsidiary. All outstanding options to purchase Dialogic Corporation common shares were cancelled and new options to purchase our common stock were granted. Each option to purchase Dialogic Corporation common shares became an option to acquire that number of shares of our common stock equal to the product obtained by multiplying the number of shares in the capital of Dialogic Corporation subject to the option by 0.9, rounded down to the nearest whole share of our common stock. Each option to purchase our common shares has a purchase price per share of our common stock equal to the exercise price per share (in U.S. dollars) for the Dialogic Corporation option immediately prior to October 1, 2010 divided by 0.9, rounded up to the nearest whole cent. After taking into account the issuance of stock options to purchase our common stock in exchange for Dialogic Corporation options, as October 1, 2010, the former Dialogic Corporation shareholders and option holders held approximately 70% and our existing stockholders held approximately 30% of our outstanding securities. As of October 1, 2010, there were approximately 31 million shares of our common stock issued and outstanding, after taking into account the effect of the one-for-five reverse stock split approved by the our stockholders on September 30, 2010 and effected on October 1, 2010. As of October 1, 2010, we changed our name from Veraz Networks, Inc. to Dialogic Inc. and on October 4, 2010, our common stock began trading on The NASDAQ Global Market under the symbol “DLGC”. Our business combination with Dialogic Corporation was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. generally accepted accounting principles or U.S. GAAP.

All common stock share and per share data presented have been retroactively restated to give effect to the reverse stock split. Also, all common stock and per share data reflects the legal capital of the former Veraz Networks, Inc. retroactively adjusted for the exchange ratios in the Acquisition Agreement to reflect the number of shares received in the business combination.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	Revenue Recognition;

•	Accounts Receivable and Allowance for Doubtful Accounts;

•	Inventory Reserves;

•	Impairment of Long-Lived Assets and Goodwill;

•	Stock-Based Compensation;

•	Accounting for Income Taxes; and

•	Business Combinations

Revenue Recognition

We recognize revenue and allocate it to each element of an arrangement based on objective evidence of fair value that is specific to the Company. When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, we allocate the entire sales price to each respective element based on the vendor-specific objective evidence, or VSOE, of the fair value for each element. When arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements but not for the delivered elements, we recognize revenue for the delivered elements using the residual method. We base our determination of VSOE of the fair value of the undelivered elements based on substantive renewal rates of maintenance and support agreements, and on independently sold and negotiated service arrangements. For arrangements containing multiple elements where VSOE of fair value does not exist for an undelivered element, we defer revenue for the delivered and undelivered elements until VSOE of fair value exists for the undelivered elements or all elements have been delivered. We recognize maintenance PCS revenue ratably over the maintenance support period. All of our products may be sold in bundled arrangements that include PCS, installation, training, and other professional services.

We recognize revenue on some arrangements that require evidence of customer acceptance of the hardware and software products that have been sold. In such cases, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer or we have completed our contractual requirements.

Revenue received from maintenance contracts is presented as deferred revenue and is recognized into revenue on a straight-line basis over the term of the contract. License fee revenue is recognized upon delivery of the licenses software and when all performance criteria are met. Revenue derived from the sale of products is generally recognized when title and risk of loss has been transferred to the customer. In addition, product, maintenance contract and license fee revenues are recognized when persuasive evidence of an arrangement exists; amounts are fixed or can be determined, and ability to collect is probable. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions, sales made to distributors under agreements allowing price protection and/or the right of return are deferred from revenue until the distributors ship the products, upon which we recognize revenue.

Sales incentives are recorded as a reduction of revenue as there are no identifiable benefits received. We record a provision for estimated sales returns and allowances as a reduction from sales in the same period during which the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors.

We also have agreements with distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases in exchange for orders of an equal or greater amount. We recognize an allowance for stock rotation rights based on historical experience and period-end inventory levels at the distributors. The provision is recorded as a reduction in revenues in the statement of operations.

We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable.

The primary estimates and assumptions in our revenue recognition polices are as follows:

•	Sales returns and related reserves: We assess these estimates based on historical sales returns and allowances, analysis of credit memo data and other known factors.

•

VSOE of fair value for engineering services: We limit our assessment of VSOE of fair value to the price charged when the same element is sold separately. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery of the hardware and software using the residual method. We are not likely to materially change our pricing practices in the future.

•

VSOE for PCS: VSOE is determined based upon the price charged when the same element is sold separately. VSOE for PCS in certain IP solutions products are based on the premise that the stated renewal rates in the contractual arrangements will be enforced when the customer renews their PCS after the initial term.

Accounts Receivable and Allowance for Doubtful Accounts

Generally, our receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging and evaluates individual customer receivables by considering our knowledge of a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when they are deemed uncollectible. We review our allowance for doubtful accounts regularly. However, judgment is required to determine whether an increase or reversal of the allowance is warranted. We will record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than we had anticipated, or for customer-specific circumstances, such as bankruptcy. We will record a reversal of the allowance if there is significant improvement in collection rates. Historically, the allowance has been adequate to cover the actual losses from uncollectible accounts.

Inventory Reserves

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. In assessing the net realizable value of inventories, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once our inventory has been written down to its estimated net realizable value, our carrying value cannot be increased due to subsequent changes in demand forecasts. To the extent that a severe decline in forecasted demand occurs, or we experience a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, we may incur significant charges for excess inventory.

Impairment of Long-lived Assets and Goodwill

Long-lived assets, such as property and equipment, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized for the excess, if any. The impairment testing is performed during the last quarter of the fiscal year.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business acquisition. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which the goodwill relates to its carrying value. To the extent the carrying amount exceeds its fair value, we measure the amount of impairment by the excess of carrying value over the implied fair value of goodwill. The impairment is charged to income in the period in which it is determined. The impairment testing is performed during the last quarter of the fiscal year.

Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of intangible assets, long-lived assets and goodwill. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends and a significant change in circumstances relative to a large customer. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill and intangible assets with indefinite useful lives for 2010 and 2009 indicated that no impairment of goodwill or the intangibles existed.

Stock-Based Compensation

We use generally accepted valuation option-pricing models to determine the fair value of stock options granted to our employees. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Valuation models require the input of highly subjective assumptions, which represents our best estimate. The following are the key assumptions used to determine the stock-based compensation expense:

•

Expected Stock Price Volatility — The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on such factors as industry and market capitalization data.

•	Expected Term of Option — The expected term was determined using the simplified method.

•

Expected Dividend Yield — The dividend yield assumption is based on our history and expectation of dividend payouts. We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

•	Expected Risk Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	Forfeiture Rate — The forfeiture rate is based on a review of recent forfeiture activity.

Accounting for Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be more likely than not realized. As a result of recent cumulative losses and uncertainty regarding future taxable income, we have determined based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods. Accordingly, we have recorded a valuation allowance for 100% of our deferred tax assets.

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

Business Combinations

Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their relative fair values at the date of acquisition. Fair value was determined using the Income Approach (discounted cash flow approach) valuation methodology. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The separately identifiable intangible assets generally include technology and customer relationships. We estimate the fair value of deferred revenue related to product support assumed in connection with acquisitions. The estimated fair value of deferred revenue is determined by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support contracts are based on the historical direct costs related to providing the support. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Overview of Financial Results (amounts in 000’s)

	Years ended December 31,
	2010	2009
Revenues	$178,772	$176,272
Cost of revenues	73,137	71,633

Gross profit	105,635	104,639
Operating expenses	134,898	118,816

Loss from operations	(29,263)	(14,177)
Interest and other income, net	476	74
Interest expense	(17,848)	(14,694)
Foreign exchange gains (losses), net	(302)	1,128

Loss before income taxes	(46,937)	(27,669)
Income tax provision (benefit)	(224)	9,974

Net loss	$(46,713)	$(37,643)

Key Financial Highlights

Revenues increased by 1%, or $2.5 million in 2010 as compared to 2009, including incremental revenues of $17.1 million due to the acquisition of the former Veraz Networks, Inc. business on October 1, 2010. The $17.1 million of incremental revenue increase is comprised of $12.1 million in IP product revenue, or 7% of total revenues, and $5.0 million in services revenues, or 3% of total revenues. Our IP product revenues were $51.2 million in 2010, or 29% of total revenues, as compared to $34.6 million in 2009, or 20% of total revenues, an increase of 48% or $16.6 million. Our TDM products revenues were $111.3 million in 2010, or 62% of total revenues, as compared to $130.9 million in 2009, or 74% of total revenues, a decrease of 15% or $19.6 million due primarily to the expected decline in the TDM markets. Our services revenues were $16.3 million in 2010, or 9% of total revenues, as compared to $10.8 million in 2009, or 6% of total revenues, an increase of 52% or $5.5 million.

Revenues, excluding the acquisition, declined by 8%, or $14.6 million in 2010 as compared to 2009. The revenue decline is primarily attributable to adverse macroeconomic conditions which continued to impact and delay customer investment in and transition to IP products.

Gross profit of 59% was consistent in 2010 as compared to 2009.

Operating expenses increased by 14%, or $16.1 million in 2010 as compared to 2009 mainly due to incremental expenses of $14.3 million due to the acquisition of the Veraz Networks, Inc. business. The $14.3 million of incremental expense is comprised of $4.8 million in research and development expenses, $4.8 million in sales and marketing expenses, $2.7 million in general and administrative expenses, $1.3 million in acquisition costs and $0.7 million in restructuring charges.

Operating expenses, excluding the acquisition, increased 1%, or $1.8 million in 2010 as compared to 2009. The operating expense increase is primarily due to stock-based compensation expense of $5.0 million triggered by the consummation of the acquisition, and $5.3 million in acquisition costs. Offsetting these increases were decreases of $1.6 million in salaries and benefits from our cost reduction initiatives implemented in 2010 and 2009. The average number of employees, excluding the assumed employees from the acquisition, in 2010 was 692 compared to an average of 726 in 2009, a reduction of 5%. On May 1, 2009, we had implemented a temporary salary reduction program of 10% for all employees with annual salaries higher than $60,000. During 2010 we reinstated 100% of the temporary salary reduction for employees. In addition, depreciation and amortization expense decreased by $4.3 million in 2010, primarily related to the decreasing carrying values of purchased assets. Also, restructuring charges decreased by $2.1 million in 2010 compared to 2009 as fewer restructuring actions were necessary in 2010.

At December 31, 2010, we had cash and cash equivalents of $24.6 million and an additional $3.5 million in available borrowing under a Revolving Credit Agreement further described below. At December 31, 2009, we had cash and cash equivalents of $4.0 million and an additional $5.0 million in available borrowing under the Revolving Credit Agreement. At December 31, 2010 and 2009, we had bank indebtedness of $12.8 million and $10.3 million, respectively. At December 31, 2010 and 2009, we had long-term debt payable to related parties of $93.8 million and $89.9 million, respectively.

Net cash provided by operations was $0.6 million in 2010 after adding back $6.5 million in amounts paid for acquisition costs, as compared to $4.1 million of cash provided by operating activities in 2009.

Description of Certain Line Items

Revenues

We derive our revenues from the sale of products, services and maintenance support services. We offer products, services and maintenance support services through multiple channels in North and South America, Europe, Africa, the Middle East and throughout the Asia-Pacific regions. Our products are sold to OEMs, system integrators, application developers, service providers and enterprises either directly or through distributors and resellers.

Our revenues consist of the following:

•

Product. We derive product revenue from the sale of IP, IP-enabled and TDM communications technology hardware and software products. Our IP and IP-enabled products include HMP Software, our Dialogic ® IP Media Server, networking enabling components, media server platforms and media gateways. Our bandwidth optimization products consist of our I-Gate 4000 family of media gateways. Our NGN switching solution consists of our ControlSwitch, an IP softswitch and service delivery platform comprised of numerous IMS-compatible software modules, and our BorderNet 3000 Session Border Controller. Our TDM products include traditional network and/or media processing boards, signaling components, and SS7 components. We typically price our products based on an established contract price. Discounts are provided based on volumes, market segmentation and competitive response.

We expect that the average selling price of our products will decline as new technologies become available, as we transition to software based IP and as low cost regional providers take measures to achieve or maintain market share. Our future revenue growth depends upon the success of our IP and IP-enabled components products. Because our TDM products are generally sold at higher average selling prices for comparable features than the newer IP and IP-enabled products, our future revenue is dependent, in part, on the additional sale of IP licenses to existing customers.

•	Services. We derive services revenue from the installation of IP network systems, training, consulting and other professional services

•

Maintenance support services. We derive maintenance support services revenue associated with IP network systems, hardware and software licenses, as well as from the sale of out of warranty technical support services or expedited hardware repair services.

Cost of Revenues

Our cost of revenues consists of the following:

•

Outsourced product manufacturing costs. We outsource manufacturing to third-party manufacturing subcontractors and pay a fee, including material and manufacturing costs, for products. We also pay royalty fees for certain software used in our products pursuant to the terms of applicable license agreements.

•

Direct operations costs. Direct operations expenses include salaries, wages and related benefits (including stock-based compensation) for our operations personnel, provision for inventory obsolescence, depreciation and amortization of intangible assets and manufacturing property and equipment, and other miscellaneous costs.

•

Services and maintenance support services. Costs include technical support related to products sold, installation, training, consulting and other general product support services. Costs consist primarily of salaries, wages and related benefits (including stock-based compensation) for customer support personnel and overhead associated with the support of our products.

Gross Profit

Gross profit is revenues minus cost of revenues. Our gross profit as a percentage of revenue has been and will be affected by many factors, including but not limited to:

•

Mix of product. We generate on average higher gross profit on IP product revenue than on TDM product revenue. Additionally, the average selling price of our products, which has an effect on gross profit, depends on the mix of product and product configurations sold.

•

Cost of product manufacturing, cost of operations and cost for customer support. Our gross profit is heavily dependent on the volume and costs of manufacturing of our hardware products and the personnel and related costs for operations, support and services.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative expenses, acquisition costs and restructuring charges. Salaries and related costs (including stock-based compensation) are the largest component of each of these expense categories.

Research and development. Research and development expenses primarily consist of salaries and other personnel costs for development employees. Additional research and development expenses include prototype and equipment costs, quality assurance and testing expenses, depreciation of property and equipment, amortization of certain acquired intangible assets, and related overhead expenses.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and other personnel related costs for our sales and marketing employees. Additional sales and marketing expenses include internal commissions, sales agent commissions, travel, lodging and other out-of-pocket expenses for our sales force, marketing programs such as trade shows, depreciation of property and equipment and amortization of acquired intangible assets and other related overhead expenses.

General and administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, legal, finance, human resource and information technology employees. Additional general and administrative expenses include accounting and legal professional fees, fees for professional consultants, expenses associated with uncollectible accounts, depreciation of property and equipment, amortization of certain acquired intangible assets, and other related overhead expenses.

Acquisition costs. Acquisition costs consist primarily of investment banking, legal and accounting fees, and other external costs directly related to the business combination between us and Dialogic Corporation.

Restructuring charges. Restructuring charges consist primarily of separation salaries and benefits costs for employees who have been terminated in accordance with their employment agreements, applicable law and/or the severance policy of Dialogic.

Interest Expense

Interest expense consists primarily of interest expense under the Term Loan Agreement, as further described below, and the Revolving Credit Agreement, interest in the form of payment in kind under the Term Loan Agreement and the Shareholder Loan Agreement, as further described below, and amortization of deferred debt issuance costs under the Term Loan Agreement and the Revolving Credit Agreement.

Foreign Exchange Gains (Losses), net

Foreign exchange gains or losses are attributable to favorable or unfavorable foreign exchange rates associated with changes in monetary assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Provision (Benefit)

Income taxes consists mainly of corporate income taxes payable or recoverable including state and local taxes, changes in the valuation allowance on net deferred tax assets (liabilities), and changes in the reserve for uncertain tax positions.

Results of Operations (amounts in 000’s)

Comparison of Years Ended December 31, 2010 and 2009

Revenues

	Years Ended December 31,
	2010		2009		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenues:
Products	$162,449	91%	$165,498	94%	$(3,049)	(2)%
Services	16,323	9	10,774	6	5,549	52

Total Revenues	$178,772	100%	$176,272	100%	$2,500	1%

Revenues by geography:
Americas	$88,042	49%	$91,524	52%	$(3,482)	(4)%
Europe, Middle East and Africa	54,240	30	45,695	26	8,545	19
Asia Pacific	36,490	21	39,053	22	(2,563)	(7)

Total Revenues	$178,772	100%	$176,272	100%	$2,500	1%

Revenues

Total revenues of $178.8 million for the year ended December 31, 2010 increased by 1% or $2.5 million from $176.3 million in the year ended December 31, 2009. Included in the total revenue increase is $17.1 million due to the acquisition for the year ended December 31, 2010. The $17.1 million revenue increase is attributable to sales of $4.6 million in the Americas region; $10.9 million in the Europe, Middle East and Africa region; and $1.6 million in the Asia Pacific region. Our IP product revenues were 29% of total revenues at $51.2 million in 2010 as compared to $34.6 million in 2009, an increase of 48% or $16.6 million. Our TDM products revenues were 62% of total revenues at $111.3 million in 2010 as compared to $130.9 million in 2009, a decrease of 15% or $19.6 million. Our services revenues were 9% of total revenues at $16.3 million in 2010 as compared to $10.8 million in 2009, an increase of 52% or $5.5 million. The $17.1 million revenue increase attributable to the former Veraz Networks, Inc. is comprised of $12.1 million in IP product revenue, or 7% of total revenues, and $5.0 million in services revenues, or 3% of total revenues.

Revenues, excluding the acquisition, were $161.7 million, for the year ended December 31, 2010, which represented a decrease of 8%, or $14.6 million, from $176.3 million in the year ended December 31, 2009. The decrease in revenue is attributable to the decline in revenues for our TDM technology products of $19.7 million, primarily attributable to the TDM traditional blades revenues which decreased by $17.5 million. The decrease in TDM revenue is part of the expected decline in this older product. This decrease was partially offset by incremental revenues of $4.6 million from sales of IP related products. This increase is primarily attributable to the higher revenues in 2010 on the VoIP Gateway for media and signaling as well as on the Fax IP products that together increased by $3.2 million. We expect IP product revenues to continue to increase as we grow our sales of existing IP products and introduce new IP products to the marketplace. One customer accounted for 10% and 13% of our revenues in 2010 and 2009, respectively.

The $14.6 million decrease in revenue, excluding the acquisition, from December 31, 2010 to December 31, 2009, resulted from a decrease in sales in the three regions. Americas declined by $8.0 million, Europe, Middle East and Africa revenues decreased by $2.4 million and Asia Pacific decreased by $4.2 million. The decrease in revenues in the three regions is due to continued adverse economic conditions, and continued decline in demand for our TDM products.

In Americas, our IP product revenues, excluding the acquisition, increased by 3% or $0.5 million to $17.8 million in 2010 as compared to $17.3 million in 2009. Our TDM product revenues decreased by 13% or $8.5 million to $58.7 million in 2010 as compared to $67.2 million in 2009. In Europe, Middle East and Africa, our IP product revenues, excluding the acquisition, increased by 31% or $3.0 million to $12.6 million in 2010 as compared to $9.6 million in 2009. Our TDM product revenues decreased by 18% or $5.9 million to $27.7 million in 2010 as compared to $33.6 million in 2009. Services revenues increased by $0.5 million in 2010 to $2.9 million as compared to $2.4 million in 2009. In Asia Pacific, our IP product revenues, excluding the acquisition, increased by 12% or $1.0 million to $8.6 million in 2010 as compared to $7.7 million in 2009. Our TDM product revenues decreased by 17% or $5.3 million to $24.8 million in 2010 as compared to $30.1 million in 2009. Services revenues increased by $0.2 million in 2010 to $1.5 million as compared to $1.3 million in 2009.

Product Revenue

Product revenues of $162.4 million for the year ended December 31, 2010 decreased by 2% or $3.0 million from $165.5 million in the year ended December 31, 2009. Included in product revenues is an increase of $12.1 million due to the acquisition for the year ended December 31, 2010.

Product revenues, excluding the acquisition, of $150.3 million for the year ended December 31, 2010 decreased by 9%, or $15.2 million, from $165.5 million in the year ended December 31, 2009. The decline resulted from lower customer demand for our TDM products and the adverse economic conditions. The TDM products revenues are expected to decline as there is a gradual conversion of the telecommunication networks to the IP technology. The decline in TDM product revenues in 2010 as compared to 2009 was $19.7 million, a decrease of 15%.

Service Revenue

Service revenues of $16.3 million for the year ended December 31, 2010 increased by 52% or $5.5 million from $10.8 million in the year ended December 31, 2009. Included in service revenues for the year ended December 31, 2010 is an increase of $5.0 million due to the acquisition.

Service revenues of $11.4 million, excluding the acquisition, for the year ended December 31, 2010 increased by 6%, or $0.6 million, from $10.8 million in the year ended December 31, 2009. The increase in service revenue was the result of being able to maintain our installed base of product customers and a related increase in IP maintenance revenue.

Cost of Revenue and Gross Margin

	Years Ended December 31,
	2010		2009		Period-to-Period Change
	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$61,725	38%	$62,380	38%	$(655)	(1)%
Services	11,412	70	9,253	86	2,159	23

Total cost of revenues	$73,137	41%	$71,633	41%	$1,504	2%

Gross Profit:
Products	$100,724	62%	$103,118	62%	$(2,394)	(2)%
Services	4,911	30	1,521	14	3,390	223

Total gross profit	$105,635	59%	$104,639	59%	$996	1%

Cost of Revenue

Cost of revenues of $73.1 million for the year ended December 31, 2010 increased by 2% or $1.5 million from $71.6 million in the year ended December 31, 2009. Included in cost of revenues is an increase of $8.1 million due to the acquisition for the year ended December 31, 2010.

Cost of product revenues of $61.7 million for the year ended December 31, 2010 decreased by 1% or $0.7 million from $62.4 million in the year ended December 31, 2009. Included in cost of product revenues is an increase of $5.7 million due to the acquisition for the year ended December 31, 2010.

Cost of product revenues, excluding the acquisition, decreased by $6.4 million in 2010 as compared to 2009. The decrease is attributable to $5.3 million in lower outsourced product manufacturing costs due to a decline in product quantities ordered. Amortization expense decreased by $1.9 million in 2010 to $9.1 million as compared to $11.0 million in 2009, due to the amortization policy of the economic consumption method where the expense decreases over the asset life of our acquired intangibles. In addition, salaries and related benefits decreased by $1.4 million in 2010 as compared to 2009, which is offset by stock-based compensation expenses of $0.8 million in 2010 as compared to $0 in 2009. Stock-based compensation expenses increased in 2010 due to service and performance conditions that were met because of the acquisition. Offsetting these expense decreases is an increase in inventory obsolescence charges of $1.4 million in 2010 which totaled $3.4 million in 2010 as compared to $2.0 million in 2009. We increased the inventory excess and obsolete provision on TDM products where the demand is declining and we do not expect to be able to realize such inventory value.

Cost of services revenues of $11.4 million for the year ended December 31, 2010 increased by 23% or $2.2 million from $9.2 million in the year ended December 31, 2009. Included in the cost of services revenues is an increase of $2.3 million due to the acquisition for the year ended December 31, 2010.

Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel. Cost of services, excluding the acquisition, was $9.1 million for the year ended December 31, 2010 compared to $9.3 million for the year ended December 31, 2009. The cost decrease in 2010 as compared to 2009 primarily results from decreased average headcount.

Gross Profit

Gross profit of $105.6 million for the year ended December 31, 2010 increased by 1% or $1.0 million from $104.6 million in the year ended December 31, 2009. Included within the gross profit increase is $9.0 million due to the acquisition for the year ended December 31, 2010. As a percentage of sales, product gross profit was 62% in 2010 and 2009, and did not change since the assumed products had similar gross margins. As a percentage of sales, services gross profit was 30% in 2010 as compared to 14% in 2009 since the assumed services business has higher gross margins.

For the year ended December 31, 2010, gross profit, excluding the acquisition, decreased by 8%, or $8.0 million, from $104.6 million for the year ended December 31, 2009 to $96.6 million for the year ended December 31, 2010. The decrease is primarily a result of a decline in TDM product revenues. As a percentage of sales, excluding the acquisition, gross profit increased slightly to 60% in 2010 compared to 59% in 2009.

Operating Expenses

	Years Ended December 31,
	2010		2009		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development	$46,152	26%	$42,012	24%	$4,140	10%
Sales and marketing	51,536	29	48,056	27	3,480	7
General and administrative	28,535	16	25,330	14	3,205	13
Acquisition costs	6,628	4	—	—	6,628	100
Restructuring charges	2,047	1	3,418	2	(1,371)	(40)

Total operating expenses	$134,898	76%	$118,816	67%	$16,082	14%

Research and Development Expenses

Research and development expenses of $46.2 million for the year ended December 31, 2010 increased by 10% or $4.1 million from $42.0 million in the year ended December 31, 2009. Included in the total research and development expenses are $4.8 million in additional expenses from the acquisition for the year ended December 31, 2010. The incremental research and development costs are comprised of salaries and related costs of $3.6 million, occupancy costs of $1.1 million, equipment depreciation of $0.3 million, consultants of $0.2 million, and other costs of $0.1 million partially offset by research grants from the Israeli government of $0.5 million.

Research and development expenses, excluding the acquisition, decreased by 1%, or $0.6 million in 2010 to $41.4 million as compared to $42.0 million in 2009. The decrease is primarily attributable to the lower average headcount of 10 employees in 2010 as compared to 2009, which lowered the salaries and related employee benefits by $1.5 million. Depreciation expense decreased by $0.2 million and all other expenses decreased by $0.2 million in 2010 as compared to 2009. Offsetting these expense decreases are salaries and related employee benefit increases of $0.8 million, mainly due to stock-based compensation expense. In addition, research and development expenses increased due to costs relating to evaluation units, prototyping, product certification, and consulting fees by $0.5 million.

Research and development expenses increased to 26% of total revenues in 2010 from 24% of total revenues in 2009. We expect that research and development expenses as a percentage of total revenue will decrease in 2011 as we begin to integrate our research and development operations during the year. We expect that the research and development expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010, and we intend to continue to invest in developing new products and enhance and refresh existing products.

Sales and Marketing

Sales and marketing expenses of $51.5 million for the year ended December 31, 2010 increased by 7% or $3.5 million from $48.0 million in the year ended December 31, 2009. Included within the sales and marketing expenses are $4.8 million in additional expenses due to the acquisition for the year ended December 31, 2010. The incremental sales and marketing costs related to the acquisition are salaries and related costs of $3.0 million, sales agents and consultant expenses of $0.6 million, occupancy costs of $0.4 million, travel of $0.4 million and other costs of $0.4 million.

Sales and marketing expenses, excluding the acquisition, decreased by 3%, or $1.4 million in 2010 to $46.7 million as compared to $48.1 million in 2009. The decrease is primarily attributable to a decrease in amortization expense of $3.0 million. Occupancy expense decreased by $0.8 million, and other expenses and outside services decreased by $0.6 million. Offsetting these expense decreases are salaries and related employee benefit increases of $1.6 million, which includes an increase in stock-based compensation expense of $2.3 million. In addition, marketing expenses increased due to trade shows, public relations, seminars and advertising by $0.8 million, travel and entertainment by $0.4 million and sales commissions by $0.3 million.

Sales and marketing expenses increased to 29% of total revenues in 2010 from 27% of total revenues in 2009. We expect that sales and marketing expenses as a percentage of total revenue will decrease in 2011 as we begin to integrate our sales and marketing operations during the year. We expect that the sales and marketing expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

General and Administrative

General and administrative expenses of $28.5 million for the year ended December 31, 2010 increased by 13% or $3.2 million from $25.3 million in the year ended December 31, 2009. Included in general and administrative expenses is $2.7 million due to the acquisition for the year ended December 31, 2010. The incremental general and administrative expenses from the acquisition are salaries and related costs of $1.4 million, legal and accounting fees of $0.7 million, consulting fees of $0.3 million and other costs of $0.3 million.

General and administrative expenses, excluding the acquisition, increased by 2%, or $0.5 million in 2010 to $25.8 million as compared to $25.3 million in 2009. The increase is primarily attributable to salaries and related employee benefits of $2.4 million, which includes an increase in stock-based compensation expense of $2.1 million. In addition, bad debt provisions for uncollectible accounts receivables increased by $0.8 million. Offsetting these expense increases are decreases in depreciation and amortization expense of $1.1 million, legal and accounting fees of $0.7 million, occupancy costs of $0.4 million, consulting fees of $0.3 million and other expenses of $0.2 million.

General and administrative expenses increased to 16% of total revenues in 2010 from 14% of total revenues in 2009. We expect that general and administrative expenses as a percentage of total revenue will decrease in 2011 as we begin to integrate our general and administrative operations during the year. We expect that the general and administrative expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

Acquisition Costs

For the year ended December 31, 2010, we recorded acquisition costs of $6.6 million mainly related to $4.0 million in investment bankers fees, and $2.6 million in legal and accounting fees.

We do not expect any further acquisition costs in 2011 related to the Dialogic acquisition.

Restructuring Charges

For the years ended December 31, 2010 and 2009, we recorded a restructuring charge of $2.0 million and $3.4 million, respectively, related to severance and related benefits for terminated employees.

The restructuring charges for 2010 and 2009 were a consequence of the restructuring plan we implemented due to the economic downturn, pursuant to which 59 and 116 employees were terminated in 2010 and 2009, respectively. Following the business combination between us and Dialogic Corporation on October 1, 2010, we implemented a restructuring plan to address redundancies which emanated from the combination of the two companies. Restructuring expenses included separation benefits granted to 35 of the 59 employees terminated in 2010 in accordance with their employment agreements, applicable law and/or our severance policy. At December 31, 2010, an accrued liability amount of $1.7 million related to the restructuring activities and is expected to be paid by the end of December 2011.

Due to the terminated employees in 2010, we expect to realize a costs reduction of approximately $5.0 million in salaries as well as employee related benefits for 2011.

Interest and Other Income, net

Interest and other income, net increased by $0.4 million in 2010 as compared to 2009. This increase relates primarily to the receipt of $0.5 million related to a legal settlement in 2010.

Interest Expense

Interest expense increased by $3.1 million or 21%, from $14.7 million in 2009 to $17.8 million in 2010. The increase over 2009 is primarily attributable to higher amortization for debt financing fees of $1.6 million and $1.0 million in increased interest expense on the Term Loan Agreement and the Revolving Credit Agreements. Interest expense on the Shareholder Loans increased by $0.5 million for Payment-in-Kind, or PIK, interest expense due to the loans being outstanding for all of 2010, whereas in 2009 the loans were outstanding since August 2009. The average interest rate was 13.5% on the Term Loan Agreement and 6.0% on the Revolving Credit Agreement in 2010 compared to 14.0% on the Term Loan Agreement and 5.6% on the Revolving Credit Agreement in 2009. The interest rate on the Shareholder loans bears a contractual annual interest rate of 20% compounded monthly in the form of a PIK.

Interest expense for 2010 consisted of $11.7 million paid quarterly and $1.4 million in PIK interest to be paid at the Term Loan maturity date under the Term Loan Agreement, and $3.3 million of amortization charges for deferred debt issuance costs related to the Term Loan and Revolving Credit Agreement lenders. We also recorded $0.8 million of interest expense under the Revolving Credit Agreement and $0.7 million of PIK interest expense related to the shareholder loans in 2010.

Interest expense for 2009 consisted of $10.2 million to be paid quarterly and $1.7 million in PIK interest to be paid at the Term Loan maturity date under the Term Loan Agreement, and $1.7 million of amortization charges for deferred debt issuance costs related to the Term Loan and Revolving Credit Agreement lenders. We also recorded $0.9 million of interest charges under the Revolving Credit Agreement and $0.2 million of PIK interest charges related to the shareholder loans in 2009.

Foreign Exchange Gains (Losses), net

The $0.3 million foreign exchange loss in 2010, compared to a $1.1 million foreign exchange gain in 2009, was due to unfavorable foreign exchange rates to monetary assets and liabilities denominated in currencies other than the U.S. dollar. In 2009, the foreign exchange gain was mainly attributable to favorable foreign exchange rates associated with the variation of the deferred tax asset denominated in Canadian dollars.

Income Tax Provision (Benefit)

For the year ended December 31, 2010, we recorded an income tax benefit of $0.2 million. The resulting benefit of $0.2 million was primarily due to carrying back net operating losses and changes in uncertain tax positions. The income tax provision for the year ended December 31, 2009 of $10.0 million primarily related to a $7.0 million charge related to an increase in the valuation allowance on substantially all of our net deferred tax assets and $0.9 million in additional reserves for uncertain tax positions.

Redemption Value of Preferred Shares

Preferred shares are recorded at full redemption value at each balance sheet date as redemption of those securities are not solely within our control. For the year ended December 31, 2010, due to the acquisition, we recorded a $3.0 million charge to additional paid-in capital related to a change in redemption value of the preferred shares as of the acquisition date of October 1, 2010 when we acquired all of the outstanding preferred shares of Dialogic Corporation in consideration of the issuance of shares of our common stock. For the year ended December 31, 2009, the change in redemption value of the preferred shares was $6.6 million.

Financial Position

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $24.6 million, compared to $4.0 million of cash and cash equivalents as of December 31, 2009. Due to the business combination between us and Dialogic Corporation, we acquired cash and cash equivalents of $29.4 million. Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement. As of December 31, 2010, we had borrowed $12.8 million under our Revolving Credit Agreement. Under the Revolving Credit Agreement, the unused line of credit totaled $12.2 million, of which $3.5 million was available to us. At December 31, 2010, we had long-term debt of $93.8 million under the Term Loan Agreement and

Shareholder Loans, of which $89.9 million matures in September 2013 and $3.9 million is due in March 2014. The following summarizes the increase in the Term Loan for 2010 as follows (in thousands):

Term Loan Amount Due
Balance at December 31, 2009	$85,000
Payment-in-Kind interest charges	3,131
Debt amendment and other fees	1,744

Balance at December 31, 2010	$89,875

Our customers continue to delay payments, and our Days Sales Outstanding, or DSO, has increased from 70 days in 2009 to 80 days in 2010. The impact of this increase in DSO on cash position is approximately $2.2 million. We have maintained cost control over payment activities, and we diligently manage our cash position to match our cash receipts with our payment terms to suppliers.

We increased borrowings by $2.5 million under the Revolving Credit Agreement and used net cash in operating activities of $5.5 million. As of December 31, 2010, total liquidity including cash and availability under the Revolving Credit Agreement was $28.1 million as compared to $9.0 million on December 31, 2009.

We budget capital expenditures on an annual basis. For each of the 2009 and 2010 fiscal years budgeted capital expenditures for property and equipment totaled $3.0 million. Total capital expenditures in 2010 amounted to $2.6 million. Management expects to remain within our capital expenditures budget of approximately $3.0 million for fiscal year 2011.

In 2011, the cash requirement to service the mandatory interest payments on the Term Loan and Revolving Credit Agreements are estimated to be $3.2 million per quarter.

We monitor and manage liquidity by preparing and updating annual budgets as well as monitor compliance with terms of our financing agreements.

We believe that we will continue as a going concern. For the year ended December 31, 2010, we incurred a net loss of $46.7 million and used cash in operating activities of $5.9 million in 2010. As of December 31, 2010, our cash and cash equivalent balance was $24.6 million, our current bank indebtedness was $12.8 million and our long-term debt with related parties was $93.8 million. As discussed in Note 9 to the consolidated financial statements, the related party term loan lenders have waived their right to accelerate the maturity date of the long-term debt under any circumstances prior to January 15, 2012, including in the event we do not maintain compliance with our debt covenants. If we are unable to maintain our compliance with debt covenants in 2011, the lenders will have the right to accelerate the maturity date of the long-term debt on January 15, 2012. We do not anticipate having sufficient cash and cash equivalents to repay the debt should the related party lenders accelerate the maturity date and we would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. This could harm us by:

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;

•	limiting our ability to plan for, or react to, changes in our business and industry; and

•	influencing investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers.

Unfavorable economic and market conditions in the United States and the rest of world could impact our business in a number of ways, including:

•	Deferment of purchases and orders by customers;

•	Negative impact from increased financial pressures on distributors and resellers of our product; and

•	Negative impact from increased financial pressures on key suppliers.

In order for us to meet the long-term debt repayment requirements, we may need to raise additional capital by refinancing our debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what we currently operate under. Any equity financing transaction could result in additional dilution to our existing stockholders.

Based on our current plans and business conditions, we believe that our existing cash and cash equivalents and available credit facilities will be sufficient to satisfy our anticipated cash requirements during fiscal 2011.

Description of Existing Debt Obligations

We have related party long-term debt under a Term Loan Agreement and Shareholder Loans, and bank indebtedness with a Revolving Credit Agreement.

Term Loan Agreement

In connection with the consummation of the business combination between us and Dialogic Corporation, we entered into a second amended and restated credit agreement dated as of October 1, 2010, as amended, or the Term Loan Agreement, with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP, as lenders, or, collectively, the Term Lenders.

Principal Amount and Maturity. At December 31, 2010, term loans in the principal amount of $89.9 million were outstanding under the Term Loan Agreement and are due on September 30, 2013.

Voluntary and Mandatory Prepayments. The term loans may be prepaid, in whole or in part, from time to time, subject to payment of (i) if prepaid prior to the first anniversary of the closing date, a make-whole amount that includes a 5% premium, (ii) if prepaid after the first but prior to the second anniversary of the closing date, a premium of 5% and (iii) if prepaid after the second anniversary of the closing date, a premium of 2%.

We are required to offer to prepay the term loans out of the net proceeds of certain asset sales (including asset sales by us) at 100% of the principal amount of term loans prepaid, plus the prepayment premiums described above, subject to the Company’s right to reinvest some or all of the net proceeds in its business in lieu of prepayment. We are also required to prepay the term loans out of net proceeds from certain equity issuances, at 50% plus the prepayment premiums. If we raise at least $50.0 million within the first year of the loan agreements, 100% of the net proceeds are to be applied against the term loan, with a prepayment premium of 2%.

Interest Rates. The term loans bear interest, payable in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which is currently 11%, is based on our consolidated net leverage ratio. Upon the occurrence and continuance of an event of default, the term loans will bear interest at a default rate equal to the applicable interest rate plus 2%. At December 31, 2010, the interest rate was 13% on the aggregate of the Term Loans.

In addition, as a result of modifying the term loan in 2009, the principal of $85.0 million (plus accrued interest) was subject to an interest rate of 2% in the form of a PIK. At December 31, 2009, the interest rate for the $85.0 million Term Loan were comprised of $75.0 million at 14.5%, including 2% in PIK interest, and $10.0 million at 15%. The PIK interest was to be due and payable at the maturity date of the term loan before the acquisition. However, since the loan was modified due to the acquisition, the PIK interest amount owed of $3.1 million was added to the term loan principal amount.

Guarantors. The terms loans are guaranteed by Dialogic, Dialogic Corporation, Dialogic Networks (Israel) Ltd., and Veraz Networks LTDA, or, collectively the Term Loan Guarantors, with the exception of certain subsidiaries organized under the laws of countries other than the United States or Canada and certain immaterial U.S. subsidiaries that we have covenanted to wind-down and dissolve.

Security. The term loans are secured by a pledge of all of our assets and of the Term Loan Guarantors, including all intellectual property, accounts receivable, inventory and capital stock in our direct and indirect subsidiaries (except for certain subsidiaries organized under the laws of countries other than the United States or Canada). The security interest of the Term Lenders in inventory, accounts receivable and our related property and the Term Loan Guarantors is subordinated to the security interest of the Revolving Credit Lender in those assets.

Other Terms. We and our subsidiaries are subject to various affirmative and negative covenants under the Term Loan Agreement, including restrictions on incurring additional debt and contingent liabilities, granting liens, making investments and acquisitions, paying dividends or making other distributions in respect of its capital stock, selling assets and entering into mergers, consolidations and similar transactions, entering into transactions with affiliates and entering into sale and lease-back transactions. The Term Loan Agreement contains customary events of default, including our change in control without the Term Lenders consent. Financial covenants include adherence to specified minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, minimum interest coverage ratio and minimum consolidated total leverage ratio beginning for the four fiscal quarters ending September 30, 2011 and minimum liquidity balances beginning December 31, 2010 to the maturity of the agreement.

Term Loan Agreement Covenants

The following summarizes the financial covenants as defined in the Term Loan Agreement at December 31, 2010:

•

Minimum Liquidity — Defined as liquidity consisting principally of cash and cash equivalents, of at least $22.5 million as of December 31, 2010, which is the first test period for this covenant; $23.5 million as of March 31, 2011; $24.5 million as of June 30, 2011; $30.0 million as of September 30, 2011, December 30, 2011, March 31, 2012 and June 30, 2012; and $35.0 million as of September 30, 2012 and thereafter.

•

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $28.5 million for the four quarters ending September 30, 2011, which is the first test period for this covenant; $30.0 million for the four quarters ending December 31, 2011, March 31, 2012 and June 30 2012; $32.5 million for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; $35.0 million for the four quarters ending September 30, 2013.

•

Minimum Interest Coverage Ratio — Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 2 to 1 for the four quarters ending September 30 2011, which is the first test period for this covenant; December 31 2011, March 31, 2012 and June 30, 2012, and 2.5:1 ratio for the four quarters ending September, 2012 and thereafter.

•

Maximum Consolidated Total Leverage Ratio — Defined as the ratio of (i) the total consolidated debt outstanding at the end of the quarter to (ii) the consolidated EBITDA for such period and is not permitted to be greater than a ratio of 3.65 to 1 for the four quarters ending September 30, 2011, which is the first test period for this covenant; ratio of 3.5 to 1 for the four quarters ending December 31 2011, March 31, 2012 and June 30, 2012; ratio of 3:0 to 1 for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; ratio of 2.5:1 for the four quarters ending September 30, 2013.

As of December 31, 2010, we were in compliance with the Minimum Liquidity covenant. For the other covenants, Minimum EBITDA, Minimum Interest Coverage Ratio and Maximum Consolidated Total Leverage Ratio, there are no required compliance tests until September 30, 2011. In the event that the Company violates any of the financial covenants under the Term Loan Agreement, the Term Lenders could accelerate the maturity date of the principal and the accrued interest to be immediately due and payable. At December 31, 2010, this amounted to $89.9 million for the Term Loan and $3.0 million in accrued interest payable. In March 2011, the Company obtained a letter from the Term Loan Lenders confirming that they will not under any circumstance accelerate the maturity date of the Term Loan prior to January 15, 2012.

At March 31, 2010 and December 31, 2009, we were in default of one or more financial covenants as defined in the Term Loan Agreement. Covenants that were breached included the Minimum EBITDA, Minimum Interest Coverage Ratio and Maximum Consolidated Total Leverage Ratio. We requested, and were granted, waivers on the breached covenants included in the Term Loan Agreement. The financial covenants were reset at mutually agreed upon levels by us and the Term Lenders. As a result of the breach in covenants, we agreed to pay-in-kind an amendment waiver and other fees totaling $1.7 million, which was added to the outstanding principal of the term loan.

Shareholder Loans

At December 31, 2010, we had $3.0 million in long-term debt payable to certain of our shareholders, including our chief executive officer and members of our Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from the maturity date of the Term Loan Agreement, which would be in March 2014, or, collectively, the Shareholder Loans. During the years ended December 31, 2010 and 2009, we recorded interest expense of $0.7 million and $0.2 million, respectively, related to the Shareholder Loans. There are no covenants or cross default provisions associated with the Shareholder Loans.

If we consummate an equity financing before the Shareholder Loans are repaid, the noteholders, at their option, may convert all of the Shareholder Loan amount, including accrued PIK interest payable, into equity at the same rate and terms agreed to with other investors. The Shareholder Loan convertible option will apply solely to the first equity financing event consummated after the October 1, 2010 acquisition date.

Revolving Credit Agreement

Revolving Credit Amount and Maturity. We have a working capital facility, or Revolving Credit Agreement, with Wells Fargo Foothill, or the Revolving Credit Lender. In connection with the reverse acquisition, the Revolving Credit Agreement maturity date was amended and extended to September 30, 2013. We may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to us, which is referred to as the “borrowing base.”

As of December 31, 2010, the borrowing base under the Revolving Credit Agreement amounted to $16.3 million, we had borrowed $12.8 million, and the unused line of credit totaled $12.2 million, of which $3.5 million was available for additional borrowings.

The commitment of the Revolving Credit Lender to make revolving credit loans terminates and all outstanding revolving credit loans are due on September 30, 2013. We may repay the facility at our option with 30 days’ notice to the Revolving Credit Lender.

Mandatory Prepayments. We are required to prepay revolving credit loans in an amount equal to 100% of the net proceeds from the sale or other disposition of inventory other than in the ordinary course of business, subject to the right to apply the net proceeds to the acquisition of replacement property in lieu of prepayment. In certain instances if we terminate and prepay the revolving credit loans, such event may trigger a prepayment premium equal to (i) 1% if such event occurs prior to October 1, 2011 or (ii) 0.5% if such event occurs on or after October 1, 2011 and prior to October 1, 2012.

Interest Rates and Fees. At our election, revolving credit loans may bear interest at a rate equal to the prime rate plus 2.5% or at a rate equal to reserve-adjusted one-, two- or three- month LIBOR plus 4%. Upon the occurrence and continuance of an event of default and at the election of the Revolving Credit Lender, the revolving credit loans will bear interest at a default rate equal to the then applicable interest rate or rates plus 2%. We pay the Revolving Credit Lender a monthly fee on the unused portion of the maximum revolver amount, as well as a monthly collateral management fee.

The average interest rate for the year ended December 31, 2010 was 6.1%. During 2009, we and the Revolving Credit Lender agreed to a minimum interest rate of 6% through October 1, 2010 and the average interest rate for the year ended December 31, 2009 was 5.6%.

Guarantors. The revolving credit loans are guaranteed by us, Dialogic Corporation, Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Veraz Networks LTDA, or the Revolving Credit Guarantors.

Security. The revolving credit loans are secured by a pledge of the assets of us and of the Revolving Credit Guarantors consisting of accounts receivable and inventory and related property. The security interest of the Revolving Credit Lenders is prior to the security interest of the Term Lenders in these assets, subject to the terms and conditions of an inter-creditor agreement.

Other Terms. We and our subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on our capital stock, entering into transactions with affiliates and making capital expenditures. The Revolving Credit Agreement contains customary events of default, including a change in our control.

Revolving Credit Agreement Covenants

The following summarizes the material covenant’s compliance status as defined in the Revolving Credit Lender at December 31, 2010:

•

Minimum Cash Balance — Defined as maintaining at least $3.0 million in controlled non-restricted cash and cash equivalent accounts, (as defined between the lender and borrower) located in either the U.S. or Canada through December 31, 2011.

•

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $28.5 million for the four quarters ending September 30, 2011, which is the first test period for this covenant; $30.0 million for the four quarters ending December 31, 2011, March 31, 2012 and June 30 2012; $32.5 million for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; and $35.0 million for the four quarters ending September 30, 2013.

At March 31, 2010 and December 31, 2009, we were in default of one or more financial covenants as defined in the the Revolving Credit Lender. We requested, and were granted, waivers on the breached covenants included in the the Revolving Credit Lender. The financial covenants were reset at mutually agreed upon levels by us and the Revolving Credit Lender.

Operating Activities

Net cash used in operating activities of $5.9 million in 2010 was primarily attributable to our net loss of $46.7 million, offset by adjustments for non-cash items aggregating to $33.6 million for items such as depreciation, amortization, stock-based compensation, interest payable-in-kind on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges amounts to $13.1 million before net changes in operating assets and liabilities, net of effect of acquisition. Our operating assets and liabilities increased by $5.4 million and $12.6 million, net of the effect of the acquisition. The increase in operating assets, relates to accounts receivable of $2.8 million, and prepaid expenses and other assets of $2.8 million. The increase in our operating liabilities is primarily attributable to an increase of $8.3 million in deferred revenue for maintenance support contracts sold to customers in the assumed business, an increase of $2.6 million in interest payable, and an increase of $2.4 million in accounts payable and accrued liabilities.

Net cash provided by operating activities of $4.1 million in 2009 was primarily attributable from our net loss of $37.6 million, offset by adjustments for non-cash items aggregating to $37.1 million for items such as depreciation, amortization, interest payable-in-kind on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges amounts to $0.5 million before net changes in operating assets and liabilities. Our operating assets decreased by $4.6 million there was no net change in operating liabilities. The decrease in our operating assets was driven by lower inventory balances and collection of income tax receivable amounts. The decrease in inventory resulted from an increase in provisions for excess and obsolete inventory of $2.1 million; the remaining balance was based on inventory being consumed. The decrease in our operating liabilities is primarily attributable to decrease in accounts payable and accrued liabilities, offset by an increase in deferred revenue associated with an increase in services contracts.

Investing Activities

Net cash provided by investing activities of $26.4 million in 2010 consisted primarily of cash assumed from the acquisition of $29.4 million offset by $2.6 million in purchases of property and equipment.

Net cash used in investing activities of $3.4 million in 2009 consisted primarily of $3.1 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in of $0.1 million in 2010 included a $2.6 million payment of debt issuance costs related to the acquisition for the closing of the Term Loan and Revolving Credit Agreements, offset by $2.5 million in proceeds from our Revolving Credit Agreement facility to fund our operations and $0.2 million in proceeds from the exercise of stock options.

Net cash used in financing activities in of $0.7 million in 2009 included proceeds of $3.0 million related to Shareholder Loans obtained in August 2009, offset mainly by a $3.2 million repayment of our Revolving Credit Agreement facility.

Contractual Obligations and Commitments

As of December 31, 2010, the following summarizes our future contractual obligations for the periods presented (in thousands):

	Payments due in years ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Term loan agreement	$89,875	$—	$—	$89,875	$—	$—	$—
Term loan agreement — interest expense(1)	32,131	11,684	11,684	8,763	—	—	—
Shareholder loan	3,000	—	—	—	3,000	—	—
Shareholder loan — interest expense(2)	4,500	—	—	—	4,500	—	—
Purchase obligation(3)	1,277	1,277	—	—	—	—	—
Operating lease obligations	26,441	7,838	5,500	4,496	4,044	3,990	573

Total	$157,224	$20,799	$17,184	$103,134	$11,544	$3,990	$573

(1)	Based upon interest rate in effect at December 31, 2010.
(2)	Based upon contractual interest rate.
(3)	Purchase obligation relates to inventory purchases. These obligations do not include agreements that are cancelable without penalty.

The contractual obligation table above does not include reserves for uncertain tax positions recorded in accordance with the accounting guidance on uncertainties in income taxes. We have taken tax positions for which the ultimate amount and year(s) any necessary payments will be made that pertain to those tax positions is uncertain. As of December 31, 2010, the reserve for uncertain tax positions was $3.2 million.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

See Note 2(w) of the Consolidated Financial Statements for a full description of the recent accounting pronouncements including the expected date of adoption and effect on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

A significant portion of our cash flows and financial assets and liabilities are denominated in U.S. dollars, which is our functional and reporting currency. The majority of our revenues and most of our costs of sales, including subcontractor manufacturing expenses, are also denominated in U.S. dollars. However, we maintain sales and business operations in foreign countries and part of our operating expenses are incurred in these foreign countries. As such, we have exposure to adverse changes in exchange rates associated with operating expenses, including personnel, facilities and other expenses, of our foreign operations. Foreign currency risk is limited to the portion of our business transactions denominated in currencies other than U.S. dollars, and relates primarily to expenses in our Canadian, Brazilian and European operations. Our foreign currency transactions and fluctuations in the respective exchange rates relative to the U.S. dollar will create volatility in our cash flows and the reported amounts for selling, general and administrative expenses in our consolidated statements of operations.

We have not historically used forward contracts or other derivative instruments to mitigate the effects of foreign exchange risk on our operations. Although we have not used these instruments in the past, we have the ability under the terms of the Revolving Credit Agreement to enter into foreign currency forward contracts with the Revolving Credit Lender to protect against foreign exchange risks.

If the exchange rates between the U.S. dollar and the Great Britain Pound, Canadian dollar, Brazilian Reals and the Euros had increased or decreased by 10% in 2010, the foreign exchange (gain) or loss would have increased or decreased by approximately $3.5 million in 2010. Due to the impact of actual changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded foreign exchange losses of $0.3 million in 2010.

Credit Risk

Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Our financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash is placed with major financial institutions. Concentration of credit risk with respect to accounts receivable is mitigated by our credit evaluation process, credit insurance on certain receivables and the dispersion of our customers among different geographical locations around the world.

As of December 31, 2010, accounts receivable aggregating approximately $11.9 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, we are required to pay a premium equal to 0.20 % of consolidated sales for 2010.

Interest Rate Risk

We had cash and cash equivalents totaling $24.6 million at December 31, 2010. Our current monetary assets are not exposed to significant interest rate risk due to their relatively short-term nature. Excess cash is invested with financial institutions and generally bears interest at fixed rates. Changes in interest rates on cash balances held with those financial institutions would not have a significant effect on our consolidated statement of operations.

We also had long-term debt aggregating $93.8 million under our Term Loan Agreement and Shareholder Loans, and bank indebtedness of $12.8 million as of December 31, 2010. The bank indebtedness and the Term Loan Agreement bears interest at floating rates, generally tied to LIBOR. Accordingly, we are exposed to interest rate risk to the extent that our debt is at a variable rate of interest. We did not have any open derivative contracts relating to floating rate debt as of December 31, 2010 or 2009. An increase or decrease in the interest rate by 10% would have increased or decreased interest expense by $1.3 million in 2010.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dialogic Inc.:

We have audited the accompanying consolidated balance sheet of Dialogic Inc. (the Company) and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialogic Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California

March 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors

Dialogic Corporation:

We have audited the accompanying consolidated balance sheet of Dialogic Inc. (formerly Dialogic Corporation) and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialogic Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP*

Chartered Accountants

Montréal, Canada

July 10, 2010 (except as to note 2(c), which is as of October 1, 2010)

*	CA Auditor Permit No. 14114

DIALOGIC INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$24,559	$3,973
Restricted cash	650	—
Accounts receivable (net of allowances of $3,721 and $150)	57,931	39,407
Inventories	27,102	17,239
Prepaid expenses	5,703	3,628
Other current assets	7,695	3,288

Total current assets	123,640	67,535
Property and equipment, net	10,262	10,703
Intangible assets, net	46,904	52,890
Goodwill	31,614	19,749
Deferred debt issuance costs, net	3,307	2,116
Other assets	1,393	1,031

Total assets	$217,120	$154,024

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank indebtedness	$12,783	$10,304
Accounts payable	23,552	23,194
Accrued liabilities	23,765	7,150
Deferred revenue	17,209	5,716
Income taxes payable	2,010	964
Interest payable, related parties	2,953	391

Total current liabilities	82,272	47,719
Long-term debt, related parties	93,811	89,921
Income taxes payable	2,416	3,323
Deferred revenue	2,423	—

Total liabilities	180,922	140,963

Commitments and contingencies
Redeemable equity:
Class A shares, no par value, convertible. Authorized: 35,821,807 shares; issued and outstanding: zero in 2010 and 35,821,807 shares in 2009	—	44,656
Class B shares, no par value, convertible. Authorized: 11,310,903 shares; issued and outstanding: zero in 2010 and 11,310,903 shares in 2009	—	28,504
Class C shares, no par value, convertible. Authorized: 17,139,240 shares; issued and outstanding: zero in 2010 and 17,139,240 shares in 2009	—	19,978

Total redeemable equity	—	93,138

Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value. 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $0.001 par value. 200,000,000 shares authorized; 31,163,054 and 7,652,272 issued and outstanding in 2010 and 2009, respectively	31	8
Warrants	—	9,000
Additional paid-in capital	218,752	46,830
Accumulated other comprehensive loss	(22,071)	(22,114)
Accumulated deficit	(160,514)	(113,801)

Total stockholders’ equity (deficit)	36,198	(80,077)

Total liabilities and stockholders’ equity	$217,120	$154,024

See accompanying notes to consolidated financial statements

DIALOGIC INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009
Revenues
Products	$162,449	$165,498
Services	16,323	10,774

Total revenues	178,772	176,272

Cost of revenues:
Products	61,725	62,380
Services	11,412	9,253

Total cost of revenues	73,137	71,633

Gross profit	105,635	104,639

Operating expenses:
Research and development	46,152	42,012
Sales and marketing	51,536	48,056
General and administrative	28,535	25,330
Acquisition costs	6,628	—
Restructuring charges	2,047	3,418

Total operating expenses	134,898	118,816

Loss from operations	(29,263)	(14,177)
Other income (expense):
Interest and other income, net	476	74
Interest expense	(17,848)	(14,694)
Foreign exchange gains (losses), net	(302)	1,128

Total other expense	(17,674)	(13,492)

Loss before income taxes	(46,937)	(27,669)
Income tax provision (benefit)	(224)	9,974

Net loss	(46,713)	(37,643)
Change in redemption value of preferred shares	(3,047)	(6,555)

Net loss attributable to common shareholders	$(49,760)	$(44,198)

Net loss attributable to common shareholders per share — basic and diluted	$(3.67)	$(5.78)

Weighted average shares outstanding used in computing net loss allocable to common stockholders per share — basic and diluted	13,566	7,652

See accompanying notes to consolidated financial statements

DIALOGIC INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Redeemable equity							Stockholders’ equity (deficit)
	Class A shares		Class B shares		Class C shares			Common shares		Warrants		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Number	Amount	Number	Amount	Number	Amount	Total	Number	Amount	Number	Amount
Balance, December 31, 2008	35,821,807	$40,683	11,310,903	$28,504	17,139,240	$17,598	$86,785	7,652,272	$8	1,500,000	$9,000	$53,385	$(22,114)	$(76,158)	(35,879)
Share issue costs	—	—	—	—	—	(202)	(202)	—	—	—	—	—	—	—	—
Change in redemption amount of redeemable equity	—	3,973	—	—	—	2,582	6,555	—	—	—	—	(6,555)	—	—	(6,555)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,643)	(37,643)

Balance, December 31, 2009	35,821,807	44,656	11,310,903	28,504	17,139,240	19,978	93,138	7,652,272	8	1,500,000	9,000	46,830	(22,114)	(113,801)	(80,077)
Change in redemption amount of redeemable equity	—	2,986	—	(464)	—	525	3,047	—	—	—	—	(3,047)	—	—	(3,047)
Exchange of redeemable equity, common shares and cancellation of warrants	(35,821,807)	(47,642)	(11,310,903)	(28,040)	(17,139,240)	(20,503)	(96,185)	14,463,883	14	(1,500,000)	(9,000)	105,171	—	—	96,185
Accounting for reverse acquisition	—	—	—	—	—	—	—	8,919,158	9	—	—	63,418	—	—	63,427
Exercise of stock options	—	—	—	—	—	—	—	115,091	—	—	—	236	—	—	236
Release of common shares upon vesting of restricted stock units	—	—	—	—	—	—	—	12,650	—	—	—	—	—	—	—
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	—	—	—	—	—	5,962	—	—	5,962
Stock-based compensation in connection with restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	182	—	—	182
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,713)	(46,713)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	43	—	43

Balance at December 31, 2010	—	$—	—	$—	—	$—	$—	31,163,054	$31	—	$—	$218,752	$(22,071)	$(160,514)	$36,198

See accompanying notes to consolidated financial statements

DIALOGIC INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(46,713)	$(37,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,219	26,658
Stock-based compensation	6,144	—
Amortization of debt issuance costs	3,295	1,707
Interest for payment-in-kind on long-term debt	2,146	1,921
Allowance for doubtful accounts	521	20
Deferred income taxes	250	7,724
Other non-cash charges	80	(924)
Net changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,760)	(2,444)
Inventories	97	5,190
Prepaid expenses and other current assets	(2,758)	1,933
Accounts payable and accrued liabilities	2,350	(2,858)
Income taxes payable	(564)	956
Deferred revenue	8,273	1,515
Interest payable, related parties	2,562	391

Net cash provided by (used in) operating activities	(5,858)	4,146

Cash flows from investing activities:
Restricted cash	(48)	—
Purchases of property and equipment	(2,556)	(3,060)
Purchases of intangible assets	—	(590)
Other assets	(439)	215
Cash and cash equivalents assumed in business combination	29,407	—

Net cash provided by (used in) investing activities	26,364	(3,435)

Cash flows from financing activities:
Proceeds from the exercise of stock options	236	—
Debt issuance costs	(2,643)	(295)
Proceeds from long-term debt	—	3,000
Proceeds from (payments to) bank indebtedness, net	2,479	(3,158)
Share issue costs	—	(202)

Net cash provided by (used in) financing activities	72	(655)

Effect of exchange rate changes on cash and cash equivalents	8	(14)

Net increase in cash and cash equivalents	20,586	42
Cash and cash equivalents at beginning of year	3,973	3,931

Cash and cash equivalents at end of year	$24,559	$3,973

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$10,051	$10,442

Income taxes paid (refunded)	$652	$(65)

Non-cash transactions:
Common stock issued for acquisition of a business	$63,427	$—

Debt issuance costs — capitalized payment-in-kind	$1,843	$—

Fair value adjustments to goodwill	$—	$339

See accompanying notes to consolidated financial statements

DIALOGIC INC.

Notes to Consolidated Financial Statements

Note 1 – The Company

Dialogic Inc. (“Dialogic” or “Company”) is a leading provider of communications platforms and technology which enable service providers to build out Internet Protocol (“IP”) or packet based networks and enables developers and service providers to build and deploy innovative applications for use on these networks. The Company’s global customers rely on our portfolio of IP and Time Division Multiplexing (“TDM”) based multimedia processing and call control enabling technologies and products, and our services, to provide reliable, cost-effective and secure communications solutions to both the enterprise and service provider markets. The Company sells into both the enterprise and service provider communications market directly, and indirectly through distribution partners such as telecommunications equipment vendors, value added resellers (“VAR’s”) and other channel partners.

Customers rely on Dialogic’s innovative IP software, transitional hybrid IP-TDM boards and platforms, and flexible TDM boards that provide engines for video, voice, conferencing and facsimile solutions, and IP and signaling gateways to enable the integration of new IP technologies into existing communication networks. Representative applications that are enabled by its technology include: Unified Communications/Unified Messaging, Short Message Service (“SMS”), Voice and Video SMS, Mobile Video Messaging, Voicemail/Videomail, Interactive Voice Response and Interactive Voice and Video Response solutions, and Audio and Video Conferencing. The Company also provides voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use the Company’s products to switch, transport, convert and manage data and voice traffic over both legacy TDM networks and IP networks, while enabling Voice Over Internet Protocol (“VoIP”) and other multimedia services.

Acquisition

On October 1, 2010, the transaction contemplated by the Acquisition Agreement, dated May 12, 2010, (the “Acquisition Agreement”) was consummated, by and between Dialogic (formerly Veraz Networks, Inc.) and Dialogic Corporation, pursuant to which Dialogic Corporation became a wholly owned subsidiary of Dialogic (the “Arrangement”). On October 1, 2010, the Company also effected: (1) an amendment to Dialogic’s amended and restated certificate of incorporation to change the name from “Veraz Networks, Inc.” to “Dialogic Inc.” (the “Name Change Amendment”); and (2) an amendment to Dialogic’s amended and restated certificate of incorporation to effect a reverse stock split of the issued and outstanding shares of Dialogic common stock, pursuant to which each five shares of common stock outstanding became one share of common stock, or the Reverse Stock Split Amendment.

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were assessed at fair value and the assets and liabilities of Dialogic Corporation were carried over at the historical cost. Refer to Note 3 for details on the allocation of the consideration transferred. For the years ended December 31, 2010 and 2009, the statements of operations and statements of cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the statements of operations and statements of cash flows include the results of the former Veraz Networks, Inc. since the date of acquisition of October 1, 2010.

All common stock share and per share data presented in the accompanying consolidated financial statements have been retroactively restated to give effect to the reverse stock split. Also, all common stock share and per share data presented in the accompanying consolidated financial statements reflects the legal capital of the former Veraz Networks, Inc. and the common stock share and per share amounts reflect the shares outstanding of the former Dialogic Corporation retroactively adjusted for the exchange ratios in the Acquisition Agreement to reflect the number of shares received in the business combination.

The Reverse Stock Split Amendment and the Name Change Amendment became effective after the close of markets on October 1, 2010 and the common stock of Dialogic Inc. began trading on The NASDAQ Global Market on a post-reverse-split basis on October 4, 2010 under the new symbol “DLGC”.

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies of the Company are as follows:

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include estimating the useful lives of long-lived assets, determining the allowance for doubtful accounts, as well as the reserves for sales returns and allowances, inventory obsolescence and warranty obligation, the valuation of deferred tax assets, stock-based compensation and income tax uncertainties, impairment testing of goodwill and intangible assets and estimating the fair value of assets acquired and liabilities assumed at date of acquisition for businesses acquired. The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes in the estimates used in the preparation of the consolidated financial statements, and actual results could differ from the estimates and assumptions. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and emerging markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(c) Basis of Presentation

The Company changed the presentation of its consolidated statements of stockholders’ equity (deficit). In a reverse acquisition, for legal purposes, Dialogic Corporation is the acquiree, but for accounting purposes, Dialogic Corporation is the acquirer of Dialogic (formerly Veraz Networks, Inc.). The consolidated financial statements prepared following the closing of the reverse acquisition is issued in the name of Dialogic, but is a continuation of the financial statements of Dialogic Corporation, with one adjustment: the legal capital is retroactively adjusted to reflect the legal capital of Dialogic. As the consolidated financial statements represent the continuation of the financial statements of Dialogic Corporation, except for the capital structure, consolidated financial statements after the close of the reverse acquisition reflects:

•	The assets and liabilities of Dialogic Corporation recognized and measured at their pre-combination carrying amounts;

•	The assets and liabilities of the former Veraz Networks, Inc. recognized and assessed at fair value at the closing date in accordance with ASC 805; and

•

The results of operations of Dialogic Corporation plus the results of operations of the former Veraz Networks, Inc. commencing on the date of the acquisition and the related purchase accounting adjustments to measure the former Veraz Networks, Inc.’s assets and liabilities at fair value.

Certain prior year presentations were adjusted to conform to the current year presentation.

(d) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2010, the Company incurred a net loss of $46.7 million and used cash in operating activities of $5.9 million in 2010. As of December 31, 2010, the Company’s cash and cash equivalent balance was $24.6 million, its current bank indebtedness was $12.8 million and its long-term debt with related parties was $93.8 million. As discussed in Note 9, the related party term loan lenders have waived their right to accelerate the maturity date of the long-term debt under any circumstances prior to January 15, 2012, including in the event the Company does not maintain compliance with its debt covenants. If the Company is unable to maintain compliance with its debt covenants in 2011, the lenders will have the right to accelerate the maturity date of the long-term debt on January 15, 2012. The Company does not anticipate having sufficient cash and cash equivalents to repay the debt should the related party lenders accelerate the maturity date and would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. This could harm the Company by:

•	increasing its vulnerability to adverse economic conditions in its industry or the economy in general;

•	requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

•	limiting its ability to plan for, or react to, changes in its business and industry; and

•	influencing investor and customer perceptions about its financial stability and limiting its ability to obtain financing or acquire customers.

Unfavorable economic and market conditions in the United States and the rest of world could impact the Company’s business in a number of ways, including:

•	Deferment of purchases and orders by customers;

•	Negative impact from increased financial pressures on distributors and resellers of its product; and

•	Negative impact from increased financial pressures on key suppliers.

In order for the Company to meet the long-term debt repayment requirements, the Company may need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders.

Based on the Company’s current plans and business conditions, it believes that its existing cash and cash equivalents and available credit facilities will be sufficient to satisfy its anticipated cash requirements during fiscal 2011.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several high credit quality financial institutions.

(f) Restricted Cash

Restricted cash represents collateral securing guarantee arrangements with banks. The amounts expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period.

(g) Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. In assessing the net realizable value of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. Once inventory has been written down to its estimated net realizable value, its carrying value cannot be increased due to subsequent changes in demand forecasts. To the extent that a severe decline in forecasted demand occurs, or the Company experiences a higher incidence of inventory obsolescence due to rapidly changing technology and customer requirements, the Company may incur significant charges for excess inventory.

Title and risk of loss of inventory generally transfer to the customer when the product is shipped. However, when certain revenue arrangements require evidence of customer acceptance where the services have been identified as critical to the functionality, the Company classifies the delivered product as inventory in the accompanying consolidated financial statements. The revenue associated with such delivered product is deferred as a result of not meeting the revenue recognition criteria (see Note 2(i)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment and classifies the deferred costs as “Work in process” within the inventories line item (see Note 5). These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, or of cash received, all related inventory costs are expensed at the date of customer acceptance.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

(h) Concentrations and Credit risk

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. The Company’s financial assets that are exposed to credit risk consist primarily of cash and accounts receivable. Cash is placed with major financial institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the Company’s credit evaluation process, credit insurance on certain receivables and the dispersion of the Company’s customers among different geographical locations around the world. The carrying amount of these financial assets, as disclosed in the consolidated balance sheet, represents the Company’s credit exposure at the reporting date.

One customer accounted for 10% and 13% of the Company’s revenues in 2010 and 2009, respectively. As of December 31, 2010 and 2009, a different customer accounted for 10% and 11% of the Company’s accounts receivable, respectively.

Two suppliers accounted for 10% or more of the Company’s purchases in 2010. Three suppliers accounted for 10% or more of the Company’s purchases in 2009.

(i) Revenue Recognition

The Company recognizes revenue and allocates it to each element of an arrangement based on objective evidence of fair value that is specific to the Company. When an arrangement involves multiple elements, such as hardware and software products, maintenance and/or professional services, the Company allocates the entire sales price to each respective element based on the vendor-specific objective evidence (“VSOE”) of the fair value for each element. When arrangements contain multiple elements and VSOE of fair value exists for all undelivered elements but not for the delivered elements, the Company recognizes revenue for the delivered elements using the residual method. The Company bases its determination of VSOE of the fair value of the undelivered elements based on substantive renewal rates of maintenance and support agreements, and on independently sold and negotiated service arrangements. For arrangements containing multiple elements where VSOE of fair value does not exist for an undelivered element, the Company defers revenue for the delivered and undelivered elements until VSOE of fair value exists for the undelivered elements or all elements have been delivered. The Company recognizes maintenance PCS revenue ratably over the maintenance support period. All of the Company’s products may be sold in bundled arrangements that include PCS, installation, training, and other professional services.

Revenue received from maintenance contracts is presented as deferred revenue and is recognized into revenue on a straight-line basis over the term of the contract. License fee revenue is recognized upon delivery of the licenses software and when all performance criteria are met. Revenue derived from the sale of products is generally recognized when title and risk of loss has been transferred to the customer. In addition, product, maintenance contract and license fee revenues are recognized when persuasive evidence of an arrangement exists, amounts are fixed or can be determined, and ability to collect is probable. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions, sales made to distributors under agreements allowing price protection and/or the right of return are deferred from revenue until the distributors ship the products, upon which the Company recognizes revenue.

Sales incentives are recorded as a reduction of revenue as there are no identifiable benefits received. The Company records a provision for estimated sales returns and allowances as a reduction from sales in the same period during which the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors.

The Company also has agreements with distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases in exchange for orders of an equal or greater amount. The Company recognizes an allowance for stock rotation rights based on historical experience and period-end inventory levels at the distributors. The provision is recorded as a reduction in revenues in the statement of operations.

The Company recognizes revenue when all of the following criteria are met:

(i)	Persuasive evidence of an arrangement exists — The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with the Company.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

(ii)	Delivery has occurred — Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, some arrangements require evidence of customer acceptance of the hardware and software products that have been sold. In such cases, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer or the Company has completed its contractual requirements. Revenue from sales of standalone services, including training courses, is recognized when the services are completed.

(iii)	The fee is fixed or determinable — The Company sells its products through its direct sales force and channel partners. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions, sales made to distributors under agreements allowing price protection and/or right of return are deferred until the distributors ship the products.

Arrangement	fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees are considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized equal to the cumulative amount due and payable after allocating a portion of the cumulative amount due and payable to any undelivered elements (generally PCS) based on vendor specific objective evidence, or VSOE, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. The Company defers the cost of inventory when products have been shipped, but have not yet been installed or accepted, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

(iv)	Collectibility is probable — Collectibility is assessed on a customer-by-customer basis. The Company evaluates the financial position, payment history, and ability to pay of new customers, and of existing customers that substantially expand their commitments. If it is determined prior to revenue recognition that collectibility is not probable, recognition of the revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied. In arrangements for which revenue recognition is limited to amounts of cash received, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

Revenues are recognized net of sales taxes. Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of 2010 and 2009. Shipping and handling costs are included in cost of revenues.

(j) Deferred Revenue

Deferred revenue represents fixed or determinable amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Advances paid by customers prior to the delivery of product and services, due to existing legal arrangements for futures sales as of the balance sheet date, are classified as deferred revenue. Revenue from maintenance contracts is presented as deferred revenue and is recognized into revenue on a straight-line basis over the term of the contract. The current portion of deferred revenues represents deferred revenue that is expected to be recognized as revenue within 12 months from the balance sheet date. The long-term portion of deferred revenues represents deferred revenue that is expected to be recognized as revenue beyond 12 months from the balance sheet date.

(k) Product Warranties

The Company’s products are generally subject to warranties, and liabilities are established for the estimated future costs of repair or replacement through charges to cost of revenues at the time the related sale is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

(l) Property and Equipment and Intangible Assets

Property and equipment are stated at cost less accumulated depreciation. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated amortization are removed from the accounts, and any gain or loss is reflected in income. Expenditures for repairs and maintenance are expensed as incurred.

Depreciation and amortization

Depreciation and amortization are based on estimated useful lives using the following methods, rates and periods:

Property and equipment:	Method	Rate/period
Computer software, other than operating system	Declining balance	60%
Computer operating system	Straight-line	10 years
Computer equipment	Declining balance	60%
Furniture and fixtures	Declining balance	20%
Machinery and equipment	Straight-line	5 years
Leasehold improvements	Straight-line	Lesser of lease term and economic life, to a maximum of 10 years

Intangible Assets:
Software licenses	Straight-line	3 years
Technology	Economic consumption	2 to 10 years
Customer relationships	Economic consumption	6 to 14 years

The Company has operating leases related to its leased office space, equipment and cars.

(m) Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized for the excess, if any. The impairment testing is performed during the last quarter of the fiscal year.

(n) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business acquisition. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which the goodwill relates to its carrying value. To the extent the carrying amount exceeds its fair value, the Company measures the amount of impairment by the excess of carrying value over the implied fair value of goodwill. The impairment is charged to income in the period in which it is determined. The impairment testing is performed during the last quarter of the fiscal year.

During the quarters ended December 31, 2010 and 2009, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in either year.

(o) Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $0.9 million and $0.8 million in advertising costs in 2010 and 2009, respectively.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

(p) Research and Development

Research and development expenses are charged to expense as incurred. These costs include payroll, employee benefits, equipment depreciation, materials, and other personnel-related costs associated with product development. Costs incurred with respect to internally developed technology and engineering services included in research and development are expensed as incurred.

(q) Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist (“OCS”) of the Israeli Ministry of Industry, Trade, and Labor, or the OCS, as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues.

(r) Foreign Currency Translation

Functional and reporting currency:

The Company’s revenues, expenses, assets and liabilities are primarily denominated in U.S. dollars, and as a result, the Company adopted the U.S. dollar as its functional and reporting currency. The Company has identified certain foreign subsidiaries where the functional currency is their local reporting currency. Translation gains or losses are recorded in foreign exchange gains (losses), net in the accompanying consolidated statements of operations.

Foreign currency translation:

For foreign subsidiaries using the U.S. dollar as their functional currency, transactions and monetary balances denominated in non-dollar currencies are remeasured into dollars using current exchange rates. Monetary assets and liabilities are revalued into the functional currency at each balance sheet date using the exchange rate in effect at that date, with any resulting exchange gains or losses being credited or charged to the foreign exchange gains (losses), net in the accompanying consolidated statements of operations. Non-monetary assets and liabilities are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction and are not revalued for subsequent changes in exchange rates.

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effect of these translation adjustments are reported as a separate component of stockholders’ equity.

(s) Accounts Receivable and Allowance for Doubtful Accounts

Generally, the Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.

The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivable aging and evaluates individual customer receivables by considering its knowledge of a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company reviews its allowance for doubtful accounts regularly. However, judgment is required to determine whether an increase or reversal of the allowance is warranted. The Company will record an increase of the allowance if there is a deterioration in past due balances, if economic conditions are less favorable than the Company had anticipated, or for customer-specific circumstances, such as bankruptcy. The Company will record a reversal of the allowance if there is significant improvement in collection rates. Historically, the allowance has been adequate to cover the actual losses from uncollectible accounts.

(t) Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

amount expected to be more likely than not realized. As a result of recent cumulative losses and uncertainty regarding future taxable income, the Company determined based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods.

The Company classifies interest and penalties related to uncertain tax contingencies as a component of income tax expense in the consolidated statement of operations. Income taxes payable are recorded whenever there is a difference between amounts reported by the Company in its tax returns and the amounts the Company believes it would likely pay in the event of an examination by the taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in the recognition or measurement are reflected in the period in which the change occurs.

(u) Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. There is no significant difference between the Company’s net loss and its total comprehensive loss for the years ended December 31, 2010 and 2009.

(v) Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model and is recognized as expense on a straight-line basis over the requisite service period. This model requires various judgment-based assumptions including expected volatility, interest rates and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future; specifically, any changes in assumptions for expected volatility and expected life significantly affect the grant date fair value. Changes in the expected dividend rate and expected risk-free rate of return do not significantly impact the calculation of fair value, and determining these inputs is not highly subjective. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of the stock-based awards. The Company determined the expected term in accordance with the “simplified method” for a plain vanilla employee stock option for which the value was estimated using a Black-Scholes formula. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach was permitted as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data.

(w) Recent Accounting Pronouncements

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update, or FASB ASU 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, or ASU 2009-13. ASU 2009-13 addresses how to measure and allocate arrangement consideration to one or more units of accounting within a multiple-deliverable arrangement. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The Company will apply the accounting guidance prospectively and will become effective during the first quarter of 2011. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 — Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. Previously, companies that sold tangible products with more than incidental software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is essential to the functionality.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in October 2009. The Company will apply the new guidance on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and will become effective during the first quarter of 2011. The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

Note 3 – Acquisition

Completion of Dialogic Corporation Acquisition

Background

On October 1, 2010, Dialogic (formerly Veraz Networks, Inc.), completed its business combination with Dialogic Corporation in accordance with the terms of the Acquisition Agreement, pursuant to which the Dialogic Corporation became a wholly owned subsidiary of Dialogic. In accordance with the Acquisition Agreement, the Company acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of 22,116,155 shares of Dialogic’s common stock. Acquisition costs related to the business combination were $6.6 million and expensed during 2010 as disclosed in the accompanying consolidated statement of operations.

All outstanding options to purchase Dialogic Corporation’s common shares were cancelled and new options to purchase Dialogic common stock were granted. Each such option became an option to acquire that number of shares of the Company’s common stock equal to the product obtained by multiplying the number of shares in the capital of Dialogic Corporation subject to such option by 0.9, rounded down to the nearest whole share of the Company’s common stock. Each such option has a purchase price per share of the Company’s common stock equal to the exercise price per share (in U.S. dollars) for such Dialogic Corporation option immediately prior to the consummation of the Arrangement divided by 0.9, rounded up to the nearest whole cent.

After taking into account the issuance of common stock in exchange for Dialogic Corporation’s preferred and common stock, as of immediately following the effective time of the Arrangement, the former Dialogic Corporation’s shareholders held approximately 70% of the total outstanding shares of common stock, and the then-existing Dialogic stockholders held approximately 30% of the Company’s outstanding common stock. As of October 1, 2010, immediately following the consummation of the Arrangement, there were approximately 31.0 million shares of the Company’s common stock issued and outstanding, after taking into account the one for five reverse stock split. As of December 31, 2010, there were approximately 31.2 million shares of the Company’s common stock issued and outstanding.

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. GAAP for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were remeasured at fair value and the assets and liabilities of Dialogic Corporation were carried over at their historical cost. For the years ended December 31, 2010 and 2009, the accompanying consolidated statements of operations and cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the accompanying consolidated statements of operations and statements of cash flows of the former Veraz Networks, Inc. are included from the date of acquisition of October 1, 2010.

The consideration transferred was based upon the fair value of Dialogic common stock outstanding of 8,919,158 shares as of October 1, 2010, multiplied by the stock closing price at October 1, 2010 of $6.65. The consideration transferred is based on the market price of Dialogic since management has determined that this was the most reliable measure of fair value. The total consideration transferred for the acquisition as of October 1, 2010 is as follows (in thousands):

Fair value of Dialogic common stock	$59,312
Fair value of Dialogic vested stock options and restricted stock units	4,115

Total consideration transferred	$63,427

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Stock Awards

The fair value of Dialogic’s vested stock options and earned portion of the unvested restricted stock units were considered in the determination of the purchase price. At October 1, 2010, the number of vested options and the earned portion of the unvested restricted stock units of Dialogic used in computing the purchase price were 1,137,000 and 49,000, respectively.

The total fair value of the Dialogic vested stock options and restricted stock units assumed as of October 1, 2010 was $4.1 million using the Black-Scholes option valuation model. The unearned compensation related to the Dialogic stock options as of October 1, 2010 was determined to be $0.3 million, net of estimated forfeitures, and will be expensed on a straight line basis over the remaining service period.

The fair values of the Company’s stock options as of October 1, 2010 were estimated using the following assumptions:

Assumptions	Estimated fair value of Dialogic stock options and unearned compensation
Expected term	0.3-5.8 Years
Risk-free interest rate	0.1-1.6%
Volatility	74-84%
Dividend yield	0%

The total purchase price was allocated based on the estimated fair value of net tangible and intangible assets acquired and assumed liabilities, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Goodwill recorded includes the value of establishing a global business enterprise in the telecommunications market. Intangible assets consist of product technology and customer relationships.

The following table presents the fair value of the net assets assumed at date of acquisition (in thousands):

Fair Value
Cash	$29,407
Accounts receivable	16,628
Inventories	9,928
Other assets, current	4,372
Property and equipment and other long-term assets	2,278
Technology	5,510
Customer relationships	4,500
Goodwill (non-tax deductible)	11,865

Assets assumed	84,488

Current liabilities	(16,164)
Deferred revenue	(4,897)

Liabilities assumed	(21,061)

Fair value of net assets assumed	$63,427

The intangible assets subject to amortization are being amortized on the economic consumption method during the useful lives below:

	Fair Value	Useful lives (in years)
Intangible Assets:
Technology	$5,510	2-9
Customer relationships	4,500	14

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Supplementary pro forma information (Unaudited)

The following pro forma financial information reflects the consolidated results of operations as if the acquisition of Dialogic had taken place on January 1, 2009. The pro forma financial information is not necessarily indicative of the results of operations as it would have been, had the transactions been reflected on the assumed date. No effect has been given for synergies that may have been realized through the acquisition. The pro forma financial information also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, adjustments to interest expense for borrowings and the elimination of merger costs incurred in 2010. Amounts are shown in thousands except per share amounts.

	Years Ended December 31, (Unaudited)
	2010	2009
Revenues	$224,875	$251,363

Net loss	$(42,994)	$(48,890)

Basic and diluted loss per share	$(1.38)	$(1.58)

Weighted average shares	31,054	31,035

Note 4 – Cash and Cash Equivalents

(a) Fair value

Assets are measured and recorded at fair value on a recurring basis for cash and cash equivalents, excluding accrued interest components, as presented on the Company’s consolidated balance sheets as of December 31, 2010 and 2009. A summary of cash and cash equivalents were as follows (in thousands):

	Carrying Cost	Unrealized Gains (Losses)	Fair Market Value
Security Description
December 31, 2010
Cash at bank	$17,647	$—	$17,647
Cash equivalents:
Money market funds	6,912	—	6,912

Total cash and cash equivalents	$24,559	$—	$24,559

December 31, 2009
Cash at bank	$3,973	$—	$3,973

Total cash	$3,973	$—	$3,973

Cash equivalents consist of instruments with the remaining maturities of three months or less at the date of purchase.

For other-than-temporary impairments, the Company discloses the gross unrealized losses and fair value for those investments that were in an unrealized loss position and have been in a continuous loss position. As of December 31, 2010 and 2009, the gross unrealized losses were zero.

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

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

The Company measures its available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value at Reporting Date Using
	December 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,912	$6,912	$—	$—

As of December 31, 2009, the Company did not have any money market funds.

Fair Value

The carrying amounts of cash, cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities and interest payable on long-term debt approximate fair value because of their generally short maturities. For cash equivalents the estimated fair values are based on market prices. In addition, the fair value of the long-term debt approximates the carrying amount since interest is based on market-based variable interest rates. The fair value of the Company’s long-term debt is estimated by discounting in the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

(b) Interest rate risk

The Company’s current monetary assets are not exposed to significant rate risk due to their relatively short-term nature. Excess cash was invested with major financial institutions and generally bears interest at fixed rates. Changes in interest rates on cash balances held with those financial institutions would not have a significant effect on the Company’s consolidated results. Bank indebtedness and the majority of long-term debt bear interest at floating rates, generally tied to LIBOR. Accordingly, the Company was exposed to interest rate risk to the extent that its long-term debt was at a variable rate of interest.

(c) Currency risk

A significant portion of the Company’s cash flows and financial assets and liabilities are denominated in U.S. dollars, which was the Company’s functional and reporting currency. Foreign currency risk was limited to the portion of the Company’s business transactions denominated in currencies other than U.S. dollars, primarily for expenses in the Company’s Canadian and European operations. For the Company’s foreign currency transactions, fluctuations in the respective exchange rates relative to the U.S. dollar will create volatility in the Company’s cash flows and the reported amounts for revenues and expenses in its consolidated statements of operations on a period-to-period basis. Additional earnings variability arises from the translation of foreign denominated monetary assets and liabilities for those foreign subsidiaries whose functional currency is the U.S. dollar, the impact of which was reported as foreign exchange gains and losses in the accompanying consolidated statements of operations.

Note 5 – Balance Sheet Components

The following tables provide details of selected balance sheet items as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Inventories:
Raw material and components	$10,079	$7,543
Work in process	10,913	7,786
Finished products	6,110	1,910

	$27,102	$17,239

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2010
	Cost	Accumulated depreciation and amortization	Net book value
Property and equipment, net:
Computer equipment and software	$40,126	$(33,973)	$6,153
Furniture and fixtures	3,720	(3,257)	463
Machinery and equipment	12,169	(9,718)	2,451
Leasehold improvements	4,565	(3,370)	1,195

	$60,580	$(50,318)	$10,262

	December 31, 2009
	Cost	Accumulated depreciation and amortization	Net book value
Computer equipment and software	$40,753	$(34,795)	$5,958
Furniture and fixtures	3,787	(3,397)	390
Machinery and equipment	12,004	(9,399)	2,605
Leasehold improvements	4,676	(2,926)	1,750

	$61,220	$(50,517)	$10,703

	December 31,
	2010	2009
Accrued liabilities:
Accrued compensation and benefits	$11,687	$6,423
Accrued restructing expenses	1,690	—
Deferred rent	1,639	—
Accrued royalty expenses	1,447	—
Accrued external sales agent commissions	1,378	—
Other accrued expenses	5,924	727

	$23,765	$7,150

Accounts receivable

As of December 31, 2010 and 2009, accounts receivable aggregating approximately $11.9 million and $12.3 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.20% of consolidated revenues.

Other current assets

At December 31, 2010, other current assets include $0.1 million in amounts due from shareholders for expenses that the Company has paid on their behalf. At December 31, 2009, other current assets include $0.1 million for a loan to an executive officer repayable upon the receipt of certain tax refunds by the executive. As of December 31, 2010, this loan to an executive officer was fully repaid.

Note 6 – Goodwill and Intangible Assets

The following was a summary of changes in goodwill for the fiscal years ended December 31, 2010 and 2009 (in thousands):

Amount
Balance, December 31, 2008	$19,410
Adjustments to goodwill on NMS acquisition	339

Balance, December 31, 2009	19,749
Acquisition of Dialogic	11,865

Balance, December 31, 2010	$31,614

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

During 2010, the increase to goodwill relates to the acquisition of Dialogic (see Note 3). In 2009, goodwill on the acquisition of the CP business of NMS Communications Corporation (“NMS”) consummated in December 2008 was increased by $0.3 million (from $19.4 million to $19.7 million) as a result of fair value adjustments to certain assets and liabilities during the measurement period.

Goodwill at December 31, 2010 and 2009 did not include any accumulated impairment losses.

The Company’s other intangible assets are comprised of the following:

Technology

Technology consists of patents, patent applications, design formulas, technical data, source code, drawings, and specifications and databases related to the developed technology.

Customer relationships

The acquired contractual customer relationships represent established relationships with customers of an acquired enterprise such that it can generate ongoing cash flows as well as the expectation of future business opportunities to be leveraged from the existing relationships with each client.

Trade names

Trade names consist of the Dialogic registered trademarks and various trade names relating to the EAS business, the dialogic.com domain name, and other registered and unregistered trademarks, service marks and registration applications. Trade names are considered to have an indefinite life because they are expected to contribute to cash flows for an indefinite period of time.

Software licenses

Software licenses represent the right to use software for a specified period of time.

The following was a summary of other intangible assets as at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,350	$—	$10,350

Finite-lived intangibles:
Technology	58,239	(34,817)	23,422
Customer relationships	38,312	(25,981)	12,331
Software licenses	3,477	(2,998)	479
Other	904	(582)	322

	$111,282	$(64,378)	$46,904

	December 31, 2009
	Cost	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,350	$—	$10,350

Finite-lived intangibles:
Technology	52,729	(26,150)	26,579
Customer relationships	33,812	(19,367)	14,445
Software licenses	3,532	(2,423)	1,109
Other	762	(355)	407

	$101,185	$(48,295)	$52,890

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Estimated aggregate amortization expense based on existing intangibles for each of the five succeeding fiscal years and thereafter is approximately as follows (in thousands):

Years	Technology	Customer relationships	Software licenses	Other	Total
2011	$7,713	$5,013	$474	$211	$13,411
2012	5,696	3,178	5	88	8,967
2013	3,890	1,666	—	23	5,579
2014	2,760	944	—	—	3,704
2015	1,826	598	—	—	2,424
Thereafter	1,537	932			2,469

	$23,422	$12,331	$479	$322	$36,554

Weighted average amortization period (in years)	6.1	7.9	0.9	2.3

Note 7 – Deferred Debt Issuance Costs

The following is a summary of changes in deferred debt issuance costs (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$2,116	$3,528
Add: Debt issuance costs incurred during the year
Payment-in-kind	1,843	—
Cash	2,643	295
Less: Amortization for the year	(3,295)	(1,707)

Balance, end of year	$3,307	$2,116

Debt issuance costs are being amortized over the term of the related debt using the effective interest method and such amortization is classified as interest expense in the accompanying consolidated statements of operations.

Note 8 – Bank Indebtedness

In connection with the reverse acquisition on October 1, 2010, the Company entered into a Consent and Thirteenth Amendment dated October 1, 2010 (“Thirteenth Amendment”), relating to the credit agreement dated as of March 5, 2008, as amended (“Revolving Credit Agreement”), with Wells Fargo Foothill Canada ULC, as administrative agent and as a lender (“Revolving Credit Lender”).

Revolving Credit Agreement

Revolving Credit Amount and Maturity. The Company has a working capital facility or Revolving Credit Agreement (“RCA”) with the Revolving Credit Lender. In connection with the reverse acquisition, the Revolving Credit Agreement maturity date was amended and extended to September 30, 2013. The Company may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to the Company, which is referred to as the “borrowing base.”

As of December 31, 2010, the borrowing base under the Revolving Credit Agreement amounted to $16.3 million, the Company had borrowed $12.8 million, and the unused line of credit totaled $12.2 million, of which $3.5 million was available for additional borrowings.

The commitment of the Revolving Credit Lender to make revolving credit loans terminates and all outstanding revolving credit loans are due on September 30, 2013. The Company may repay the facility at its own option with 30 days’ notice to the Revolving Credit Lender.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Mandatory Prepayments. The Company is required to prepay revolving credit loans in an amount equal to 100% of the net proceeds from the sale or other disposition of inventory other than in the ordinary course of business, subject to the right to apply the net proceeds to the acquisition of replacement property in lieu of prepayment. In certain instances if the Company terminates and prepays the revolving credit loans, such event may trigger a prepayment premium equal to (i) 1% if such event occurs prior to October 1, 2011 or (ii) 0.5% if such event occurs on or after October 1, 2011 and prior to October 1, 2012.

Interest Rates and Fees. At the Company’s election, revolving credit loans may bear interest at a rate equal to the prime rate plus 2.5% or at a rate equal to reserve-adjusted one-, two- or three- month LIBOR plus 4%. Upon the occurrence and continuance of an event of default and at the election of the Revolving Credit Lender, the revolving credit loans will bear interest at a default rate equal to the then applicable interest rate or rates plus 2%. The Company pays the Revolving Credit Lender a monthly fee on the unused portion of the maximum revolver amount, as well as a monthly collateral management fee.

The average interest rate for the year ended December 31, 2010 was 6.1%. During 2009, the Company and the Revolving Credit Lender agreed to a minimum interest rate of 6% through October 1, 2010 and the average interest rate for the year ended December 31, 2009 was 5.6%.

Guarantors. The revolving credit loans are guaranteed by Dialogic, Dialogic Corporation, Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Veraz Networks LTDA (“Revolving Credit Guarantors”).

Security. The revolving credit loans are secured by a pledge of the assets of the Company and of the Revolving Credit Guarantors consisting of accounts receivable and inventory and related property. The security interest of the Revolving Credit Lenders is prior to the security interest of the Term Lenders, as defined below, in these assets, subject to the terms and conditions of an inter-creditor agreement.

Other Terms. The Company and its subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on its capital stock, entering into transactions with affiliates and making capital expenditures. The Revolving Credit Agreement contains customary events of default, including a change in control of the Company.

Revolving Credit Agreement Covenants

The following summarizes the material covenant’s compliance status as defined in the Revolving Credit Agreement at December 31, 2010:

•

Minimum Cash Balance — Defined as maintaining at least $3.0 million in controlled non-restricted cash and cash equivalent accounts, (as defined between the lender and borrower) located in either the U.S. or Canada through December 31, 2011.

•

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $28.5 million for the four quarters ending September 30, 2011, which is the first test period for this covenant; $30.0 million for the four quarters ending December 31, 2011, March 31, 2012 and June 30 2012; $32.5 million for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; and $35.0 million for the four quarters ending September 30, 2013.

At March 31, 2010 and December 31, 2009, the Company was in default of one or more financial covenants as defined in the Revolving Credit Agreement. The Company requested, and was granted, waivers on the breached covenants included in the Revolving Credit Agreement. The financial covenants were reset at mutually agreed upon levels by the Company and the Revolving Credit Lender.

Note 9 – Long-Term Debt and Related Party Transactions

In connection with the reverse acquisition on October 1, 2010, the Company entered into a second amended and restated credit agreement dated as of October 1, 2010, as amended (“Term Loan Agreement”), with Obsidian, LLC (“Obsidian”), as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP, as lenders (“Term Lenders”). Tennebaum Capital Partners. LLC (“Tennebaum”), a private equity firm, manages the funds of the Term Lenders. Tennebaum also owns approximately 6.6% of the Company’s common stock as of December 31, 2010 and has held such interests in Dialogic Corporation since 2006. During the year ended December 31, 2010, a Managing Partner for Tennebaum also

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

served as a member of the Company’s Board of Directors and during the year ended December 31, 2009, a Managing Partner for Tennenbaum also served as a member of Dialogic Corporation’s Board of Directors. The Company incurred costs of $2.6 million paid to the Term Lenders in connection with the Term Loan Agreement, which was capitalized as debt issuance costs as of October 1, 2010.

As of December 31, 2010 and 2009, the Company owed long-term debt to the Term Lenders in the amounts of $89.9 million and $85.0 million, respectively, and interest payable of $3.0 million and $0.4 million, respectively. For the years ended December 31, 2010 and 2009, the Company recorded interest expense of $13.0 million and $11.9 million, respectively, related to the Term Loan Agreement of which $1.4 million and $1.7 million, respectively, related to capitalized Payment-In-Kind (“PIK”) interest; and $3.1 million and $1.5 million, respectively, of amortization charges for deferred debt issuance costs paid to the Term Lenders. For the years ended December 31, 2010 and 2009, the Company paid cash of $9.1 million and $9.8 million related to the interest expense to the Term Lenders. In addition, during the years ended December 31, 2010 and 2009, the Term Lenders were paid $2.6 million and $0.3 million, respectively, related to debt issuance costs.

The following table summarizes the long-term debt at (in thousands):

	December 31,
	2010	2009
Term loan	$89,875	$85,000
Shareholder loans	3,000	3,000
Accrued interest payable — shareholder loans	936	181
Accrued interest payable-in-kind — term loan	—	1,740

	$93,811	$89,921

Term Loan Agreement

Principal Amount and Maturity. At December 31, 2010, term loans in the principal amount of $89.9 million were outstanding under the Term Loan Agreement and are due on September 30, 2013.

Voluntary and Mandatory Prepayments. The term loans may be prepaid, in whole or in part, from time to time, subject to payment of (i) if prepaid prior to the first anniversary of the closing date, a make-whole amount that includes a 5% premium, (ii) if prepaid after the first but prior to the second anniversary of the closing date, a premium of 5% and (iii) if prepaid after the second anniversary of the closing date, a premium of 2%.

The Company is required to offer to prepay the term loans out of the net proceeds of certain asset sales (including asset sales by the Company) at 100% of the principal amount of term loans prepaid, plus the prepayment premiums described above, subject to the Company’s right to reinvest some or all of the net proceeds in its business in lieu of prepayment. The Company is also required to prepay the term loans out of net proceeds from certain equity issuances, at 50% plus the prepayment premiums. If the Company raises at least $50.0 million within the first year of the loan agreements, 100% of the net proceeds are to be applied against the term loan, with a prepayment premium of 2%.

Interest Rates. The term loans bear interest, payable quarterly in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which is currently 11%, is based on the Company’s consolidated net leverage ratio. Upon the occurrence and continuance of an event of default, the term loans will bear interest at a default rate equal to the applicable interest rate plus 2%. At December 31, 2010, the interest rate was 13% on the aggregate of the Term Loans.

In addition, in 2009, the principal of $85.0 million (plus accrued interest) was subject to an interest rate of 2% in the form of a PIK. At December 31, 2009, the interest rate for the $85.0 million Term Loan were comprised of $75.0 million at 14.5%, including 2% in PIK interest, and $10.0 million at 15%. The PIK interest was to be due and payable at the maturity date of the term loan before the acquisition. However, pursuant to the Term Loan Agreement beginning October 1, 2010, the PIK interest amount owed of $3.1 million was added to the term loan principal amount and all future interest is payable in cash.

Guarantors. The terms loans are guaranteed by Dialogic, Dialogic Corporation, Dialogic Networks (Israel) Ltd., and Veraz Networks LTDA (“Term Loan Guarantors”), with the exception of certain subsidiaries organized under the laws of countries other than the United States or Canada and certain immaterial U.S. subsidiaries that the Company has covenanted to wind-down and dissolve.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Security. The term loans are secured by a pledge of all of the assets of the Company and of the Term Loan Guarantors, including all intellectual property, accounts receivable, inventory and capital stock in the Company’s direct and indirect subsidiaries (except for certain subsidiaries organized under the laws of countries other than the United States or Canada). The security interest of the Term Lenders in inventory, accounts receivable and related property of the Company and the Term Loan Guarantors is subordinated to the security interest of the Revolving Credit Lender in those assets.

Other Terms. The Company and its subsidiaries are subject to various affirmative and negative covenants under the Term Loan Agreement, including restrictions on incurring additional debt and contingent liabilities, granting liens, making investments and acquisitions, paying dividends or making other distributions in respect of its capital stock, selling assets and entering into mergers, consolidations and similar transactions, entering into transactions with affiliates and entering into sale and lease-back transactions. The Term Loan Agreement contains customary events of default, including a change in control of the Company without the Term Lenders consent. Financial covenants include adherence to specified minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest coverage ratio and minimum consolidated total leverage ratio beginning for the four fiscal quarters ending September 30, 2011 and minimum liquidity balances beginning December 31, 2010 to the maturity of the agreement.

Term Loan Agreement Covenants

The following summarizes the financial covenants as defined in the Term Loan Agreement at December 31, 2010:

•

Minimum Liquidity — Defined as liquidity consisting principally of cash and cash equivalents, of at least $22.5 million as of December 31, 2010, which is the first test period for this covenant; $23.5 million as of March 31, 2011; $24.5 million as of June 30, 2011; $30.0 million as of September 30, 2011, December 30, 2011, March 31, 2012 and June 30, 2012; and $35.0 million as of September 30, 2012 and thereafter.

•

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $28.5 million for the four quarters ending September 30, 2011, which is the first test period for this covenant; $30.0 million for the four quarters ending December 31, 2011, March 31, 2012 and June 30 2012; $32.5 million for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; $35.0 million for the four quarters ending September 30, 2013.

•

Minimum Interest Coverage Ratio — Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 2 to 1 for the four quarters ending September 30 2011, which is the first test period for this covenant, December 31 2011, March 31, 2012 and June 30, 2012, and 2.5:1 ratio for the four quarters ending September, 2012 and thereafter.

•

Maximum Consolidated Total Leverage Ratio — Defined as the ratio of (i) the total consolidated debt outstanding at the end of the quarter to (ii) the consolidated EBITDA for such period and is not permitted to be greater than a ratio of 3.65 to 1 for the four quarters ending September 30, 2011, which is the first test period for this covenant; ratio of 3.5 to 1 for the four quarters ending December 31 2011, March 31, 2012 and June 30, 2012; ratio of 3.0 to 1 for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; ratio of 2.5:1 for the four quarters ending September 30, 2013.

As of December 31, 2010, the Company is in compliance with the Minimum Liquidity covenant. For the other covenants, Minimum EBITDA, Minimum Interest Coverage Ratio and Maximum Consolidated Total Leverage Ratio, there are no required compliance tests until September 30, 2011. In the event that the Company violates any of the financial covenants under the Term Loan Agreement, the lender could accelerate the maturity date of the principal and the accrued interest to be immediately due and payable. At December 31, 2010, this amounted to $89.9 million for the Term Loan and $3.0 million in accrued interest payable. In March 2011, the Company obtained a letter from the Term Loan Lenders confirming that they will not under any circumstance accelerate the maturity date of the Term Loan prior to January 15, 2012.

At March 31, 2010 and December 31, 2009, the Company was in default of one or more financial covenants as defined in the Term Loan Agreement. Covenants that were breached included the Minimum EBITDA, Minimum Interest Coverage Ratio and Maximum Consolidated Total Leverage Ratio. The Company requested, and was granted, waivers on the breached covenants included in the Term Loan Agreement. The financial covenants were reset at mutually agreed upon levels by the Company and the Term Loan Lenders. As a result of the breach in covenants, the Company agreed to pay-in-kind an amendment waiver and other fees totaling $1.7 million, which was added to the outstanding principal of the term loan and capitalized as additional debt issuance costs.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Shareholder Loans

At each of December 31, 2010 and 2009, the Company had $3.0 million in long-term debt payable to certain shareholders of the Company, including the Company’s Chief Executive Officer and members of the Company’s Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from the maturity date of the Term Loan Agreement, which would be in March 2014. During the years ended December 31, 2010 and 2009, the Company recorded interest expense of $0.7 million and $0.2 million, respectively, related to these shareholder loans. There are no covenants or cross default provisions associated with these shareholder loans.

In the event that the Company consummates an equity financing before the loans are repaid, the noteholders, at their option, may convert all of the shareholder loan amount, including accrued PIK interest payable, into equity at the same rate and terms agreed to with other investors. The shareholder loan convertible option will apply solely to the first equity financing event consummated after the October 1, 2010 acquisition date.

Note 10 – Restructuring Charges

The Company adopted and implemented a restructuring program in January 2009. In connection with its plan, the Company terminated 116 employees in 2009. The employees were granted separation benefits upon their termination in accordance with their employment agreements, applicable law and the severance policy of the Company. All amounts related to the 2009 terminations were paid in 2009.

For the quarters ended September and December of 2010, the Company determined it would further reduce its workforce by 23 and 36 employees and contractors, respectively, and to consolidate certain operations across all organizations. These activities consist of severance costs and benefits.

Restructuring activity for the years ended December 31, 2010 and 2009 was as follows (in thousands):

Employee Termination/ Severance and Related Costs
Balance at December 31, 2008	$2,404
Charges to operations	3,418
Payments made during the year	(5,822)

Balance at December 31, 2009	—
Liability assumed in reverse acquisition	525
Charges to operations	2,047
Payments made during the year	(882)

Balance at December 31, 2010	$1,690

Included as a component of Dialogic’s current accrued liabilities on its Consolidated Balance Sheets as of December 31, 2010 is a restructuring accrual of $1.7 million, which the Company expects to pay by the end of December 2011.

Note 11 – Stockholders’ Equity

(a) Redeemable equity

Pursuant to the terms of the Acquisition Agreement, Dialogic acquired all of the outstanding common and preferred shares of Dialogic Corporation in consideration of the issuance of shares of Dialogic common stock. The Dialogic Corporation shareholders received an aggregate of 22.1 million of Dialogic common stock, of which 14.5 million shares were received by the Class A, B and C preferred shareholders. The Arrangement was carried out pursuant to a plan of arrangement pursuant to the British Columbia Business Corporation Act as set forth in the Acquisition Agreement. The holders of Class A, B and C preferred shares had the right to demand redemption of their shares from Dialogic Corporation at specified dates. The redemption price was determined to be the higher of the original subscription price or fair value as determined by the Board of Directors. According to the Acquisition Agreement, on October 1, 2010 Dialogic’s Class A, B and C preferred shares were redeemed and converted into common shares of 7.2 million, 4.2 million and 3.1 million, respectively, at the applicable conversion factors in the Acquisition Agreement.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

The Company follows the applicable U.S. GAAP and Securities and Exchange Commission (“SEC”) authoritative guidance for redeemable stock, which requires the Company to record the Class A, B and C shares at full redemption value at each balance sheet date as redemption of those securities is not solely within the control of the Company. In the absence of retained earnings or additional paid-in capital, increases to the redemption value of the securities are charged to paid-in capital (common stock). Decreases to the redemption value of the securities are credited to additional paid-in capital. During 2010 and 2009, the Company recorded increases in the redemption values of the redeemable equity, which aggregated $3.0 million and $6.6 million, respectively.

(b) Warrants

In October 2007, pursuant to the EAS business acquisition, Dialogic Corporation issued 1,500,000 warrants to purchase common shares (the “Warrants”). Each Warrant was exercisable for the purchase of one Dialogic Corporation common share with an expiration date of October 5, 2015. As part of the business combination between the Company and Dialogic Corporation, the Warrants were canceled. In 2007, the Company recognized the Warrants as a separate equity instrument. The Company allocated the consideration paid to acquire the shares of EAS in 2007 between the Class B shares and the Warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the Warrants at $9.0 million, in aggregate, as additional paid-in capital, and the fair value of the Class B shares at $22.0 million for an aggregate consideration of $31.0 million.

The fair value of the Warrants was determined by the Black-Scholes-Merton option pricing model using the following assumptions: an expected life of eight years, an expected volatility of 70%, a risk-free interest rate of 4.40% and no dividend yield.

As of December 31, 2009, there were 1.5 million Warrants outstanding that were exercisable for the purchase of 1.5 million shares of common stock with an expiration date of October 5, 2015, at an exercise price of $22.50 per common share. All of Dialogic Corporation’s outstanding warrants were cancelled on October 1, 2010 as a result of the acquisition.

(c) Reverse Stock Split

In accordance with the Reverse Stock Split Amendment, on October 1, 2010, the Company effected a reverse split of its common stock pursuant to which each five shares of common stock outstanding became one share of common stock. All references to shares in the consolidated financial statements and the accompany notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been retroactively adjusted to reflect the reverse stock split for all periods presented. As a result, previously awarded options to purchase shares of the Company’s common stock by Dialogic Corporation have been also retroactively adjusted to reflect the reverse stock split.

Note 12 – Stock-Based Compensation

Employee Benefit Plans

For the year ended December 31, 2009 and for the period ended September 30, 2010, the Dialogic Corporation Employee Stock Option Plan (“ESOP”) was effective. For the period from October 1, 2010 through December 31, 2010, the Dialogic 2006 Equity Incentive Plan (“2006 Plan”) became effective due to the reverse acquisition of Dialogic and the Company’s adoption of the 2006 Plan on a go forward basis.

(i) Dialogic Corporation — ESOP for the period from January 1, 2009 through September 30, 2010

The ESOP was adopted on October 24, 2003 for the purchase of common shares and was for the benefit of the executives of Dialogic Corporation. The granting of options under the ESOP was limited to a 10% dilution factor and was based upon the approval of the Board. The options vested equally over three years and expire ten years from date of grant. Approximately 0.3 million initial options were granted under the original plan. The ESOP was subsequently amended to limit the dilution factor to 5%, to include all employees to increase the number of shares reserved for issuance under the ESOP and to amend the vesting conditions (“Amended Plan”), with the last amendment occurring in 2008.

The Amended Plan provides that the options will vest as follows: (i) 25% on the first anniversary of the grant date, and commencing one month after the first anniversary of the grant date and ending on the fourth anniversary of the grant date, 1/36 of the remaining 75% of the options shall vest each month; or (ii) at such other time or times as may be determined by the Board on the grant date, and shall expire ten years from the grant date. Options granted under the Amended Plan become exercisable once both the

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

service and performance conditions (occurrence of a liquidation event such as an initial public offering or acquisition as defined in the Amended Plan) are probable of being achieved. Dialogic Corporation would only commence recognizing compensation expense once the performance conditions have been achieved in accordance with the vesting provisions.

As of December 31, 2009, the maximum number of common shares that could be issued under the ESOP was 1.6 million, of which 1.3 million (net of actual forfeitures) had been granted and 0.3 million were vested. Unless otherwise determined by the Board, on the date of grant of the option, the price at which common shares were to be purchased under the plan was the estimated fair market value of the common shares as at the date of issue, as determined by the Board.

For the options already granted under the ESOP, the provisions of the ESOP applied to the 0.3 million options issued thereunder, except that the holders could have exercised the options once vested without the occurrence of a liquidation event. In addition, the option holders retained the right to participate in dividends of the Dialogic Corporation in proportion to their shareholdings or options. However, until the options were exercised, any proportionate dividend was paid in the form of a cash bonus, at fair market value, concurrent with the payment of a dividend. The holders had the right to demand that the Dialogic Corporation repurchase their common shares upon termination of employment for their book value at that date. Reciprocally, Dialogic Corporation also had the right to repurchase any shares for their book value issued under the ESOP and Amended Plan upon an employee’s termination. These options were accounted for as liability classified awards, and the cumulative stock-based compensation expense recognized for these awards was zero through September 30, 2010.

For the remaining 1.0 million options granted under the Amended Plan, if and when the service and performance conditions are met, Dialogic Corporation would record in that period the cumulative expense that would have otherwise been recognized had the outcome of the performance conditions been known as at the grant date and the cumulative stock-based compensation expense recognized for these awards was zero through September 30, 2010.

On June 12, 2009, Dialogic Corporation’s Board of Directors approved a modification to the exercise price of all stock options issued under its amended stock option plan and reduced the exercise price of 0.9 million options granted subsequent to January 1, 2007 at exercise prices of $9.22 and $11.50 per share, to $6.17 per share.

(ii) Dialogic — 2006 Plan for the period from October 1, 2010 through December 31, 2010

The 2006 Plan is a Dialogic stockholder approved plan, and is intended as the successor to and continuation of the 2001 Equity Incentive Plan (“2001 Plan”). The 2006 Plan provides for broad based grants to employees, directors and consultants. The 2006 Plan provides for the grant of the following stock awards: incentive stock options (“ISO”) nonstatutory stock options (“NSO”) restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards. Since April 2007, no additional stock awards were granted under the 2001 Plan and the shares that remained available for issuance pursuant to the exercise of options or settlement of stock awards under the 2001 Plan became available for issuance pursuant to stock awards granted under the 2006 Plan. Any shares subject to outstanding stock awards granted under the 2001 Plan that expire or terminate for any reason prior to exercise or settlement become available for issuance pursuant to stock awards granted under the 2006 Plan. All outstanding stock awards granted under the 2001 Plan are deemed to be stock awards granted pursuant to the 2006 Plan, but remain subject to the terms of the 2001 Plan with respect to which they were originally granted. All stock awards granted since April 2007 are subject to the terms on the 2006 Plan.

Through December 31, 2010, the Company had reserved 5.9 million shares of common stock for issuance under the 2006 Plan. The share reserve under the 2006 Plan automatically increases on each January 1, beginning in 2006 and continuing through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31 of the preceding calendar year, or a number of shares determined by the board of directors, but not in excess of 3 million shares. Options may be granted for periods of up to ten years and at prices equal to the estimated fair value of the shares on the date of grant, as determined by the board of directors, provided, however, that the exercise price of an ISO or NSO granted under the Plans shall not be less than 100% or 85% of the estimated fair value of the shares on the date of grant, respectively. Options granted generally become exercisable over a period of four years, based on continued employment, with 25% of the shares underlying such options vesting one year after the vesting commencement date and with the remaining 75% of the shares underlying such options vesting in equal monthly installments during the following three years. Options generally terminate three months following the end of a grantee’s continuous service to the Company. In addition to the automatic plan increase on January 1, 2010, the Company increased its shares available for grant by 1.4 million shares on October 1, 2010 due to the acquisition.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Stock Award Activity

A summary of the Company’s stock award activity and related information for the years ended December 31, 2010 and 2009 is set forth in the following table (in thousands except for exercise price amounts):

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)
	(in 000’s)	(in 000’s)
Balance at December 31, 2008	313	1,235	$8.17
Options granted	(197)	197	$6.17
Options cancelled and forfeited	118	(118)	$6.17

Balance at December 31, 2009	234	1,314	$5.00
Options granted	(314)	314	$6.20
Options cancelled due to modification	1,520	(1,520)	$5.16
Options re-granted due to modification	(1,520)	1,520	$5.16
Authorized additions due to reverse acquisition	1,125	—	—
Assumed options due to reverse acquisition	(1,125)	1,125	$7.47
Assumed restricted stock due to reverse acquisition	296	—	—
Options exercised	—	(115)	$2.05
Options cancelled and forfeited	388	(388)	$8.61

Balance at December 31, 2010	604	2,250	$5.93	5.6

Options vested and expected to vest at December 31, 2010		2,208	$5.92	5.5
Options exercisable at December 31, 2010		1,674	$5.77	4.7

The total intrinsic value of options exercised were $0.3 million and $0 during the years ended December 31, 2010 and 2009, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2010 (in thousands except for exercise price amounts).

	Options Outstanding			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	(in ‘000)			(in ‘000)
$1.00-$1.00	229	3.0	$1.00	229	$1.00
$1.50-$2.50	264	2.4	$1.74	264	$1.74
$3.95-$4.95	27	3.0	$4.62	20	$4.65
$5.20-$5.20	334	4.0	$5.20	334	$5.20
$5.70-$5.70	34	0.9	$5.70	34	$5.70
$6.20-$6.20	989	7.7	$6.20	508	$6.20
$6.50-$8.10	248	6.5	$7.33	165	$7.40
$9.00-$30.90	115	4.7	$19.09	110	$19.44
$40.00-$57.50	10	1.0	$42.85	10	$42.85

$1.00-$57.50	2,250			1,674

As of December 31, 2010, the balance of $1.9 million of total unrecognized compensation cost related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2010, the balance of $1.0 million of total unrecognized compensation cost related to non-vested restricted stock units granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation (in thousands):

	Years Ended December 31,
	2010	2009
Cost of revenues	$808	$—
Research and development	874	—
Sales and marketing	2,327	—
General and administrative	2,135	—

Total stock-based compensation expense	$6,144	$—

On October 1, 2010, due to the acquisition of Dialogic Corporation, the service and performance conditions were met, and the Company recorded the cumulative expense of $4.1 million during the year ended December 31, 2010 relating to both the equity and liability classified awards. The Dialogic Corporation ESOP options were then cancelled, and replacement awards were granted under the Dialogic option plan in accordance with the Agreement. The 1.5 million replacement awards issued by the Company were considered modified and an incremental expense for vested options of $1.4 million was recorded during the year ended December 31, 2010.

Stock Options

On October 1, 2010, the Company assumed the former Veraz Networks, Inc. stock options as a result of the reverse acquisition which resulted in 1.1 million stock options being assumed. During the years ended December 31, 2010 and 2009, the Company granted (excluding options assumed due to the acquisition) the following stock options:

	Options Granted (in 000’s)	Weighted-average grant date fair value per share
2010	314	$4.56
2009	197	$3.78

For the years ended December 31, 2010 and 2009, the stock compensation expense on stock options amounted to $0.4 million and $0, respectively.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

The risk-free interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. Management makes an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. The Company has not declared dividends to date.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

The following weighted average assumptions were used to value options granted during the years ended December 31, 2010 and 2009, respectively:

	Years Ended December 31,
	2010	2009
Expected term (in years)	10	7.9 - 8.0
Risk-free interest rate	3.1% - 3.7%	3.0% - 3.5%
Volatility	63% - 65%	60% - 65%
Dividend yield	—	—

Restricted Stock Awards

Due to the acquisition on October 1, 2010, the Company assumed the former Veraz Networks, Inc. restricted stock award plan which resulted in 296,000 RSUs being assumed. During the year ended December 31, 2010, the Company did not grant any restricted stock units (“RSUs”). For the year ended December 31, 2009, Dialogic Corporation did not have a restricted stock award plan.

Restricted stock activity as of December 31, 2010 was as follows:

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	—	$0.00
Assumed due to reverse acquisition	296	$6.65
Vested	(12)	$7.80
Forfeited or expired	(11)	$4.60

Nonvested at December 31, 2010	274	$4.97

For the year ended December 31, 2010, the stock-based compensation expense on restricted stock based awards amounted to $0.2 million.

As of December 31, 2010, 274,000 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $1.4 million. During the year ended December 31, 2010, aggregate intrinsic value of vested restricted stock based awards was $63,000.

Generally, RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the expense related to RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

Note 13 – Net Loss Allocable to Common Stockholders per Share

On October 1, 2010, the Company affected a one-for-five reverse stock split of its common stock. All references to shares in the accompanying consolidated financial statements and notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Years Ended December 31,
	2010	2009
Numerator:
Net loss attributable to common shareholders:
Net loss	$(46,713)	$(37,643)
Change in redemption value of preferred shares	(3,047)	(6,555)

Net loss allocable to common stockholders	$(49,760)	$(44,198)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic and diluted net loss per share	13,566	7,652

Basic and diluted net loss per common share	$(3.67)	$(5.78)

1,731,000 stock options for the year ended December 31, 2010 were anti-dilutive. All stock options and warrants for the year ended December 31, 2009 were anti-dilutive.

Note 14 – Commitments and Contingencies

(a) Leases

The Company has several non-cancelable operating leases for premises. The leases for rental premises generally contain renewal options ranging from one to three years and require the Company to pay all executory costs such as maintenance and insurance. The minimum rental payments, exclusive of other occupancy charges, under the leases for the Company’s premises and future lease payments required under other operating leases is as follows (in thousands):

Years	Rental and other operating leases
2011	$7,838
2012	5,500
2013	4,496
2014	4,044
2015	3,990
Thereafter	573

Total	$26,441

Rent expense for operating leases during the years ended December 31, 2010 and 2009 were $8.1 million and $8.2 million, respectively.

(b) Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the OCS. In return for the OCS’s participation, the Israeli subsidiary is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the accompanying consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues was $0.4 million and $0 for the years ended

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010 and 2009. As of December 31, 2010 and 2009, the royalty payable amounted to $0.8 million and $0, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $17.3 million as of December 31, 2010.

(c) Indemnification Obligations

Agreements between the Company and its customers under which its customers purchase or license products generally have indemnification provisions under which the Company selling or licensing the products is obliged to defend third party claims against the customer arising as a result of the Company’s products infringing or misappropriating third party intellectual property rights. Depending on the customer and the nature of the agreement, these claims may or may not have a monetary limitation and generally would not cover indirect, special or punitive damages. These clauses are always contingent on the Company selling or licensing the products being allowed to have full authority to defend or settle the claim with the customer’s assistance and subject to industry standard carve-outs such as the Company not being responsible for infringement arising as a result of the Company’s products being combined with third party technology or arising as a result of the Company or a third parties modification of the Company product concerned. In some agreements, the Company selling or licensing the product to the customer has accepted indemnification obligations related to damages caused by the Company’s product or employees which result in death or personal injury or damages as to property. Generally when these provisions are included they are reciprocal and subject to various limitations and carve-outs. The Company has received no indemnification claims in any of the years included in these accompanying consolidated financial statements, and the Company has no current expectation of significant claims related to existing contractual indemnification obligations.

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

(d) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At December 31, 2010 and 2009, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.6 million and $0, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

(e) Purchase Commitments

The Company purchases raw material and components for its I-Gate 4000 line of media gateways, under binding purchase orders for each product covered by a product forecasts. In addition to the inventory purchased, as of December 31, 2010 and 2009, the Company had open purchase commitments totaling $1.3 million and $0, respectively.

(f) Litigation

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activity. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations, or cash flows. Legal costs will be expensed as incurred.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

(g) Loss Contingency

The Company is subject to various claims that have arisen in the ordinary course of business. At December 31, 2010, the Company has a reserve of $0.3 million related to asserted third party claims. The final outcome of any claims, however, cannot be predicted with certainty and the ultimate resolution could have a material impact on the Company’s financial position and results of operations.

Note 15 – Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address of the customer. The following table sets forth revenues by major product group and geographic areas, and long-lived as sets and goodwill by geographic area (in thousands):

(a) Revenues by major product group

	Years Ended December 31,
	2010	2009
TDM	$111,285	$130,941
IP Products	51,164	34,557
Services	16,323	10,774

	$178,772	$176,272

(b) Revenues were derived from customers located in the following geographic areas

	Years Ended December 31,
	2010	2009
Americas
United States	$82,831	$87,220
Other	5,211	4,304

Total Americas	88,042	91,524
Europe, Middle East, Africa	54,240	45,695
Asia Pacific	36,490	39,053

	$178,772	$176,272

(c) Long-lived assets and goodwill by geographic area are as follows

	December 31,
	2010	2009
Americas:
United States	$41,214	$23,816
Canada	44,974	57,959
Other foreign countries	2,592	1,567

	$88,780	$83,342

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Note 16 – Income Taxes

The components of the Company’s loss before income taxes for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	Years Ended December 31,
	2010	2009
United States	$(15,145)	$2,802
Foreign	(31,792)	(30,471)

Loss before income taxes	$(46,937)	$(27,669)

The Company’s provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	Years Ended December 31,
	2010	2009
Loss before income taxes	$(46,937)	$(27,669)

Combined statutory taxes at 34%	(15,959)	(9,407)
Adjustments for:
Reserves for uncertain tax positions	(650)	911
Capital loss	(395)	(393)
Research and tax credits	(300)	(250)
State and local taxes	(63)	714
Non-recognition of tax losses and credits	8,464	8,766
Difference in tax rates	3,343	376
Stock-based compensation expense	1,995	—
Non-deductible acquisition costs	1,878	—
Non-deductible expenses	750	838
Change in valuation allowance	250	7,034
Currency conversion	208	846
Foreign income taxed locally	135	343
Other	120	196

	$(224)	$9,974

The Company’s provision (benefit) for income taxes included in the consolidated statement of operations is comprised of the following (in thousands):

	Years Ended December 31,
	2010	2009
Current income tax provision (benefit):
U.S. Federal	$(736)	$1,165
U.S. State	(68)	525
Canada	125	277
Foreign	633	283

	$(46)	$2,250

Deferred income tax provision (benefit):
U.S. Federal	$(428)	$184
U.S. State	—	826
Canada	—	6,695
Foreign	250	19

	$(178)	$7,724

	$(224)	$9,974

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Loss carry-forwards	$51,897	$33,532
Long-term assets, deferred revenue and development and other expenses	19,321	13,923
Other tax credits	12,526	5,837
Research and development pool	8,543	9,857
Reserves	5,482	2,766
Inventories	2,843	2,198
Other short-term assets	884	654

Total deferred tax assets	101,496	68,767
Less valuation allowance	(96,623)	(64,767)

Deferred tax assets	4,873	4,000

Deferred tax liabilities:
Acquired intangibles	(3,554)	(1,185)
Other liabilities	(1,319)	(2,565)

Deferred tax liabilities	(4,873)	(3,750)

Net deferred tax assets and liabilities	$—	$250

Presented as:
Current	$—	$125
Long-term	—	125

	$—	$250

A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not” of being realized. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income by the Company in the principal jurisdictions in which it operates and/or tax planning strategies. As required the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit (expense).

At December 31, 2010, the Company had U.S. federal, foreign and local net operating loss carry forwards of approximately $66.0 million, $105.9 million, and $118.6 million, respectively. These U.S. federal, foreign and local net operating loss carryforwards expire in varying amounts from 2021 to 2030, 2012 to indefinite, and 2011 to 2030, respectively. Foreign losses are primarily related to operations in Canada, Ireland and Israel. Local losses are related to U.S. state and Canadian provincial jurisdictions.

The Company also had U.S. federal, state and foreign tax credits of approximately $1.4 million, $4.5 million and $4.6 million, respectively. The U.S. federal, foreign and state research credits expire in varying amounts from 2022 to 2025, 2018 to 2026, and 2018 to indefinite, respectively. As at December 31, 2010, the Company had approximately $40.8 million of Canadian and $15.3 million of provincial reported unclaimed research and development expenditures available to reduce income for Canadian tax purposes in 2010, or thereafter.

Utilization of the Company’s net operating loss carryforwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and similar foreign provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has not yet determined the full extent of such limitations or if an ownership change has occurred.

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

In 2003, the Company’s subsidiary in Israel received approval as an “Approved Enterprise” and became eligible for tax benefits under Israel’s Law for the Encouragement of Capital Investments, 1959 (“Law”). Subject to compliance with applicable requirements, the portion of the Israeli subsidiary’s undistributed income derived from its Approved Enterprise program will be exempt from corporate tax for a period of two years. In addition, the subsidiary in Israel will enjoy a reduced tax rate of 10% commencing in the first year in which it generates taxable income. The period of tax benefits is subject to limits of the earlier of 12 years from the commencement of production, or 14 years from receiving the approval. Dividend distributions originating from the income of the approved enterprise will be subject to tax at the rate of 15%, provided that the dividend is distributed during the period stipulated under Israeli Law. In the event of a dividend distribution (including withdrawals and charges that are deemed to be dividends), out of the income originating from the approved enterprise, and on which the Company received a tax exemption, the distribution is subject to corporate taxes at rates varying from 10% to 25% depending on the percentage of foreign investment holding in the Company, as defined by the Law.

Unrecognized tax benefits represent uncertain tax positions for which reserve have been established. As of December 31, 2010 and 2009, the total liability for unrecognized tax benefits was $3.2 million and $4.0 million respectively, of which all would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax return filed in various jurisdictions closes, sometimes without adjustments. During the year ended December 31, 2010, the unrecognized tax benefits were reduced by $1.0 million as a result of expiration of statute of limitations in several jurisdictions and $0.3 million of matters settled during the period. This was offset in part by the establishment of reserves of $0.5 million for various matters in different jurisdictions. The unrecognized tax benefits at December 31, 2010 were $3.2 million.

The aggregate change in the gross consolidated liability for uncertain tax positions, inclusive of interest and penalties, is as follows (in thousands):

	December 31,
	2010	2009
Beginning balance	$3,968	$3,115
Increases based upon positions related to the current year	542	871
Increases based upon tax positions in prior years	—	212
Decreases for tax positions of prior year	(976)	(202)
Decreases for settlements during the year	(327)	(28)

Ending balance	$3,207	$3,968

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For both December 31, 2010 and 2009, the reserve for uncertain tax positions included interest and penalties of $0.6 million. Prior to the adoption of ASC No. 740, it had been the Company’s policy to classify accruals for uncertain tax positions as current. With the adoption of ASC No. 740, the Company classified $2.4 million and $3.3 million as a long-term liability at December 31, 2010 and 2009, respectively, as settlement or statute expiration is not expected in the next year. The Company anticipates during the next twelve months the total liability for unrecognized tax benefits may change by $0.8 million due to the expiration of different tax statutes or anticipated tax settlements. Any reduction due to expiring statutes would impact the Company’s effective tax rate.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years from its inception in 2007 through 2009. Additionally, any net operating losses that were generated in those years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. Operating losses are generally subject to examination in non-US jurisdictions from 2006 to 2009. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2007 through 2009, Ireland for 2007 through 2009, France for 2007 through 2009, India for 2005 through 2009, Israel for 2008 and 2009, Singapore for 2005 through 2009, Russia for 2006 through 2009, and the United Kingdom for 2005 through 2009. The Company was recently notified of an impending examination in the U.S. for years ended December 31, 2008 and December 31, 2009. The entire scope of the examination has not been determined, however the Company does not expect an adverse outcome.

Taxes on income earned by the Company’s subsidiaries in various countries have been accrued and are being paid in accordance with the laws of each country. At December 31, 2010, the Company’s subsidiaries had recorded $2.0 million in current taxes payable

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

for uncertain tax positions expected to settle in the next year. Certain other subsidiaries reflected a tax receivable of $0.8 million related primarily to an anticipated net operating loss carry back position. Deferred income taxes are not provided on undistributed earnings of $34.6 million from certain foreign subsidiaries as of December 31, 2010, such unremitted earnings are to be indefinitely reinvested outside the United States. At this time, the Company has deemed it impracticable to determine the amount of any tax payable if these amounts were repatriated. Determination of the liability is largely dependent on circumstances under which the remittance occurs.

Note 17 – Settlement Agreement

In August 2008, the Company’s subsidiary Cantata Technology, Inc. (“Cantata”) filed a complaint against InterMetro Communications, Inc. (“InterMetro”) before the District Court for the District of Massachusetts USDC Civil Action No. 08-11371(PBS). InterMetro filed a counterclaim against Cantata and instituted a third party claim against the Company. A settlement agreement (“Settlement Agreement”) was reached in the matter and signed on January 29, 2010, the terms of which are confidential. In January 2010, the Company recorded the gain on the settlement, $0.5 million as other income in the accompanying consolidated statements of operations. However under the Settlement Agreement, all counterclaims against Cantata and third party claims against Dialogic were dropped. The Settlement Agreement was entered by the District Court under seal and the case was officially closed on February 19, 2010.

Note 18 – Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions during 2010 or 2009.

Note 19 – Supplemental information

(a) Supplemental statement of operations information (in thousands):

Depreciation and amortization expenses are included in the following captions in the consolidated statements of operations:

	Years Ended December 31,
	2010	2009
Depreciation expense
Cost of sales	$197	$152
Research and development	1,353	1,394
Sales and marketing	55	69
General and administrative	3,496	4,636

	$5,101	$6,251

Amortization expense
Cost of sales	$9,285	$10,884
Sales and marketing	6,606	9,355
General and administrative	227	168

	$16,118	$20,407

	Years Ended December 31,
	2010	2009
Interest expense
Bank indebtedness	$772	$938
Long-term debt, related parties	13,781	12,049
Amortization of debt issuance costs	3,295	1,707

	$17,848	$14,694

DIALOGIC INC.

Notes to Consolidated Financial Statements—(Continued)

Purchase price adjustments due to the acquisition between Dialogic and Dialogic Corporation that have decreased revenues and increased cost of revenues are included in the following captions in the consolidated statement of operations (in thousands):

	Years Ended December 31,
	2010	2009
Revenues:
Products	$850	$—
Services	1,126	—

Total revenues	$1,976	$—

Cost of Revenues:

Products	$1,298	$—

(b) Valuation and qualifying accounts (in thousands):

	2010
	Balance, beginning of period	Provision(1)	Additions charged to revenues or expenses	Deductions (reversals)	Balance, end of period
Accounts receivable allowances	$(150)	$(3,348)	$(521)	$298	$(3,721)
Inventory obsolescence	$(6,246)	$—	$(3,455)	$2,701	$(7,000)
Warranty reserve	$(713)	$—	$(136)	$465	$(384)
Distributor price adjustments	$(2,664)	$—	$(14,243)	$14,200	$(2,707)
Sales returns and related reserves	$(1,265)	$—	$(14,946)	$14,171	$(2,040)

(1)	Year ended December 31, 2010 includes acquired bad debt reserves of $3.3 million from the reverse acquisition.

	2009
	Balance, beginning of period	Provision	Additions charged to revenues or expenses	Deductions (reversals)	Balance, end of period
Accounts receivable allowances	$(393)	$—	$263	$(20)	$(150)
Inventory obsolescence	$(8,805)	$—	$(2,054)	$4,613	$(6,246)
Warranty reserve	$(1,063)	$—	$(4)	$354	$(713)
Distributor price adjustments	$(2,547)	$—	$(18,476)	$18,359	$(2,664)
Sales returns and related reserves	$(2,274)	$—	$(16,825)	$17,834	$(1,265)

Note 20 – Subsequent Event

On March 28, 2011, the Company received a letter from the SEC informing it that the SEC was conducting an informal inquiry, or SEC Inquiry, and requesting that the Company preserve certain categories of records in connection with the SEC Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed the Company that the inquiry related to allegations of improper revenue recognition and potential FCPA violations of the former Veraz Networks Inc. business during periods prior to completion of its business combination with Dialogic Corporation.

The Company is cooperating fully with the SEC Inquiry and intends to continue to do so. At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. Based on information currently available to the Company, it believes that any of the allegations, even if true, would not have a material adverse effect on the accompanying consolidated financial statements for the years ended December 31, 2010 and 2009.

There were no expenses incurred related to SEC Inquiry for the year ended December 31, 2010, but the Company expects that it may need to expend significant amounts in legal and other service provider fees to cooperate with the SEC Inquiry in future periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that, because we have identified a material weakness with respect to our internal controls over financial reporting as detailed below, our disclosure controls and procedures were not effective as of December 31, 2010, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. GAAP, and (iii) compliance with applicable laws and regulations. Public Company Accounting Oversight Board Auditing Standard No. 5, or AS-5, defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with this evaluation, management and KPMG LLP identified a material weakness and significant deficiencies in our Internal Controls as of December 31, 2010. The following material weakness was identified, which results from the aggregation of certain significant deficiencies identified during the audit: insufficient staff with technical accounting expertise to apply accounting requirements, as they relate to non-routine and highly complex transactions, in accordance with U.S. GAAP. Specifically, it was noted that there was a lack of sufficient accounting and finance personnel to perform an in-depth analysis and review of accounting matters within the timeframes set by our management for finalizing our financial statements. This weakness resulted in certain audit adjustments to the amounts or disclosures of the following items: inventory reserves, debt issuance costs, stock-based compensation expenses and restructuring expenses. Because of this material weakness, management has concluded that we did not maintain effective Internal Controls as of December 31, 2010 based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-Integrated Framework.

Management is taking measures to remediate the material weakness and significant deficiencies, but these remediation efforts are not yet completed. These measures are broadly grouped into the following categories: (a) increasing finance staff with technical accounting expertise, (b) improving training, and (c) implementing appropriate internal control processes.

•

As a result of our business combination with Dialogic Corporation effective October 1, 2010, our global finance staff increased to more than 50 employees including employees with significant technical accounting and financial reporting backgrounds, significant tax, treasury and financial planning and analysis skills. In early 2011, we further strengthened the finance team with the addition of a new revenue recognition manager. We plan to continue to evaluate our personnel needs and hire experienced and qualified employees as appropriate.

•

Training: Members of our team participate in training relating to stock administration, revenue recognition and additional new accounting developments. Further, as a result of the business combination with Dialogic Corporation, we have commenced a process of providing cross-training between the finance team that was previously part of the Dialogic Corporation group and the finance team that was previously part of the Veraz Networks, Inc. finance team.

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

Changes in Internal Controls

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as otherwise set forth above.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be set forth under the captions “Executive Officers of the Company,” “Proposal No. 1—Election of Directors” “Information Regarding the Board of Directors an Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement for our 2011 Annual Meeting of Stockholders, or the Proxy Statement, which we expect to file on or before May 2, 2011, and is incorporated herein by this reference.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer), and employees. The Code of Business Conduct and Ethics is available on our website at www.dialogic.com under the section titled Corporate Governance. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of business conduct and ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation

The information required by this Item 11 will be set forth under the caption “Proposal No. 1—Election of Directors”, and “Compensation of Executive Officers” in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be set forth under the caption “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” and “Proposal No. 1—Election of Directors” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated herein by reference.

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

DIALOGIC INC.

Date: March 31, 2011	By:	/s/ Jean Gagnon
		Name:	Jean Gagnon
		Title:	Principal Financial and Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nick Jensen and Jean Gagnon, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nick Jensen Nick Jensen	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/s/ Jean Gagnon Jean Gagnon	Principal Financial and Accounting Officer	March 31, 2011

/s/ Douglas A. Sabella Douglas A. Sabella	President, Chief Operating Officer and Director	March 31, 2011

/s/ Hazen Ben-Gacem Hazen Ben-Gacem	Director	March 31, 2011

/s/ Alex Guira Alex Guira	Director	March 31, 2011

/s/ Dion Joannou Dion Joannou	Director	March 31, 2011

/s/ Mikael Konnerup Mikael Konnerup	Director	March 31, 2011

/s/ Rajneesh Vig Rajneesh Vig	Director	March 31, 2011

/s/ W. Michael West W. Michael West	Director	March 31, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation	8-K	001-33391	2.1	05/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/06/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/06/2010

3.5	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.6	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/06/2010

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	03/30/2007

4.3	Registration Rights Agreement	8-K	001-33391	4.1	10/06/2010

10.1	Warrant to Purchase Series C Preferred Stock, dated as of December 31, 2002, issued by the Registrant to Comdisco Ventures, Inc.	S-1	333-138121	10.1	10/20/2006

10.2	U.S. Separation and Asset Purchase Agreement, dated as of December 31, 2002, by and between ECI Telecom-NGTS Inc. and Veraz Networks International, Inc.	S-1	333-138121	10.2	10/20/2006

10.3	Separation and Assets Purchase Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI — Telecom NGTS, Ltd. and Veraz Networks Ltd.	S-1	333-138121	10.3	10/20/2006

10.4	DCME — Master Manufacturing and Distribution Agreement, dated as of December 31, 2002, by and among ECI Telecom Ltd, Veraz Networks Ltd. and the Registrant	S-1	333-138121	10.4	10/20/2006

10.5	Trademark License Agreement, dated as of December 31, 2002, by and between the Registrant and ECI Telecom, Ltd.	S-1	333-138121	10.5	10/20/2006

10.6	Intellectual Property License Agreement, made as of October 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Ltd. and Veraz Networks, Ltd.	S-1	333-138121	10.6	10/20/2006

10.7	Intellectual Property Assignment Agreement, dated December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom NGTS Ltd. and Veraz Networks, Ltd.	S-1	333-138121	10.7	10/20/2006

10.8	License Agreement, dated as of October 2002, by and between ECI Telecom Ltd. and Veraz Networks Ltd.	S-1	333-138121	10.8	10/20/2006

10.9	Assignment and Assumption Agreement, dated as of December 31, 2002, by and among ECI Telecom Ltd., ECI Telecom — NGTS Ltd. and the Veraz Networks, Ltd.	S-1	333-138121	10.9	10/20/2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.10	Assignment and Assumption Agreement, dated as of December 31, 2002, by and between ECI Telecom — NGTS Inc. and the Veraz Networks International, Inc.	S-1	333-138121	10.10	10/20/2006

10.11	Series C Preferred Stock Purchase Agreement, dated October 30, 2002, by and among the Registrant and the Purchasers listed on Exhibit A thereto.	S-1	333-138121	10.11	10/20/2006

10.12	Amended and Restated Investor Rights Agreement, dated as of December 19, 2006, by and among the Registrant and the Investors listed on Exhibit A thereto.	S-1/A	333-138121	10.12	01/22/2007

10.13	Amended and Restated Voting Agreement, dated December 19, 2006, by and among the Registrant and the stockholders listed on Exhibit A and Exhibit B thereto.	S-1/A	333-138121	10.13	01/22/2007

10.14	2001 Equity Incentive Plan and forms of related agreements.	S-1	333-138121	10.14	10/20/2006

10.15	2003 Israeli Share Option Plan.	S-1/A	333-138121	10.15	03/16/2007

10.16	2006 Equity Incentive Plan, as amended.	8-K	001-33391	10.1	12/18/2008

10.17	Forms of 2006 Equity Incentive Plan agreements.	S-1	333-138121	10.16	10/20/2006

10.18	2006 Employee Stock Purchase Plan.	S-1/A	333-138121	10.17	03/30/2007

10.19*	Employment Agreement, dated as of November 20, 2001, by and between the Registrant and Amit Chawla and Personnel Action Notice, dated June 30, 2005.	S-1	333-138121	10.20	10/20/2006

10.20*	Offer of Employment with the Registrant, dated April 13, 2005, by and between the Registrant and Al Wood.	S-1	333-138121	10.21	10/20/2006

10.21*	Amendment to Offer of Employment with the Registrant, dated April 13, 2005, made by and between the Registrant and Al Wood, as of April 21, 2006.	S-1	333-138121	10.22	10/20/2006

10.22*	Letter of Employment Agreement, dated January 1, 2003, by and between Veraz Networks, Ltd. and Israel Zohar.	S-1	333-138121	10.23	10/20/2006

10.23	Sublease Agreement, dated August 31, 2004, by and between the Registrant and ECI Telecom, Inc.	S-1	333-138121	10.24	10/20/2006

10.24	Sublease Agreement Amendment, dated January 31, 2006, by and between the Registrant and ECI Telecom, Inc.	S-1	333-138121	10.25	10/20/2006

10.25	Standard Industrial/Commercial Multi-Tenant Lease — Net American Industrial Real Estate Association, dated December 2001, by and between the Registrant and Balch LLC.	S-1	333-138121	10.26	10/20/2006

10.26	Letter Amendment to Industrial Lease Agreement, dated April 15, 2002, issued by Balch LLC to the Registrant.	S-1	333-138121	10.27	10/20/2006

10.27	First Amendment to Industrial Lease Agreement, dated January 18, 2004, by and between the Registrant and Balch LLC.	S-1	333-138121	10.28	10/20/2006

10.28	Second Amendment to Industrial Lease Agreement, dated April 7, 2005, by and between the Registrant and Balch LLC.	S-1	333-138121	10.29	10/20/2006

10.29	Unprotected Tenancy Contract, dated December 31, 2003, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.	S-1	333-138121	10.30	10/20/2006

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.30	Addendum to Unprotected Tenancy Contract, dated November 3, 2005, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.	S-1	333-138121	10.31	10/20/2006

10.31	Letter, dated October 26, 2003, issued by ECI Telecom Ltd. and addressed to Veraz Networks Ltd.	S-1	333-138121	10.32	10/20/2006

10.32	Letter, dated February 23, 2005, issued by Amcol Engineering and Industrial Company Ltd. and addressed to Veraz Networks Ltd.	S-1	333-138121	10.33	10/20/2006

10.33	Unprotected Tenancy Contract, dated November 3, 2005, by and between Veraz Networks Ltd. and Amcol Engineering and Industrial Company Ltd.	S-1	333-138121	10.34	10/20/2006

10.34	Intentionally omitted

10.35*	Form of Indemnity Agreement.	S-1	333-138121	10.36	10/20/2006

10.36	Series D Preferred Stock Purchase Agreement, dated December 19, 2006, by and among the Registrant and the Purchasers listed on Exhibit A-1 thereto.	S-1/A	333-138121	10.37	01/22/2007

10.37*	Letter of Employment Agreement, dated January 1, 2003, by and between Veraz Networks, Ltd. and Pinhas Reich.	S-1/A	333-138121	10.38	03/16/2007

10.38*	Letter, dated May 30, 2006, issued by the Registrant and addressed to Bob Corey.	S-1/A	333-138121	10.39	01/22/2007

10.39	Services Contract, dated October 13, 2005, by and between Veraz Networks Ltd. and LLC ECI Telecom 2005.	S-1/A	333-138121	10.40	03/16/2007

10.40*	Letter, dated November 29, 2007, issued by the Registrant and addressed to Mike West.	10-K	001-33391	10.41	03/14/2008

10.41*	Release Agreement, dated April 15, 2008, by and between Veraz Networks Ltd. and Pinhas Reich.	8-K	001-33391	10.41	4/21/2008

10.42*	Amendment to Offer of Employment with Registrant, dated September 8, 2008, by and between the Registrant and Al Wood.	8-K	001-33391	10.1	09/11/2008

10.43*	Letter, dated October 1, 2008, by and between Registrant and Amit Chawla.	8-K	001-33391	10.1	10/03/2008

10.44*	Offer of Employment with Registrant, dated August 1, 2007, by and between Registrant and William R. Rohrbach.	10-Q	001-33391	10.1	11/14/2008

10.45	Dialogic Support Agreement, dated May 12, 2010	8-K	001-33391	99.2	05/15/2010

10.46*	Separation Agreement, dated August 31, 2010, by and between Registrant and William R. Rohrbach.	8-K	001-33391	10.1	09/01/2010

10.47*	Transition and Separation Agreement, dated December 8, 2010 between Al Wood and Registrant	8-K	001-33391	10.1	12/09/2010

10.48*	Service Agreement, dated December 30, 2010, between Nick Jensen and Registrant	8-K	001-33391	10.1	01/06/2011

10.49*	Amended and Restated Employment Agreement, dated December 30, 2010, between Doug Sabella and Registrant	8-K	001-33391	10.2	01/06/2011

10.50*	Amended and Restated Employment Agreement, dated December 30, 2010, between Eric Schlezinger and Registrant	8-K	001-33391	10.3	01/06/2011

10.51*	Amended and Restated Employment Agreement, dated December 30, 2010, between Anthony Housefather and Dialogic Corporation.	8-K	001-33391	10.4	01/06/2011

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.52*	Employment Agreement with Dialogic Corporation and Jean Gagnon dated November 2, 2009 and First Amendment thereto dated August 1, 2010.	8-K	001-33391	10.1	02/28/2011
10.53	Second Amended and Restated Credit Agreement by and among Dialogic Corporation, the Registrant, the subsidiary guarantors that are signatories thereto, the lenders that are signatories and Obsidian, LLC dated as of October 1, 2010					X

10.54	Consent and Thirteenth Amendment to Credit Agreement entered into as of October 1, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.55	Credit Agreement, by and among Dialogic Corporation, the financial institutions named as lenders on the signature pages thereto, Wells Fargo Foothill Canada ULC dated as of March 5, 2008					X

10.56	Letter dated March 10, 2011 from the Term Lenders to the Registrant					X

10.57	Letter, dated as September 3, 2008, as amended, between Kevin Cook and Registrant

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.0#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

*	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule; Management’s Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-K and will not be filed for purposes of Section 18 of the Exchange Act. Such certification will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.