Form 10-Q
period 2011-03-31
Dialogic Inc.
filed 2011-05-16
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33391

DIALOGIC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3409691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

926 Rock Avenue, Suite 20

San Jose, California 95131

(Address, including zip code, of Principal Executive Offices)

(408) 750-9400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 29, 2011, 31,270,041 shares of the registrant’s common stock were outstanding.

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

DIALOGIC INC.

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$20,382	$24,559
Restricted cash	1,607	650
Accounts receivable, net	50,262	57,931
Inventories	28,014	27,102
Prepaid expenses	6,581	5,703
Other current assets	3,058	7,695

Total current assets	109,904	123,640

Property and equipment, net	9,687	10,262
Intangible assets, net	43,451	46,904
Goodwill	31,223	31,614
Deferred debt issuance costs, net	3,047	3,307
Other assets	1,513	1,393

Total assets	$198,825	$217,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank indebtedness	$12,981	$12,783
Accounts payable	18,931	23,552
Accrued liabilities	24,513	23,765
Deferred revenue	19,293	17,209
Income taxes payable	2,226	2,010
Short-term debt, related parties	89,875	-
Interest payable, related parties	2,921	2,953

Total current liabilities	170,740	82,272

Long-Term liabilities:
Long-term debt, related parties	4,134	93,811
Accrued restructuring	3,049	-
Income taxes payable	2,460	2,416
Deferred revenue	2,654	2,423

Total liabilities	183,037	180,922

Commitments and contingencies

Stockholders’ equity:
Common shares and additional paid-in capital	219,621	218,783
Accumulated other comprehensive loss	(22,040)	(22,071)
Accumulated deficit	(181,793)	(160,514)

Total stockholders’ equity	15,788	36,198

Total liabilities and stockholders’ equity	$198,825	$217,120

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	March 31,
	2011	2010
Revenues:
Products	$36,210	$38,556
Services	8,654	2,900

Total revenues	44,864	41,456

Cost of Revenues:
Products	13,943	12,907
Services	5,350	2,279

Total cost of revenues	19,293	15,186

Gross profit	25,571	26,270

Operating Expenses:
Research and development, net	14,790	10,064
Sales and marketing	14,879	11,275
General and administrative	8,970	5,675
Acquisition costs	-	384
Restructuring charges	3,985	-

Total operating expenses	42,624	27,398

Loss from operations	(17,053)	(1,128)

Interest and other income (expense), net	(24)	518
Interest expense	(3,568)	(4,096)
Foreign exchange losses, net	(132)	(78)

Loss before income taxes	(20,777)	(4,784)

Income taxes provision	502	129

Net loss	$(21,279)	$(4,913)

Net loss per share - basic and diluted	$(0.68)	$(0.64)

Weighted-average shares outstanding used in computing net loss per share — basic and diluted:	31,219	7,652

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(21,279)	$(4,913)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,754	5,125
Stock-based compensation	752	-
Amortization of debt issuance costs	260	485
Payment-in-kind interest expense on long-term debt	198	609
Allowance for doubtful accounts	12	-
Other non-cash charges	43	59
Net changes in operating assets and liabilities:
Accounts receivable	7,730	403
Inventories	(892)	651
Prepaid expenses and other current assets	3,770	(602)
Accounts payable and accrued liabilities	(1,020)	(3,695)
Deferred revenue	2,758	169
Income taxes payable	279	(61)
Interest payable, related parties	(32)	2,383

Net cash (used in) provided by operating activities	(2,667)	613

Cash flows from investing activities:
Restricted cash	(957)	-
Purchases of property and equipment	(749)	(583)
Purchases of intangible assets	-	(43)
Other assets	(120)	(300)

Net cash used in investing activities	(1,826)	(926)

Cash flows from financing activities:
Proceeds from the exercise of stock options	88	-
Proceeds from (payments to) bank indebtedness, net	198	(979)

Net cash provided by (used in) financing activities	286	(979)

Effect of exchange rate changes on cash and cash equivalents	30	(20)

Net decrease in cash and cash equivalents	(4,177)	(1,312)
Cash and cash equivalents at beginning of period	24,559	3,973

Cash and cash equivalents at end of period	$20,382	$2,661

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$3,143	$605

Income taxes	$290	$153

Non-cash transactions:
Fair value adjustments to goodwill	$391	$-

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company

Dialogic Inc. (“Dialogic” or “Company”) is a leading provider of communications platforms and technology which enable service providers to build out Internet Protocol (“IP”) or packet based networks and enables developers and service providers to build and deploy innovative applications for use on these networks. The Company’s global customers rely on its portfolio of IP and Time Division Multiplexing (“TDM”) based multimedia processing and call control enabling technologies and products, and its services, to provide reliable, cost-effective and secure communications solutions to both the enterprise and service provider markets. The Company sells into both the enterprise and service provider communications market directly, and indirectly through distribution partners such as telecommunications equipment vendors, value added resellers (“VAR’s”) and other channel partners.

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

Acquisition

On October 1, 2010, the transaction contemplated by the Acquisition Agreement, dated May 12, 2010, (the “Acquisition Agreement”), by and between Dialogic (formerly Veraz Networks, Inc.) and Dialogic Corporation, was consummated, and, accordingly, Dialogic Corporation became a wholly owned subsidiary of Dialogic (the “Arrangement”). On October 1, 2010, the Company also effected: (1) an amendment to Dialogic’s amended and restated certificate of incorporation to change the name from “Veraz Networks, Inc.” to “Dialogic Inc.” (the “Name Change Amendment”); and (2) an amendment to Dialogic’s amended and restated certificate of incorporation to effect a reverse stock split of the issued and outstanding shares of Dialogic common stock, pursuant to which each five shares of common stock outstanding became one share of common stock, (the “Reverse Stock Split Amendment”).

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were assessed at fair value and the assets and liabilities of Dialogic Corporation were carried over at the historical cost. For the quarter ended March 31, 2010, the unaudited condensed consolidated statements of operations and statements of cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the statements of operations and statements of cash flows include the results of the former Veraz Networks, Inc. since the date of acquisition of October 1, 2010.

All common stock share and per share data presented in the accompanying unaudited condensed consolidated financial statements reflects the legal capital of the former Veraz Networks, Inc. and the common stock share and per share amounts reflect the shares outstanding of the former Dialogic Corporation retroactively adjusted for the exchange ratios in the Acquisition Agreement to reflect the number of shares received in the business combination.

The Reverse Stock Split Amendment and the Name Change Amendment became effective after the close of markets on October 1, 2010 and the common stock of Dialogic Inc. began trading on The NASDAQ Global Market on a post-reverse-split basis on October 4, 2010 under the new symbol “DLGC”.

Note 2 – Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Dialogic and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Dialogic’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Dialogic’s Annual Report on Form 10-K for the year ended December 31, 2010, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of Dialogic’s financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.

Note 3 – Summary of Significant Accounting Policies

The significant accounting policies of the Company are as follows:

(a) Risks and Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended March 31, 2011, the Company incurred a net loss of $21.3 million and used cash in operating activities of $2.7 million. As of March 31, 2011, the Company’s cash and cash equivalent balance was $20.4 million, its current bank indebtedness was $13.0 million and its debt with related parties was $94.0 million. As discussed in Note 9, the related party term loan lenders have waived their right to accelerate the maturity date of the long-term debt under any circumstances prior to January 15, 2012, including in the event the Company does not maintain compliance with its debt covenants. As of March 31, 2011, the Company was not in compliance with the minimum liquidity covenant under its term loan. As a result, the lenders will have the right to accelerate the maturity date of the long-term debt on January 15, 2012. Accordingly, the term loan debt has been classified as a current liability in the accompanying unaudited condensed consolidated financial statements. The Company does not anticipate having sufficient cash and cash equivalents to repay the debt should the related party lenders accelerate the maturity date and would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. This could harm the Company by:

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

In order for the Company to meet its debt repayment requirements, the Company may need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(c) Concentrations and Credit risk

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

As of March 31, 2011 and December 31, 2010, accounts receivable aggregating approximately $4.5 million and $11.9 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.20% of consolidated revenues.

No customer accounted for more than 10% of revenues in the quarter ended March 31, 2011. One customer accounted for 13% of revenues in the three months ended March 31, 2010. One customer accounted for 10% of accounts receivable at both March 31, 2011 and December 31, 2010.

(d) Revenue Recognition

Revenue derived from the sale of products and services is recognized when all of the following criteria are met:

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

Arrangement fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees are considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized equal to the cumulative amount due and payable after allocating a portion of the cumulative amount due and payable to any undelivered elements, generally post contract support (“PCS”), based on relative selling price, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. The Company defers the cost of inventory when products have been shipped, but have not yet been installed or accepted, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due and payable, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

Revenue received from maintenance contracts is presented as deferred revenue and is recognized into revenue on a straight-line basis over the term of the contract. License fee revenue is recognized upon delivery of the license or software and when all performance criteria are met. Revenue derived from the sale of products is generally recognized when title and risk of loss has been transferred to the customer. In addition, product, maintenance contract and license fee revenues are recognized when persuasive evidence of an arrangement exists, amounts are fixed or can be determined, and ability to collect is probable.

Sales incentives are recorded as a reduction of revenue as there are no identifiable benefits received. The Company records a provision for estimated sales returns and allowances as a reduction from sales in the same period during which the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors.

The Company also has agreements with distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases in exchange for orders of an equal or greater amount. The Company recognizes an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenues in the statement of operations.

Revenues are recognized net of sales taxes. Revenues include amounts billed to customers in sales transactions for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the three months ended March 31, 2011 and 2010, respectively. Shipping and handling costs are included in cost of revenues.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the standards for multiple deliverable revenue arrangements to:

i.

provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

ii.	require an entity to allocate revenue where no vendor specific objective evidence exists by using third party evidence of selling price or estimated selling prices; and

iii.	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

This new accounting guidance became applicable to the Company beginning the first quarter of its fiscal year 2011. The Company adopted this guidance for transactions that were entered into or materially modified on or after January 1, 2011 using the prospective basis of adoption. The Company’s products typically have both software and non-software components that function together to deliver the products’ essential functionality. Although the Company’s products are primarily marketed based on the software elements contained therein, the hardware sold generally cannot be used apart from the software. Therefore, the Company considers its principal hardware products to be subject to this new accounting guidance. Many of the Company’s sales involve multiple-element arrangements that include product, maintenance and various professional services. The adoption of the guidance discussed above affects the Company’s multiple-element arrangements when they contain tangible products (hardware) with software elements, which comprise the majority of the Company’s revenue transactions. The Company may enter into sales transactions that do not contain tangible hardware components, such as software-only add-on sales, which will continue to be subject to the previous software revenue recognition guidance in ASC 985-605.

The multiple-deliverable revenue guidance requires that the Company evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting.

The delivered item constitutes a separate unit of accounting when it has stand alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in the Company’s control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of the Company’s products and services qualify as separate units of accounting and revenue is recognized when the applicable revenue recognition criteria are met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using vendor-specific objective evidence (“VSOE”), when available. The Company generally uses VSOE to derive the selling price for its maintenance and professional services deliverables. VSOE for maintenance is based on contractual stated renewal rates while professional services are based on historical pricing for standalone professional service transactions. When VSOE cannot be established, the Company attempts to determine the third party evidence of selling price (“TPE”) for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally the Company’s product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling prices (“ESP”) in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using average historical discounted selling price based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region. The Company uses ESP to derive the selling price for its product deliverables.

The impact of applying the relative selling price method in the allocation of revenue, compared to previous revenue recognition methodologies, did not have a material impact on the revenue recognized in the three months ended March 31, 2011. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. However, as the Company’s marketing and product strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

For transactions entered into prior to the first quarter of fiscal year 2011, the Company recognized revenue based on the software revenue recognition guidance in place during the period in which the order was received. When an arrangement involved multiple elements, such as hardware and software products, maintenance and/or professional services, the Company allocated the entire sales price to each respective element based on VSOE of the fair value for each element. When arrangements contained multiple elements and VSOE of fair value existed for all undelivered elements but not for the delivered elements, the Company recognized revenue for the delivered elements using the residual method. The Company based its determination of VSOE of the fair value of the undelivered elements based on substantive renewal rates of maintenance and support agreements, and on independently sold and negotiated service arrangements. In limited circumstances when arrangements containing multiple elements where VSOE of fair value did not exist for an undelivered element, the Company deferred revenue for the delivered and undelivered elements until VSOE of fair value existed for the undelivered elements or all elements had been delivered.

(e) Deferred Revenue

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

(f) Income Taxes

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

(g) Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s comprehensive losses for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(21,279)	$(4,913)
Foreign currency translation adjustments	31	-

Total comprehensive loss	$(21,248)	$(4,913)

Note 4 – Dialogic Corporation Acquisition

Background

On October 1, 2010, Dialogic completed its business combination with Dialogic Corporation in accordance with the terms of the Acquisition Agreement, pursuant to which the Dialogic Corporation became a wholly owned subsidiary of Dialogic. In accordance with the Acquisition Agreement, the Company acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of 22,116,155 shares of Dialogic’s common stock.

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. GAAP for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were remeasured at fair value and the assets and liabilities of Dialogic Corporation were carried over at their historical cost. For the quarter ended March 31, 2010, the accompanying unaudited condensed consolidated statements of operations and cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the accompanying unaudited condensed consolidated statements of operations and statements of cash flows of the former Veraz Networks, Inc. are included from the date of acquisition of October 1, 2010.

Supplementary pro forma information (Unaudited)

The following pro forma financial information reflects the condensed consolidated results of operations as if the acquisition of Dialogic had taken place on January 1, 2010. The pro forma financial information is not necessarily indicative of the results of operations as it would have been, had the transaction been reflected on the assumed date. No effect has been given for synergies that may have been realized through the acquisition. The pro forma financial information also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, adjustments to interest expense for borrowings and the elimination of merger costs incurred in 2010. Amounts are shown in thousands except per share amounts.

Three Months Ended March 31, 2010

Revenues	$57,526

Net loss	$(10,631)

Basic and diluted loss per share	$(0.34)

Weighted average shares	31,035

Note 5 – Goodwill and Intangible Assets

Goodwill at March 31, 2011 and December 31, 2010 were $31.2 million and $31.6 million, respectively. During the quarter ended March 31, 2011, the Company decreased goodwill by $0.4 million as a result of fair value adjustments to certain liabilities assumed in the business combination with Dialogic Corporation. The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of March 31, 2011, no indicators of impairment were identified.

The following is a summary of other intangible assets as at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$-	$10,000

Finite-lived intangibles:
Technology	58,239	(36,748)	21,491
Customer relationships	38,312	(27,234)	11,078
Software licenses	3,477	(3,137)	340
Other	1,270	(728)	542

Total intangibles	$111,298	$(67,847)	$43,451

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,350	$—	$10,350

Finite-lived intangibles:
Technology	58,239	(34,817)	23,422
Customer relationships	38,312	(25,981)	12,331
Software licenses	3,477	(2,998)	479
Other	904	(582)	322

Total intangibles	$111,282	$(64,378)	$46,904

Years	Technology	Customer relationships	Software licenses	Other
Weighted average amortization period (in years)	6.1	7.9	0.9	2.3

Note 6 – Fair Value Measurement

Assets are measured and recorded at fair value on a recurring basis for cash and cash equivalents, excluding accrued interest components, as presented on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2011 and 2010. The following is a summary of cash and cash equivalents (in thousands):

	Carrying Cost	Unrealized Gains (Losses)	Fair Market Value
Security Description
March 31, 2011

Cash at bank	$ 17,116	$ —	$ 17,116

Cash equivalents:

Money market funds	3,266	-	3,266

Total cash and cash equivalents	$ 20,382	$ —	$ 20,382

December 31, 2010

Cash at bank	$ 17,647	$ —	$ 17,647

Cash equivalents:

Money market funds	6,912	-	6,912

Total cash	$ 24,559	$ —	$ 24,559

Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

For other-than-temporary impairments, the Company discloses the gross unrealized losses and fair value for those investments that were in an unrealized loss position and have been in a continuous loss position. As of March 31, 2011 and December 31, 2010, the gross unrealized losses were zero.

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

The Company measures its available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value at Reporting Date Using
	March 31, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$3,266	$3,266	$-	$-

	Fair Value at Reporting Date Using
	December 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,912	$6,912	$-	$-

The carrying amounts of cash, cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities and interest payable on long-term debt approximate fair value because of their generally short maturities. For cash equivalents the estimated fair values are based on market prices. In addition, the fair value of the long-term debt approximates the carrying amount since interest is based on market-based variable interest rates. The fair value of the Company’s debt is estimated by discounting in the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

Note 7 – Balance Sheet Components

The following tables provide details of selected balance sheet items as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Inventories:
Raw material and components	$10,379	$10,079
Work in process	12,249	10,913
Finished products	5,386	6,110

Total inventories	$28,014	$27,102

	March 31, 2011	December 31, 2010
Property and equipment, net:
Computer equipment and software	$40,417	$40,126
Furniture and fixtures	3,748	3,720
Machinery and equipment	12,196	12,169
Leasehold improvements	4,362	4,565

	60,723	60,580
Accmulated depreciation	(51,036)	(50,318)

Total property and equipment, net	$9,687	$10,262

	March 31, 2011	December 31, 2010
Accrued expenses:
Accrued compensation and benefits	$13,175	$11,687
Accrued restructing expenses	1,501	1,690
Accrued royalty expenses	1,736	1,447
Accrued external sales agent commissions	1,243	1,378
Deferred rent	1,514	1,639
Other accrued expenses	5,344	5,924

Total accrued expenses	$24,513	$23,765

Note 8 – Bank Indebtedness

In connection with the reverse acquisition completed on October 1, 2010, the Company entered into a Consent and Thirteenth Amendment dated October 1, 2010 (“Thirteenth Amendment”), relating to the credit agreement dated as of March 5, 2008, as amended (“Revolving Credit Agreement”), with Wells Fargo Foothill Canada ULC, as administrative agent and as a lender (“Revolving Credit Lender”).

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

As of March 31, 2011 and December 31, 2010, the borrowing base under the Revolving Credit Agreement amounted to $15.1 million and $16.3 million, the Company had borrowed $13.0 and $12.8 million, and the unused line of credit totaled $12.0 million and $12.2 million, of which $2.1 million and $3.5 million was available for additional borrowings, respectively.

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

Guarantors. The revolving credit loans are guaranteed by Dialogic, Dialogic Corporation, Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Veraz Networks LTDA (collectively, the “Revolving Credit Guarantors”).

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

Revolving Credit Agreement Covenants

The following summarizes the material covenant’s compliance status as defined in the Revolving Credit Agreement at March 31, 2011 and December 31, 2010:

•

Minimum Cash Balance — Defined as maintaining at least $3.0 million in controlled non-restricted cash and cash equivalent accounts, (as defined between the lender and borrower) located in either the United States or Canada through December 31, 2011.

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

At March 31, 2011, the Company was in default under the Revolving Credit Agreement. Specifically, the Company had breached the Minimum Liquidity covenant under the Term Loan Agreement (as described in Note 9) as of March 31, 2011 which constitutes a breach under the terms of the Revolving Credit Agreement. The Revolving Credit Lender has not provided a waiver for such default and accordingly, amounts borrowed under the Revolving Credit Agreement could be accelerated and become immediately due and payable.

Note 9 –Debt and Related Party Transactions

In connection with the reverse acquisition on October 1, 2010, the Company entered into a second amended and restated credit agreement dated as of October 1, 2010, as amended (“Term Loan Agreement”), with Obsidian, LLC (“Obsidian”), as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennebaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”). Tennebaum Capital Partners. LLC (“Tennebaum”), a private equity firm, manages the funds of the Term Lenders. Tennebaum also owns approximately 6.5% of the Company’s common stock as of March 31, 2011 and has held such interests in Dialogic Corporation since 2006. During the quarter ended March 31, 2011 and the year ended December 31, 2010, a Managing Partner for Tennebaum also served as a member of the Company’s Board of Directors. The Company incurred costs of $2.6 million paid to the Term Lenders in connection with the Term Loan Agreement, which was capitalized as debt issuance costs as of October 1, 2010.

As of March 31, 2011 and December 31, 2010, the Company owed long-term debt to the Term Lenders in the amounts $89.9 million and interest payable of $2.9 and $3.0 million, respectively. For the quarters ended March 31, 2011 and 2010, the Company recorded interest expense of $3.1 million and $3.6 million, respectively, related to the Term Loan Agreement of which zero and $0.4 million, respectively, related to Payment-In-Kind (“PIK”) interest, and recorded $0.2 million and $0.4 million, respectively, of amortization charges for deferred debt issuance costs paid to the Term Lenders. For the quarters ended March 31, 2011 and 2010, the Company paid cash of $3.0 million and $0.4 million, respectively, related to the interest expense to the Term Lenders.

The following table summarizes the debt at (in thousands):

	March 31, 2011	December 31, 2010
Term loan (1)	$89,875	$89,875
Shareholder loans	3,000	3,000
Accrued interest payable - shareholder loans	1,134	936

Total debt, related parties	$94,009	$93,811

(1)	Presented as short-term in the accompanying condensed consolidated financial statements as of March 31, 2011.

Term Loan Agreement

Principal Amount and Maturity. A term loan in the principal amount of $89.9 million was outstanding at each of March 31, 2011 and December 31, 2010 under the Term Loan Agreement and is due on September 30, 2013.

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

Interest Rates. The term loans bear interest, payable quarterly in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which is currently 11%, is based on the Company’s consolidated net leverage ratio. Upon the occurrence and continuance of an event of default, the term loans will bear interest at a default rate equal to the applicable interest rate plus 2%. The aggregate interest rate was 13% at March 31, 2011 and December 31, 2010.

Guarantors. The terms loans are guaranteed by Dialogic, Dialogic Corporation, Dialogic Networks (Israel) Ltd., and Veraz Networks LTDA (collectively, the “Term Loan Guarantors”), with the exception of certain subsidiaries organized under the laws of countries other than the United States or Canada and certain immaterial U.S. subsidiaries that the Company has covenanted to wind-down and dissolve.

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

Term Loan Agreement Covenants

The following summarizes the financial covenants as defined in the Term Loan Agreement at March 31, 2011 and December 31, 2010:

•

Minimum Liquidity — Defined as liquidity consisting principally of cash and cash equivalents as adjusted, of at least $22.5 million as of December 31, 2010, which is the first test period for this covenant; $23.5 million as of March 31, 2011; $24.5 million as of June 30, 2011; $30.0 million as of September 30, 2011, December 30, 2011, March 31, 2012 and June 30, 2012; and $35.0 million as of September 30, 2012 and thereafter.

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

•

Minimum Interest Coverage Ratio — Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 2 to 1 for the four quarters ending September 30 2011, which is the first test period for this covenant, December 31 2011, March 31, 2012 and June 30, 2012, and 2.5:1 ratio for the four quarters ending September 30, 2012 and thereafter.

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

As of March 31, 2011, the Company was not in compliance with the Minimum Liquidity covenant. For the other covenants, Minimum EBITDA, Minimum Interest Coverage Ratio and Maximum Consolidated Total Leverage Ratio, there are no required compliance tests until September 30, 2011. In the event that the Company breaches any of the financial covenants under the Term Loan Agreement, the lender could accelerate the maturity date of the principal and the accrued interest to be immediately due and payable. At March 31, 2011 and December 31, 2010, this amounted to $89.9 million for the Term Loan and $2.9 million and $3.0 million in accrued interest payable, respectively. In March 2011, the Company obtained a letter from the Term Loan Lenders confirming that they will not under any circumstance accelerate the maturity date of the Term Loan prior to January 15, 2012. Accordingly, the $89.9 million debt has been classified as a current liability in the accompanying unaudited condensed consolidated financial statements.

Shareholder Loans

At each of March 31, 2011 and December 31, 2010, the Company had $3.0 million in long-term debt payable to certain shareholders of the Company, including the Company’s Chief Executive Officer and members of the Company’s Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from the maturity date of the Term Loan Agreement, which would be in March 2014. During each of quarters ended March 31, 2011 and 2010, the Company recorded interest expense of $0.2 million related to these shareholder loans. There are no covenants or cross default provisions associated with these shareholder loans. Total accrued interest as of March 31, 2011 and December 31, 2010 was $1.1 million and $0.9 million, respectively.

In the event that the Company consummates an equity financing before the loans are repaid, the noteholders, at their option, may convert all of the shareholder loan amount, including accrued PIK interest payable, into equity at the same rate and terms agreed to with other investors. The shareholder loan convertible option will apply solely to the first equity financing event consummated after October 1, 2010.

Note 10 – Restructuring Charges

In a continued effort to consolidate certain operations across all organizations, the Company incurred employee termination costs for severance amounts and benefits aggregating to $0.5 million during the first quarter ended March 31, 2011. In addition, the Company vacated a portion of its New Jersey facilities during the first quarter of 2011 and has accrued for the non-cancellable lease obligations and related costs associated with the vacated space of $3.5 million.

Restructuring activity for the quarter ended March 31, 2011 was as follows (in thousands):

	Employee Termination/ Severance and Related Costs	Facilities costs	Total
Balance at December 31, 2010	$1,690	$—	$1,690
Charges to operations	510	3,475	3,985
Payments made during the quarter	(1,125)	-	(1,125)

Balance at March 31, 2011	$1,075	$3,475	$4,550

As of March 31, 2011, approximately $1.5 million accrued restructuring expenses was included as a component of current accrued liabilities and $3.1 million was classified as long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2010, $1.7 million was included in the Company’s current accrued liabilities. The Company expects to pay $1.1 million in employee related costs and $0.4 million in facilities costs by December 2011 and the remaining amounts over the lease periods ending in 2015. The Company did not have any restructuring costs during the quarter ended March 31, 2010.

Note 11 – Stock-Based Compensation

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$76	$-
Research and development	143	-
Sales and marketing	164	-
General and administrative	369	-

Total stock-based compensation expense	$752	$-

The Company did not have any stock-based compensation expense for the quarter ended March 31, 2010.

Stock Award Activity

A summary of the Company’s stock award activity and related information for the quarter ended March 31, 2011 is set forth in the following table (in thousands except for exercise price amounts):

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)	Aggregate Intrinsic Value
	(in 000’s)	(in 000’s)			(in 000’s)
Balance at December 31, 2010	604	2,250	$5.93
Authorized	935
Restricted stock units granted	(16)
Restricted stock units cancelled and forfeited	7
Options granted	(400)	400	$4.79
Options exercised		(51)	$1.70
Options cancelled and forfeited	72	(72)	$11.97

Balance at March 31, 2011	1,202	2,527	$5.66	5.99	$1,471

Options vested and expected to vest at March 31, 2011		2,432	$5.68	5.84	$1,471
Options exercisable at March 31, 2011		1,632	$5.66	4.66	$1,470

The total intrinsic value of options exercised were $0.1 million and zero during the quarters ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the balance of $3.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock units granted to employees and directors is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

During the quarters ended March 31, 2011 and 2010, the Company granted the following stock options:

	Options Granted (in 000’s)	Weighted-average grant date fair value per share
Quarter ended March 31, 2011	400	$3.94
Quarter ended March 31, 2010	-	-

For the quarters ended March 31, 2011 and 2010, the stock-based compensation expense on stock options amounted to $0.4 million and zero, respectively.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined using the “simplified method”. Under this approach, the expected term was presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach, with appropriate disclosure, was permitted for a plain vanilla employee stock option for which the value was estimated using a Black-Scholes formula. Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

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

The following weighted average assumptions were used to value options granted during the quarters ended March 31, 2011 and 2010, respectively:

	Quarters Ended March 31,
	2011	2010
Expected term (in years)	6.00	-
Risk -free interest rate	2.61%	-
Volatility	92.00%	-
Dividend yield	-	-

Restricted Stock Awards

Due to the acquisition on October 1, 2010, the Company assumed the former Veraz Networks, Inc. restricted stock award plan which resulted in 296,000 restricted stock units (“RSUs”) being assumed. During the quarter ended March 31, 2011, the Company granted 16,000 RSUs. For the quarter ended March 31, 2010, Dialogic Corporation did not have a restricted stock award plan.

Restricted stock activity as of March 31, 2011 was as follows:

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2010	274	$4.97
Granted	16	$4.79
Vested	(50)	$4.65
Forfeited or expired	(7)	$5.35

Nonvested at March 31, 2011	233	$5.21

For the quarter ended March 31, 2011, the stock-based compensation expense on restricted stock based awards amounted to $0.3 million.

As of March 31, 2011, 233,000 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $1.2 million. During the quarter ended March 31, 2011, aggregate intrinsic value of vested restricted stock based awards was $0.2 million.

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

Note 12 – Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The Company has outstanding stock options and restricted stock units, which have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended
	2011	2010
Numerator:
Net loss	$ (21,279)	$ (4,913)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic and diluted net loss per share	31,219	7,652

Net loss per share - basic and diluted	$ (0.68)	$ (0.64)

Note 13 – Commitments and Contingencies

(a) Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel, including efforts prior to its acquisition by the Company on December 31, 2002, have been partially financed through grants from the OCS. In return for the OCS’s participation, the Company’s Israeli subsidiary is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the accompanying unaudited condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues was $0.3 million and zero for the quarters ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the royalty payable amounted to $1.0 million and $0.8 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $17.3 million as of March 31, 2011 and December 31, 2010.

(b) Indemnification Obligations

Agreements between the Company and its customers under which its customers purchase or license products generally have indemnification provisions under which the Company selling or licensing the products is obliged to defend third party claims against the customer arising as a result of the Company’s products infringing or misappropriating third party intellectual property rights. Depending on the customer and the nature of the agreement, these claims may or may not have a monetary limitation and generally would not cover indirect, special or punitive damages. These clauses are always contingent on the Company selling or licensing the products being allowed to have full authority to defend or settle the claim with the customer’s assistance and subject to industry standard carve-outs such as the Company not being responsible for infringement arising as a result of the Company’s products being combined with third party technology or arising as a result of the Company or a third parties modification of the Company product concerned. In some agreements, the Company selling or licensing the product to the customer has accepted indemnification obligations related to damages caused by the Company’s product or employees which result in death or personal injury or damages as to property. Generally when these provisions are included they are reciprocal and subject to various limitations and carve-outs. The Company has received no indemnification claims in any of the years included in these accompanying unaudited condensed consolidated financial statements, and the Company has no current expectation of significant claims related to existing contractual indemnification obligations.

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

(c) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At March 31, 2011 and December 31, 2010, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.5 million and $1.6 million, respectively. The guarantee term generally varies from three months to 30 years. The guarantees are usually provided for approximately 10% of the contract value.

Note 14 – Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address of the customer. The following table sets forth revenues by major product group and geographic areas, and long-lived assets and goodwill by geographic area (in thousands):

(a) Revenues by major product group

	Three Months Ended March 31,
	2011	2010
TDM	$18,363	$29,509
IP Products	17,847	9,047
Services	8,654	2,900

Total revenues	$44,864	$41,456

(b) Revenues were derived from customers located in the following geographic areas

	Three Months Ended March 31,
	2011	2010
Americas
United States	$18,469	$20,152
Other	2,261	1,017

Total Americas	20,730	21,169
Europe, Middle East, Africa	16,364	10,960
Asia Pacific	7,770	9,327

Total revenues	$44,864	$41,456

(c) Long-lived assets and goodwill by geographic area are as follows

	March 31, 2011	December 31, 2010
Americas:
United States	$39,502	$41,214
Canada	42,240	44,974
Other foreign countries	2,619	2,592

Total long-lived assets	$84,361	$88,780

Note 15 – Income Taxes

The Company recorded an income tax provision of $0.5 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company’s effective income tax rate was approximately (2.4) % and (2.7) %, respectively. The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses. The tax provision during the three months ended March 31, 2011 was primarily attributable to the Company’s profitable foreign operations. The tax provision during the three months ended March 31, 2010 was primarily attributable to reserve for uncertain tax positions and profitable foreign operations.

The Company’s net deferred tax assets were zero at both March 31, 2011 and December 31, 2010. As a result of its history of cumulative losses and uncertainty regarding future taxable income, Dialogic has determined, based on all available evidence, that there is substantial uncertainty as to the realizability of the deferred tax asset in future periods and accordingly, Dialogic maintained a full valuation allowance against its net deferred tax assets as of March 31, 2011.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service, or IRS, for calendar years 2008 and 2009. The entire scope of the audit has not been determined, however, the Company does not expect an adverse outcome. Additionally, any net operating losses and credits that were generated in prior years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2007 through 2010, France for 2007 through 2010, India for 2005 through 2010, Israel for 2008 and 2010, Singapore for 2005 through 2010, Russia for 2009 through 2010, and the United Kingdom for 2005 through 2010.

Unrecognized tax benefits represent uncertain tax positions for which reserve have been established. As of March 31, 2011 and December 31, 2010, the total liability for unrecognized tax benefits was $3.3 million and $3.2 million respectively, of which all would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the period ended March 31, 2011, the unrecognized tax benefits were not reduced as a result of expiration of statute of limitations in any jurisdictions and $0.01million for matters settled during the period. This was offset in part by the establishment of reserves of $0.06 million for various matters in different jurisdictions.

Note 16 – Settlement Agreement

In August 2008, the Company’s subsidiary Cantata Technology, Inc. (“Cantata”) filed a complaint against InterMetro Communications, Inc. (“InterMetro”) before the District Court for the District of Massachusetts USDC Civil Action No. 08-11371(PBS). InterMetro filed a counterclaim against Cantata and instituted a third party claim against the Company. A settlement agreement (“Settlement Agreement”) was reached in the matter and signed on January 29, 2010, the terms of which are confidential. In January 2010, the Company recorded the gain on the settlement, $0.5 million as other income in the accompanying unaudited condensed consolidated statements of operations. However under the Settlement Agreement, all counterclaims against Cantata and third party claims against Dialogic were dropped. The Settlement Agreement was entered by the District Court under seal and the case was officially closed on February 19, 2010.

Note 17 – Supplemental information

(a) Supplemental statement of operations information (in thousands):

Depreciation and amortization expenses are included in the following captions in the consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Depreciation expense
Cost of sales	$107	$24
Research and development	433	255
Sales and marketing	53	9
General and administrative	693	910

Total depreciation expense	$1,286	$1,198

Amortization expense
Cost of sales	$2,068	$2,291
Sales and marketing	1,253	1,588
General and administrative	147	48

Total amortization expense	$3,468	$3,927

	Three Months Ended March 31,
	2011	2010
Interest expense
Bank indebtedness	$186	$228
Long-term debt, related parties	3,122	3,383
Amortization of debt issuance costs	260	485

Total interest expense	$3,568	$4,096

(b) Valuation and qualifying accounts (in thousands):

	Balance at December 31, 2010	Additions charged to revenues or expenses	Deductions (reversals)	Balance at March 31, 2011
Accounts receivable allowances	$(3,721)	$(12)	$50	$(3,683)
Inventory obsolescence	$(7,000)	$(554)	$520	$(7,034)
Warranty reserve	$(384)	(49)	$97	$(336)
Distributor price adjustments	$(2,707)	$(3,053)	$3,232	$(2,528)
Sales returns and related reserves	$(2,040)	$(2,661)	$2,836	$(1,865)

Note 18 – SEC Investigation

On March 28, 2011, the Company received a letter from the SEC informing it that the SEC was conducting an informal inquiry (the “SEC Inquiry”) and requesting that the Company preserve certain categories of records in connection with the SEC Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed the Company that the inquiry related to allegations of improper revenue recognition and potential Foreign Corrupt Practices Act violations of the former Veraz Networks Inc. business during periods prior to completion of its business combination with Dialogic Corporation. The Board appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate.

The Company is cooperating fully with the SEC Inquiry and intends to continue to do so. At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. Based on information currently available to the Company, it believes that any of the allegations, even if true, would not have a material adverse effect on the accompanying unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010, in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2011. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, statements of our future financial operating results, future expectations concerning cash and cash equivalents available to us, our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

We are a leading provider of communications platforms and technology which enable service providers to build our IP- or packet-based networks and enables developers and service providers to build and deploy innovative applications for use on these networks. Our global customers rely on our portfolio of IP and TDM based multimedia processing and call control enabling technologies and products, and our services, to provide reliable, cost-effective and secure communications solutions to both the enterprise and service provider markets. Today, networks using our technology carry more than 15 billion minutes of switched traffic per month, and services built on our products are used by an estimated two billion mobile value-added service subscribers worldwide. We sell into both the enterprise and service provider communications market directly and indirectly through distribution partners such as telecommunications equipment vendors, VAR’s and other channel partners.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	Revenue Recognition;

•	Accounts Receivable and Allowance for Doubtful Accounts;

•	Inventory Reserves;

•	Impairment of Long-Lived Assets and Goodwill;

•	Stock-Based Compensation;

•	Accounting for Income Taxes; and

•	Business Combinations

Revenue Recognition

Our products typically have both software and non-software components that function together to deliver the products’ essential functionality. Our products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally cannot be used apart from the software. Therefore, we consider our principal products to be both software- and hardware-related. Many of our sales involve multiple-element arrangements that include product, maintenance and various professional services.

For transactions entered into prior to the first quarter of fiscal year 2011, we recognized revenue based on the software revenue recognition guidance in place during the period in which the order was received. When an arrangement involved multiple elements, such as hardware and software products, maintenance and/or professional services, we allocated the entire sales price to each respective element based on the vendor-specific objective evidence, or VSOE, of the fair value for each element. When arrangements contained multiple elements and VSOE of fair value existed for all undelivered elements but not for the delivered elements, we recognized revenue for the delivered elements using the residual method. We based our determination of VSOE of the fair value of the undelivered elements based on substantive renewal rates of maintenance and support agreements, and on independently sold and negotiated service arrangements. For arrangements containing multiple elements where VSOE of fair value did not exist for an undelivered element, we deferred revenue for the delivered and undelivered elements until VSOE of fair value existed for the undelivered elements or all elements had been delivered.

Effective January 1, 2011, we prospectively adopted the provisions of Accounting ASU 2009-14 and ASU 2009-13 for transactions that were entered into or materially modified on or after January 1, 2011. We consider our principal products to be both software- and hardware-related. Many of our sales involve multiple-element arrangements that include product, maintenance and various professional services. The adoption of the guidance affects our multiple-element arrangements when they contain tangible products (hardware) with software elements, which comprise the majority of our revenue transactions. We may enter into sales transactions that do not contain tangible hardware components, such as software-only add-on sales, which will continue to be subject to the previous software revenue recognition guidance in ASC 985-605.

The multiple-deliverable revenue guidance requires that we evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting.

The delivered item constitutes a separate unit of accounting when it has stand alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of our products and services qualify as separate units of accounting and revenue is recognized when the applicable revenue recognition criteria are met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using vendor-specific objective evidence (“VSOE”), when available. When VSOE cannot be established, we attempt to determine the third party evidence of selling price (“TPE”) for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use estimated selling prices (“ESP”) in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using average historical discounted selling price based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region.

The impact of applying ESP in the allocation of revenue, compared to previous revenue recognition methodologies, did not have a material impact on the revenue recognized in the three months ended March 31, 2011. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. However, as our marketing and product strategies evolve, we may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

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

We also have agreements with distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases in exchange for orders of an equal or greater amount. We recognize an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenues in the statement of operations.

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

•

Estimated Selling Price (ESP): The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using average historical discounted selling price based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region.

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

Results of Operations (amounts in 000’s)

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues (amounts in thousands)

	Three Months Ended March 31,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenues:
Products	$36,210	81%	$38,556	93%	$(2,346)	(6)%
Services	8,654	19	2,900	7	5,754	198

Total Revenues	$44,864	100%	$41,456	100%	$3,408	8%

Revenues by geography:
Americas	$20,730	46%	$21,169	51%	$(439)	(2)%
Europe, Middle East and Africa	16,364	36	10,960	26	5,404	49
Asia Pacific	7,770	17	9,327	22	(1,557)	(17)

Total Revenues	$44,864	100%	$41,456	100%	$3,408	8%

Revenues

Total revenues of $44.9 million for the quarter ended March 31, 2011 increased by 8% or $3.4 million from $41.5 million in the quarter ended March 31, 2010. Our product revenues were 81% of total revenues at $36.2 million in the three months ended March 31, 2011 as compared to 93% of total revenues, or $38.6 million in 2010, a decrease of 6% or $2.3 million. Our services revenues were 19% of total revenues at $8.7 million in the three months ended March 31, 2011 as compared to 7% of total revenues, or $2.9 million in the three months ended March 31, 2010, an increase of 198% or $5.8 million. Included in the total revenue increase is $13.2 million revenue attributable to the acquisition completed in the last quarter of 2010 which is comprised of $7.9 million in product revenue and $5.3 million in services revenues. Revenues, excluding the acquisition, were $31.6 million, for the quarter ended March 31, 2011, which represented a decrease of 24%, or $9.9 million, from $41.5 million in the quarter ended March 31, 2010. The decrease is generally attributable to reduced demand for TDM products whose revenue decreased by 38% or $11.2 million, partially offset by a 10% or $0.9 million, increase in IP product revenues and a 16%, or $0.5 million, increase in services revenues.

Product Revenue

Product revenues of $36.2 million for the quarter ended March 31, 2011 decreased by 6% or $2.4 million from $38.6 million in the quarter ended March 31, 2010. Our TDM products were 51% of product revenues at $18.4 million in the three months ended March 31, 2011 as compared to 76% of product revenues, or $29.5 million in the three months ended 2010, representing a decrease of 38% or $11.2 million. Included in product revenues for 2011 is an increase of $7.9 million due to the acquisition which was completed in the last quarter of 2010.

Product revenues, excluding the acquisition, were $28.3 million for the quarter ended March 31, 2011 representing a decrease of $10.3 million or 27%, from $38.6 million in the quarter ended March 31, 2010. The decline resulted from lower customer demand for our TDM products and the adverse economic conditions. Our TDM product revenues are expected to decline as there is a gradual conversion of the telecommunication networks to our IP technology.

Service Revenue

Service revenues of $8.7 million for the quarter ended March 31, 2011 increased by 198% or $5.8 million from $2.9 million in the quarter ended March 31, 2010. Included in service revenues for the quarter ended March 31, 2011 is an increase of $5.3 million due to the acquisition which was completed in the last quarter of 2010.

Service revenues, excluding the acquisition, were $3.4 million for the quarter ended March 31, 2011 which increased by 17%, or $0.5 million, from $2.9 million in the quarter ended March 31, 2010. The increase in service revenue was the result of growth in our installed base of customers for IP products and a related increase in IP maintenance revenue.

Revenues by geography

The $3.4 million increase in total revenues for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 is attributable to an increase in sales of $5.4 million the Europe, Middle East and Africa region; partially offset by a decrease of $1.6 million in the Asia Pacific region and $0.4 million in the Americas regions over the same periods.

Total revenues, excluding the acquisition, decreased by $9.9 million for the quarter ended March 31, 2011 compared to the same period of 2010, resulting from a decrease in sales in the three regions. The Americas declined by $5.8 million, Europe, Middle East and Africa revenues decreased by $1.4 million and Asia Pacific decreased by $2.7 million. The decrease in revenues in the three regions is due to continued adverse economic conditions, and the decline in demand for our TDM products.

Americas:

Total revenues in the Americas decreased by $0.5 million to $20.7 million in the first quarter of 2011 from $21.2 million in the same period of the prior year. Included in the 2011 revenues for the Americas is $5.3 million due to the acquisition, which is comprised of $3.2 million related to IP product revenues and $2.1 million of services revenues.

In the Americas, our IP product revenues, excluding the acquisition, increased by 20% or $0.8 million to $4.6 million in 2011 as compared to $3.8 million in the same period of the prior year. Our TDM product revenues decreased by 44% or $6.9 million, to $8.7 million in the first quarter of 2011 as compared to $15.6 million in the same period of the prior year. Services revenues increased by $0.4 million in 2011 to $2.2 million as compared to $1.8 million in the same period of the prior year.

Europe, Middle East and Africa:

Total revenues in the Europe, Middle East and Africa region increased by $5.4 million to $16.4 million in the first quarter of 2011 from $11.0 million in the same period of the prior year. Included within the revenues for the Europe, Middle East and Africa region in 2011 is $6.8 million from the acquisition which is comprised of $4.0 million of IP product revenues and $2.8 million of services revenues.

In Europe, Middle East and Africa, our IP product revenues, excluding the acquisition, increased by 6% or $0.2 million to $3.1 million in 2011 as compared to $2.9 million in 2010. Our TDM product revenues decreased by 23% or $1.6 million to $5.6 million in 2011 as compared to $7.3 million in 2010. Services revenues increased by $0.1 million in 2011 to $0.8 million as compared to $0.7 million in 2010.

Asia Pacific:

Total revenues in the Asia Pacific region decreased by $1.6 million to $7.8 million in the first quarter of 2011 from $9.3 million in the same period of the prior year. Included within the revenues for the Asia Pacific region in the first quarter of 2011 is $1.2 million from the acquisition comprised of $0.7 million related to IP product revenues and $0.5 million of services revenues.

In Asia Pacific, our IP product revenues, excluding the acquisition, was $2.3 million in both first quarters of 2011 and 2010. Our TDM product revenues decreased by 39%, or $2.6 million, to $4.1 million in the first quarter of 2011 as compared to $6.7 million in the same period in 2010. Services revenues decreased by $0.1 million in the first quarter of 2011 to $0.3 million as compared to $0.4 million in the first quarter of 2010.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2011		2010		Period-to-Period Change
	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$13,943	39%	$12,907	33%	$1,036	8%
Services	5,350	62	2,279	79	3,071	135

Total cost of revenues	$19,293	43%	$15,186	37%	$4,107	27%

Gross Profit:
Products	$22,267	61%	$25,649	67%	$(3,382)	(13	) %
Services	3,304	38	621	21	2,683	432

Total gross profit	$25,571	57%	$26,270	63%	$(699)	(3	) %

Cost of Revenue

Total cost of revenues of $19.3 million for the quarter ended March 31, 2011 increased by 27% or $4.1 million from $15.2 million in the quarter ended March 31, 2010. Included in cost of revenues in the first quarter of 2011 is an increase of $5.2 million due to the acquisition completed in the last quarter of 2010.

Cost of product revenues of $13.9 million for the quarter ended March 31, 2011 increased by 8% or $1.0 million from $12.9 million in the quarter ended March 31, 2010. Included in cost of product revenues in the first quarter of 2011 is an increase of $2.6 million due to the acquisition completed in the last quarter of 2010.

Cost of product revenues, excluding the acquisition, decreased by $1.5 million in the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. The decrease in the quarter ended March 31, 2011 compared to the same period of 2010 is attributable to $1.4 million in lower outsourced product manufacturing costs due to a decline in product quantities ordered, and lower amortization expense by $0.4 million. Offsetting these decreases were increases in variable operating costs of $0.3 million in the three months ended March 31, 2011 as compared to the comparable period in 2010 as a result of higher freight and tooling charges. In addition, there was an increase in inventory obsolescence charges of $0.1 million in the first quarter of 2011 as compared to the same quarter in 2010.

Cost of services revenues of $5.4 million for the quarter ended March 31, 2011 increased by 135% or $3.1 million from $2.3 million in the quarter ended March 31, 2010. Included in the cost of services revenues is an increase of $2.6 million due to the acquisition completed in the last quarter of 2010. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel. The incremental services costs related to the acquisition include salaries and related costs of $1.5 million for 72 employees, consultant expenses of $0.5 million, occupancy costs of $0.3 million, travel of $0.2 million and other costs of $0.1 million.

Cost of services, excluding the acquisition, was $2.8 million for the quarter ended March 31, 2011 compared to $2.3 million for the quarter ended March 31, 2010. The cost increase in the first quarter of 2011 as compared to the first quarter of 2010 primarily results from reinstatement of our employees to full pay in 2011 from the salary reduction initiative in 2009.

Gross Profit

Gross profit of $25.6 million for the quarter ended March 31, 2011 decreased by 3% or $0.7 million from $26.3 million in the quarter ended March 31, 2010. Included within the gross profit is an increase of $8.0 million due to the acquisition completed in the last quarter of 2010. For the quarter ended March 31, 2011, gross profit, excluding the acquisition, decreased by 33%, or $8.7 million, from $26.3 million for the quarter ended March 31, 2010 to $17.6 million for the quarter ended March 31, 2011. The decrease is primarily a result of a decline in TDM product revenues. As a percentage of sales, excluding the acquisition, gross profit decreased to 55% in the quarter ended March 31, 2011 compared to 63% in the comparable period in 2010 which is due to the decline in TDM product revenues.

As a percentage of product revenue, product gross profit was 61% in the three months ended March 31, 2011 compared to 67% in the comparable period in 2010. The decrease in product gross profit is primarily attributable to the effect of fixed operation and support overheads being allocated over a lower revenue base and higher variable operation expenses such as tooling, testing and freight charges.

As a percentage of services revenue, services gross profit was 38% in 2011 as compared to 21% in comparable period in 2010. The acquisition contributed to the services gross profit increase as the former Veraz Networks Inc. had higher profit associated with its service revenues.

Operating Expenses

	Three Months Ended March 31,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$14,790	33%	$10,064	24%	$4,726	47%
Sales and marketing	14,879	33	11,275	27	3,604	32
General and administrative	8,970	20	5,675	14	3,295	58
Acquisition costs	-	-	384	1	(384)	(100)
Restructuring charges	3,985	9	-	-	3,985	100

Total operating expenses	$42,624	95%	$27,398	66%	$15,226	56%

Research and Development Expenses

Research and development expenses of $14.8 million for the quarter ended March 31, 2011 increased by 47% or $4.7 million from $10.1 million in the quarter ended March 31, 2010. Included in the total research and development expenses are $4.7 million in additional expenses due to the acquisition completed in the last quarter of 2010. The incremental research and development costs from the acquisition are comprised of salaries and related costs of $3.7 million for 93 employees, occupancy costs of $0.8 million, equipment depreciation of $0.4 million, consultants of $0.2 million, and other costs of $0.1 million partially offset by research grants from the Israeli government of $0.5 million.

Research and development expenses, excluding the acquisition, were $10.1 million for each of the quarters ended March 31, 2011 and 2010.

Research and development expenses increased to 33% of total revenues in the quarter ended March 31, 2011 from 24% of total revenues in the quarter ended March 31, 2010. We expect that research and development expenses as a percentage of total revenue will decrease in 2011 as we begin to integrate our research and development operations with those of Dialogic Corporation during the year. We expect that the research and development expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010, and we intend to continue to invest in developing new products and enhance and refresh existing products.

Sales and Marketing

Sales and marketing expenses of $14.9 million for the quarter ended March 31, 2011 increased by 32% or $3.6 million from $11.3 million in the quarter ended March 31, 2010. Included in the sales and marketing expenses are $3.6 million in additional expenses due to the acquisition completed in the last quarter of 2010. The incremental sales and marketing costs related to the acquisition include salaries and related costs of $2.2 million for 39 employees, sales agents and consultant expenses of $0.3 million, depreciation and amortization of intangibles of $0.3 million, occupancy costs of $0.3 million, travel of $0.3 million and other costs of $0.2 million.

Sales and marketing expenses, excluding the acquisition, were unchanged at $11.3 million for the quarters ended March 31, 2011 and 2010. Included within sales and marketing expenses is a decrease in amortization expense of $0.6 million, salaries and related employee benefits of $0.1 million. Offsetting these expense decreases are increases in sales commissions of $0.4 million, travel and entertainment of $0.1 million, and other expenses of $0.2 million.

Sales and marketing expenses increased to 33% of total revenues in the quarter ended March 31, 2011 from 27% of total revenues in the quarter ended March 31, 2010. We expect that sales and marketing expenses as a percentage of total revenue will decrease in 2011 as we begin to integrate our sales and marketing operations during the year. We expect that the sales and marketing expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

General and Administrative

General and administrative expenses of $9.0 million for the quarter ended March 31, 2011 increased by 58% or $3.3 million from $5.7 million in the quarter ended March 31, 2010. Included in general and administrative expenses is $2.7 million due to the acquisition completed in the last quarter of 2010. The incremental general and administrative expenses from the acquisition include salaries and related costs of $1.4 million for 37 employees, legal and accounting fees of $0.7 million, consulting fees of $0.3 million and other costs of $0.3 million.

General and administrative expenses, excluding the acquisition, increased by 11%, or $0.6 million in the quarter ended March 31, 2011 to $6.3 million as compared to $5.7 million in the quarter ended March 31, 2010. The increase is primarily attributable to increased expenses for salaries and related employee benefits of $0.6 million relating to a reinstatement of our employees to full pay in 2011 from the salary reduction initiative in 2009.

General and administrative expenses increased to 20% of total revenues in the quarter ended March 31, 2011 from 14% of total revenues in the quarter ended March 31, 2010. We expect that general and administrative expenses as a percentage of total revenue will decrease in 2011 as we begin to integrate our general and administrative operations during the year and gain efficiencies in lower overhead and employee costs. We expect that the general and administrative expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

Restructuring Charges

For the quarter ended March 31, 2011, we recorded a restructuring charge of $4.0 million compared to zero for the same period of the prior year. The restructuring charges in 2011 relate to $0.5 million of severance and related benefits for terminated employees and $3.5 million of future lease payments and other costs associated with vacated spaces in our Parsippany, NJ facility.

At March 31, 2011, we have an accrued liability in the amount of $4.6 million related to the restructuring activities, of which $1.6 million is included in our current liabilities and $3.0 million is recorded as a long-term liability. During 2011, we expect to pay $1.1 million against this liability. The remaining $3.8 million relates to the consolidation of the leased space in our Parsippany, NJ office which we expect to pay over the remaining lease term ending at December 2015.

Interest and Other Income (Expense), net

Interest and other income (expense), net decreased by $0.5 million in the three months ended March 31, 2011 as compared to March 31, 2010. This decrease is primarily due to the gain from the settlement with InterMetro for $0.5 million in January 2010.

Interest Expense

Interest expense decreased by $0.5 million or 13%, from $4.1 million in the quarter ended March 31, 2010 to $3.6 million in the quarter ended March 31, 2011. The decrease in 2011 is primarily attributable to lower interest rates in 2011 on our term loan. The average interest rate was 13.0% on the Term Loan Agreement and 5.8% on the Revolving Credit Agreement in 2011 compared to 15.4%, inclusive of 2% PIK interest, on the Term Loan Agreement and 6.0% on the Revolving Credit Agreement in 2010. The interest rate on the Shareholder loans bears a contractual annual interest rate of 20% compounded monthly in the form of a PIK.

Foreign Exchange Losses, net

Foreign exchange loss was $0.1 million in each of the quarters ended March 31, 2011 and 2010.

Income Tax Provision

We recorded an income tax provision of $0.5 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The tax expense for the three months ended March 31, 2011 is primarily due to current tax payable in our profitable foreign entities with no corresponding tax attributes to off-set current tax expense. The tax expense for the three months ended March 31, 2010 is primarily comprised of a provision for uncertain tax positions and foreign income tax expense. There was no deferred provision recorded for either quarter.

Financial Position

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $20.4 million, compared to $24.6 million of cash and cash equivalents as of December 31, 2010. Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement. As of March 31, 2011, we had borrowed $13.0 million under our Revolving Credit Agreement. Under the Revolving Credit Agreement, the unused line of credit totaled $12.0 million, of which $2.0 million was available to us. At March 31, 2011, we had total debt of $94.0 million under the Term Loan Agreement and Shareholder Loans, of which $89.9 million matures in September 2013 and $4.1 million is due in March 2014. As of March 31, 2011, we were not in compliance with the minimum liquidity covenant under our term loan. As a result, the lenders will have the right to accelerate the maturity date of the long-term debt, but has agreed not to do so prior to January 15, 2012. Accordingly, the debt has been classified as a current liability in the accompanying unaudited condensed consolidated financial statements.

Our customers continue to delay payments, and our Days Sales Outstanding, or DSO, has increased from 91 days as of December 31, 2010 to 99 days as of March 31, 2011, excluding any impact from revenue purchase accounting adjustments, for the quarter ended March 31, 2011. The impact of this increase in DSO on our cash position is approximately $4.0 million. We have maintained cost control over payment activities, and we diligently manage our cash position to match our cash receipts with our payment to suppliers.

We increased borrowings by $0.2 million under the Revolving Credit Agreement and used net cash in operating activities of $2.7 million. As of March 31, 2011, total liquidity including cash and availability under the Revolving Credit Agreement was $22.4 million as compared to $28.1 million on December 31, 2010.

We budget capital expenditures on an annual basis. For 2011, we budgeted capital expenditures for property and equipment of $3.0 million, of which $0.7 million was used in the three months ended March 31, 2011.

In the three months ended March 31, 2011, we paid $3.1 million to service the interest payments on the Term Loan and Revolving Credit Agreements.

We monitor and manage liquidity by preparing and updating annual budgets as well as monitor compliance with terms of our financing agreements.

We believe that we will continue as a going concern. For the three months ended March 31, 2011, we incurred a net loss of $21.3 million and used cash in operating activities of $2.7 million. As of March 31, 2011, our cash and cash equivalents was $20.4 million, our current bank indebtedness was $13.0 million and our debt with related parties was $94.0 million. As discussed in Note 9 to the condensed consolidated financial statements, the related party term loan lenders have waived their right to accelerate the maturity date of the debt under any circumstances prior to January 15, 2012, including in the event we do not maintain compliance with our debt covenants. As of March 31, 2011, we were not incompliance with the Minimum Liquidity Covenant under our Term Loan Agreement. As a result, the lenders will have the right to accelerate the maturity date of the debt on January 15, 2012. We do not anticipate having sufficient cash and cash equivalents to repay the debt should the related party lenders accelerate the maturity date and we would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. This could harm us by:

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

In order for us to meet the debt repayment requirements, we may need to raise additional capital by refinancing our debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what we currently operate under. Any equity financing transaction could result in additional dilution to our existing stockholders.

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

Principal Amount and Maturity. At March 31, 2011 and December 31, 2010, term loan in the principal amount of $89.9 million were outstanding under the Term Loan Agreement and are due on September 30, 2013.

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

We are required to offer to prepay the term loans out of the net proceeds of certain asset sales (including asset sales by us) at 100% of the principal amount of term loans prepaid, plus the prepayment premiums described above, subject to our right to reinvest some or all of the net proceeds in its business in lieu of prepayment. We are also required to prepay the term loans out of net proceeds from certain equity issuances, at 50% plus the prepayment premiums. If we raise at least $50.0 million within the first year of the loan agreements, 100% of the net proceeds are to be applied against the term loan, with a prepayment premium of 2%.

Interest Rates. The term loans bear interest, payable in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which is currently 11%, is based on our consolidated net leverage ratio. Upon the occurrence and continuance of an event of default, the term loans will bear interest at a default rate equal to the applicable interest rate plus 2%. At March 31, 2011, the interest rate was 13% on the aggregate of the Term Loans.

Guarantors. The term loans are guaranteed by Dialogic, Dialogic Corporation, Dialogic Networks (Israel) Ltd., and Veraz Networks LTDA, or, collectively the Term Loan Guarantors, with the exception of certain subsidiaries organized under the laws of countries other than the United States or Canada and certain immaterial U.S. subsidiaries that we have covenanted to wind-down and dissolve.

Security. The term loan is secured by a pledge of all of our assets and of the Term Loan Guarantors, including all intellectual property, accounts receivable, inventory and capital stock in our direct and indirect subsidiaries (except for certain subsidiaries organized under the laws of countries other than the United States or Canada). The security interest of the Term Lenders in inventory, accounts receivable and our related property and the Term Loan Guarantors is subordinated to the security interest of the Revolving Credit Lender in those assets.

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

Term Loan Agreement Covenants

The following summarizes the financial covenants as defined in the Term Loan Agreement at March 31, 2011:

•

Minimum Liquidity — Defined as liquidity consisting principally of cash and cash equivalents as adjusted, of at least $22.5 million as of December 31, 2010, which is the first test period for this covenant; $23.5 million as of March 31, 2011; $24.5 million as of June 30, 2011; $30.0 million as of September 30, 2011, December 30, 2011, March 31, 2012 and June 30, 2012; and $35.0 million as of September 30, 2012 and thereafter.

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

•

Minimum Interest Coverage Ratio — Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 2 to 1 for the four quarters ending September 30 2011, which is the first test period for this covenant; December 31 2011, March 31, 2012 and June 30, 2012, and 2.5:1 ratio for the four quarters ending September 30, 2012 and thereafter.

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

As of March 31, 2011, we were not in compliance with the Minimum Liquidity covenant. For the other covenants, Minimum EBITDA, Minimum Interest Coverage Ratio and Maximum Consolidated Total Leverage Ratio, there are no required compliance tests until September 30, 2011. In the event that we violate any of the financial covenants under the Term Loan Agreement, the Term Lenders could accelerate the maturity date of the principal and the accrued interest to be immediately due and payable. At March 31, 2011 and December 31, 2010, this amounted to $89.9 million for the Term Loan and $2.9 million and $3.0 million in accrued interest payable, respectively. In March 2011, we obtained a letter from the Term Loan Lenders confirming that they will not under any circumstance accelerate the maturity date of the Term Loan prior to January 15, 2012. Accordingly, the debt has been classified as a current liability in the accompanying unaudited condensed consolidated financial statements.

Shareholder Loans

At each of March 31, 2011 and December 31, 2010, we had $3.0 million in long-term debt payable to certain of our shareholders, including our chief executive officer and members of our Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from the maturity date of the Term Loan Agreement, which would be in March 2014, or, collectively, the Shareholder Loans. During each of the quarters ended March 31, 2011 and 2010, we recorded interest expense of $0.2 million, respectively, related to the Shareholder Loans. There are no covenants or cross default provisions associated with the Shareholder Loans. Total accrued interest as of March 31, 2011 and December 31, 2010 was $1.1 million and $0.9 million, respectively.

If we consummate an equity financing before the Shareholder Loans are repaid, the noteholders, at their option, may convert all of the Shareholder Loan amount, including accrued PIK interest payable, into equity at the same rate and terms agreed to with other investors. The Shareholder Loan convertible option will apply solely to the first equity financing event consummated after October 1, 2010.

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

As of March 31, 2011 and December 31, 2010, the borrowing base under the Revolving Credit Agreement amounted to $15.1 million and $16.3 million, respectively, we had borrowed $13.0 million and $12.8 million, respectively, and the unused line of credit totaled $12.0 and $12.2 million, respectively, of which $2.1 million and $3.5 million, respectively, was available for additional borrowings, respectively.

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

Guarantors. The revolving credit loans are guaranteed by us, Dialogic Corporation, Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Veraz Networks LTDA, (collectively, the “Revolving Credit Guarantors”).

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

Revolving Credit Agreement Covenants

The following summarizes the material covenant’s compliance status as defined in the Revolving Credit Lender at March 31, 2011 and December 31, 2010:

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

At March 31, 2011, we were in default under the Revolving Credit Agreement. Specifically we had breached the Minimum Liquidity covenant under the Term Loan Agreement as of March 31, 2011 which constitutes a breach under the terms of the Revolving Credit Agreement. The Revolving Credit Lender has not provided a waiver for such default and accordingly, amounts borrowed under the Revolving Credit Agreement could be accelerated and become immediately due and payable.

Operating Activities

Net cash used in operating activities of $2.7 million in the three months ended March 31, 2011 was primarily attributable to our net loss of $21.3 million, partially offset by adjustments for non-cash items aggregating to $6.1 million for items such as depreciation, amortization, stock-based compensation, PIK interest expense on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges before net changes in operating assets and liabilities. Our operating assets decreased by $10.6 million and our liabilities increased by $2.0 million. The decrease in operating assets relates to accounts receivable of $7.7 million and prepaid expenses of $3.8 million offset by an increase in inventories of $0.9 million. The increase in our operating liabilities is primarily attributable to an increase of $2.8 million in deferred revenue, and an increase of $0.3 million in income taxes payable offset by a decrease of $1.0 million in accounts payable and accrued liabilities.

Net cash provided by operating activities of $0.6 million in the three months ended March 31, 2010 was primarily attributable from our net loss of $4.9 million, offset by adjustments for non-cash items aggregating to $6.3 million for items such as depreciation, amortization, interest expense payable-in-kind on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges before net changes in operating assets and liabilities. Our operating assets decreased by $0.5 million and our operating liabilities decreased by $1.2 million in the three months ended March 31, 2010. The decrease in our operating assets was driven by lower inventories and accounts receivable balances, offset by the increase in prepaid expenses and other current assets. The decrease in our operating liabilities is primarily attributable to a decrease in accounts payable and accrued liabilities, offset by an increase in interest payable on long-term debt.

Investing Activities

Net cash used by investing activities of $1.8 million in the quarter ended March 31, 2011 consisted primarily of an increase of $1.0 million for restricted cash and $0.7 million in purchases of property and equipment.

Net cash used in investing activities of $0.9 million in the quarter ended March 31, 2010 consisted primarily of $0.6 million in purchases of property and equipment and $0.3 million in purchases of other assets.

Financing Activities

Net cash provided by financing activities of $0.3 million in the quarter ended March 31, 2011 included $0.2 million in proceeds from our Revolving Credit Agreement facility to support our operations and $0.1 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $1.0 million in the quarter ended March 31, 2010 was due to the net repayment of our borrowings under Revolving Credit Agreement facility.

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

See Note 3(d) of the Unaudited Condensed Consolidated Financial Statements for a full description of the recent accounting pronouncement primarily related to revenue recognition including the date of adoption and effect on results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

If the exchange rates between the U.S. dollar and the Great Britain Pound, Canadian dollar, Brazilian Reals and the Euros had increased or decreased by 10% in the three months ended March 31, 2011, the foreign exchange (gain) or loss would have increased or decreased by approximately $1.3 million. Due to the impact of actual changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded foreign exchange losses of $0.1 million in the quarter ended March 31, 2011.

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

As of March 31, 2011, accounts receivable aggregating approximately $4.5 million were insured for credit risk, as compared to $11.9 million as of December 31, 2010, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, we are required to pay a premium equal to 0.20 % of consolidated revenues.

Interest Rate Risk

We had cash and cash equivalents totaling $20.4 million and $24.6 million at March 31, 2011 and December 31, 2010, respectively. Our current monetary assets are not exposed to significant interest rate risk due to their relatively short-term nature. Excess cash is invested with financial institutions and generally bears interest at fixed rates. Changes in interest rates on cash balances held with those financial institutions would not have a significant effect on our consolidated statement of operations.

We had debt aggregating $94.0 million under our Term Loan Agreement and Shareholder Loans, and bank indebtedness of $13.0 million and $12.8 million as of March 31, 2011 and December 31, 2010, respectively. The bank indebtedness and the Term Loan Agreement bears interest at floating rates, generally tied to LIBOR. Accordingly, we are exposed to interest rate risk to the extent that our debt is at a variable rate of interest. We did not have any open derivative contracts relating to floating rate debt as of either March 31, 2011 or December 31, 2010. An increase or decrease in the interest rate by 10% would have increased or decreased interest expense by $0.3 million in the quarter ended March 31, 2011 and 2010.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that, because we have identified a material weakness with respect to our internal controls over financial reporting as detailed below, our disclosure controls and procedures were not effective as of December 31, 2010 or March 31,

2011, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with this evaluation, management and KPMG LLP identified a material weakness and significant deficiencies in our Internal Controls as of December 31, 2010, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011. Management is continuing to take measures to remediate the material weakness and significant deficiencies, but these remediation efforts are not yet completed. These measures are broadly grouped into the following categories: (a) increasing finance staff with technical accounting expertise, (b) improving training, and (c) implementing appropriate internal control processes.

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

•

Internal Processes: We have steadily made improvements in our internal processes. The objective of such internal process improvements has been to remediate the material weaknesses and significant deficiencies, and achieve an overall improvement in internal controls over financial reporting. Such process improvements have included, but are not limited to, the establishment of a centralized electronic database of key contracts, accounting records and related documentation, increased uniformity and consistency with respect to customer contracts, accounting records and related documentation, and increased level of management review of key processes, particularly the revenue cycle and sales process. We plan to continue to evaluate our internal controls and make improvements as appropriate.

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

Item 1A. Risk Factors

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

We have received a letter regarding an informal inquiry by the SEC, and cooperation with such governmental inquiry may cost significant amounts of money and require a substantial amount of management resources.

On March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry, or SEC Inquiry, and requesting that we preserve certain categories of records in connection with the SEC Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed us that the inquiry related to allegations of improper revenue recognition and potential FCPA violations of the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. The Board appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. We may incur significant costs related to the governmental inquiry, which will have a material adverse effect on our financial condition and results of operations. Further, the governmental inquiry may cause a diversion of management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

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

*Our leverage limits our flexibility and increases our risk of default.

As of March 31, 2011, we had $94.0 million in total long-term debt outstanding. Our degree of leverage could have important consequences to its investors, such as:

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

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. During the first quarter of 2011, we failed to comply with one of these covenants. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. We have obtained written confirmation from our primary lender that they will not accelerate the principal amounts outstanding under the Term Loan for any reason prior to January 15, 2012.

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock

Our common stock traded as high as $7.75 and as low as $2.55 per share during the past 12 months. Some of the factors leading to this volatility include:

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

We are exposed to the risks associated with the volatility of the U.S. and global economies, including specifically the continued volatility in certain global markets, such as Portugal, Italy, Greece, Russia and Spain where we have historically successfully sold our products. The difficulty in obtaining credit in these markets and decreased visibility regarding whether or when there will be sustained growth periods for sales of our products in these and other markets and uncertainty regarding the amount of sales, since our customers may rely on lending arrangements and/or have limited resources to finance capital technology expenditures, may have an adverse effect on our business and operations. In addition, it is expected that this recent economic turmoil and the resulting economic uncertainty will result in decreased consumer spending, which will likely reduce the need for our products from customers. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition, and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower-

than-anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, or pricing pressure as a result of the slowdown.

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

*Although we have undertaken a concerted effort to reduce costs, including restructuring efforts, to streamline our operations and to reduce our overall cash burn rate, we have not had sustained profits and our losses could continue.

For the quarter ended March 31, 2011 and the year ended December 31, 2010, we used cash of $2.7 million and $5.9 million, respectively, to fund our operating activities. Immediately prior to completion of our business combination with Dialogic Corporation and as part of the integration of the operations of Dialogic Corporation, we undertook restructuring initiatives involving the elimination of approximately 59 positions through reductions in force affecting all departments. We and Dialogic Corporation both also undertook efforts to reduce headcount and streamline operations in 2008 and 2009. We continued to focus significant efforts on reducing costs during 2010 and in the first quarter of 2011. We may not be able to reduce spending as planned and unanticipated costs will not occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

*We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the quarter ended March 31, 2011 and for the fiscal years ended December 31, 2010 and 2009, we recorded net losses of approximately $21.3 million, $46.7 million and $37.6 million, respectively. While we have been able to generate sufficient cash to fund our operations in the past, we may not generate sufficient cash flows to fund our operating commitments in the future.

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

•

Internal Processes: We have steadily made improvements in our internal processes. The objective of such internal process improvements has been to remediate the material weaknesses and significant deficiencies, and achieve an overall improvement in internal controls over financial reporting. Such process improvements have included, but are not limited to, the establishment of a centralized electronic database of key contracts, accounting records and related documentation, increased uniformity and consistency with respect to customer contracts, accounting records and related documentation, and increased level of management review of key processes, particularly the revenue cycle and sales process. We plan to continue to evaluate our internal controls and make improvements as appropriate.

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

*The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Our executive officers, directors (or former directors), and certain of our affiliates beneficially owned or controlled approximately 52% of our outstanding common stock as of March 31, 2011. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

*We may face risks associated with our international sales that could impair our ability to grow our revenues.

For the quarter ended March 31, 2011 and for the fiscal years ended December 31, 2010 and 2009, revenues from outside of the Americas were approximately $24.1 million, $90.7 million and $84.7 million, respectively, or 54%, 51% and 48% of our total revenues, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

*We have a material amount of intangible assets and goodwill which, if they become impaired, would result in an impairment loss.

Current accounting standards require that goodwill be evaluated for impairment at least annually and that long-lived assets such as intangible assets be evaluated periodically if there are any triggering events. We have $43.5 million of intangible assets, net and $31.2 million of goodwill as of March 31, 2011, that have originated from our acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008 and the reverse acquisition of Dialogic Corporation in 2010. While we have not had any impairment losses for our intangible assets and goodwill, any future impairment of our intangible assets or goodwill would have a negative impact on our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006
2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006
2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	05/14/2010
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/06/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/06/2010
3.5	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.6	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/06/2010
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	03/30/2007
4.3	Registration Rights Agreement.
10.1	Letter dated March 10, 2011 from the Term Lenders to the Registrant.	10-K	001-33391	10.56	03/31/2011
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

†

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: May 16, 2011	By:	/s/ Jean Gagnon
		Name:	Jean Gagnon
		Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006
2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006
2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	05/14/2010
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/06/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/06/2010
3.5	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.6	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/06/2010
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	03/30/2007
4.3	Registration Rights Agreement.
10.1	Letter dated March 10, 2011 from the Term Lenders to the Registrant.	10-K	001-33391	10.56	03/31/2011
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

†

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.