Form 10-Q
period 2011-06-30
Dialogic Inc.
filed 2011-08-15
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33391

DIALOGIC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3409691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1504 McCarthy Boulevard

Milpitas, California 95035-7405

(Address, including zip code, of Principal Executive Offices)

(408) 750-9400

(Registrant’s telephone number, including area code)

926 Rock Avenue, Suite 20

San Jose, California 95031

(Former name, former address and former fiscal year if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, 31,305,926 shares of the registrant’s common stock were outstanding.

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

DIALOGIC INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$14,742	$24,559
Restricted cash	1,609	650
Accounts receivable, net	45,226	57,931
Inventories	23,951	27,102
Prepaid expenses	4,349	5,703
Other current assets	4,374	7,695

Total current assets	94,251	123,640
Property and equipment, net	9,108	10,262
Intangible assets, net	40,062	46,904
Goodwill	31,223	31,614
Deferred debt issuance costs, net	1,900	3,307
Other assets	1,580	1,393

Total assets	$178,124	$217,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness	$12,910	$12,783
Accounts payable	13,364	23,552
Accrued liabilities	23,929	23,765
Deferred revenue	14,673	17,209
Income taxes payable	2,486	2,010
Short-term debt, related parties	89,875	—
Interest payable, related parties	3,404	2,953

Total current liabilities	160,641	82,272
Long-term liabilities:
Long-term debt, related parties	4,343	93,811
Accrued restructuring	2,780	—
Income taxes payable	2,518	2,416
Deferred revenue	2,388	2,423

Total liabilities	172,670	180,922

Commitments and contingencies
Stockholders’ equity:
Common shares and additional paid-in capital	220,462	218,783
Accumulated other comprehensive loss	(21,946)	(22,071)
Accumulated deficit	(193,062)	(160,514)

Total stockholders’ equity	5,454	36,198

Total liabilities and stockholders’ equity	$178,124	$217,120

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Products	$45,614	$39,252	$81,824	$77,808
Services	10,173	2,853	18,827	5,753

Total revenue	55,787	42,105	100,651	83,561

Cost of revenue:
Products	17,594	12,700	31,537	25,607
Services	5,507	2,266	10,857	4,545

Total cost of revenue	23,101	14,966	42,394	30,152

Gross profit	32,686	27,139	58,257	53,409

Operating expenses:
Research and development, net	13,932	10,404	28,722	20,468
Sales and marketing	14,286	11,002	29,165	22,277
General and administrative	9,192	5,989	18,162	11,664
Acquisition costs	—	531	—	915
Restructuring charges	761	—	4,746	—

Total operating expenses	38,171	27,926	80,795	55,324

Loss from operations	(5,485)	(787)	(22,538)	(1,915)

Interest and other income, net	24	7	—	525
Interest expense	(4,964)	(4,924)	(8,532)	(9,020)
Foreign exchange gains (losses), net	(201)	79	(333)	1

Loss before income taxes	(10,626)	(5,625)	(31,403)	(10,409)

Income tax provision	643	322	1,145	451

Net loss	$(11,269)	$(5,947)	$(32,548)	$(10,860)

Net loss per share—basic and diluted	$(0.36)	$(0.78)	$(1.04)	$(1.42)

Weighted average shares outstanding used in computing net loss per share, basic and diluted	31,283	7,652	31,251	7,652

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(32,548)	$(10,860)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,398	10,233
Stock-based compensation	1,568	—
Amortization of debt issuance costs	1,407	1,617
Payment-in-kind interest expense on long-term debt	407	1,269
Bad debt expense, net	239	—
Other non-cash charges	60	198
Net changes in operating assets and liabilities:
Accounts receivable	12,801	(1,995)
Inventories	3,219	262
Prepaid expenses and other current assets	4,725	(271)
Accounts payable and accrued liabilities	(7,524)	(3,790)
Deferred revenue	(2,275)	1,293
Income taxes payable	555	(35)
Interest payable, related parties	451	2,516

Net cash (used in) provided by operating activities	(7,517)	437

Cash flows from investing activities:
Restricted cash	(959)	—
Purchases of property and equipment	(1,364)	(1,393)
Purchases of intangible assets	(76)	(48)
Other assets	(188)	(270)

Net cash used in investing activities	(2,587)	(1,711)

Cash flows from financing activities:
Proceeds from the exercise of stock options	116	—
Proceeds from bank indebtedness, net	127	341

Net cash provided by financing activities	243	341

Effect of exchange rate changes on cash and cash equivalents	44	(51)

Net decrease in cash and cash equivalents	(9,817)	(984)
Cash and cash equivalents at beginning of period	24,559	3,973

Cash and cash equivalents at end of period	$14,742	$2,989

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$6,250	$3,380

Income taxes	$815	$398

Non-cash transactions:
Fair value adjustments to goodwill	$392	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—The Company

Dialogic Inc. (“Dialogic” or “Company”) is a leading provider of communications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the communication medium or network. The Company provides reliable, cost-effective and secure communications solutions that enable enterprises and service providers to shift to Internet Protocol (“IP”) based communications while still maintaining existing Time Division Multiplexing (“TDM”) networks. Additionally, the Company provides multimedia engines for video, voice, conferencing and facsimile solutions. Enterprises rely on the Company’s innovative IP, transitional hybrid and flexible TDM board, software and gateway products to enable the integration of new IP technologies into existing communications networks. Representative applications that are enabled by the Company’s technology include: Unified Communications/Unified Messaging, Short Message Service (“SMS”)/Video SMS, Mobile Video Messaging, Voicemail/Videomail, interactive voice response and interactive voice and video response solutions, and Audio and Video Conferencing. The Company also provides voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use the Company’s products to transport, convert and manage data and voice traffic over both TDM and IP networks while enabling Voice Over Internet Protocol and other multimedia services. The Company sells into the enterprise and service provider communications market both directly and indirectly through distribution partners such as telecommunications equipment vendors, value added resellers (“VARs”) and other channel partners.

Acquisition

On October 1, 2010, the transaction contemplated by the Acquisition Agreement, dated May 12, 2010, (the “Acquisition Agreement”), by and between Dialogic (formerly Veraz Networks, Inc.) and Dialogic Corporation, was consummated, and, accordingly, Dialogic Corporation became a wholly owned subsidiary of Dialogic (the “Arrangement”). On October 1, 2010, the Company also effected: (1) an amendment to Dialogic’s amended and restated certificate of incorporation to change the name from “Veraz Networks, Inc.” to “Dialogic Inc.” (the “Name Change Amendment”); and (2) an amendment to Dialogic’s amended and restated certificate of incorporation to effect a reverse stock split of the issued and outstanding shares of Dialogic common stock, pursuant to which each five shares of common stock outstanding became one share of common stock (the “Reverse Stock Split Amendment”).

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were assessed at fair value and the assets and liabilities of Dialogic Corporation were carried over at the historical cost. For the three and six months ended June 30, 2010, the unaudited condensed consolidated statements of operations and statements of cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the statements of operations and statements of cash flows include the results of the former Veraz Networks, Inc. since the date of acquisition of October 1, 2010.

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

Note 2—Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Dialogic and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Dialogic’s Annual Report on Form 10-K for the year ended December 31, 2010.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Dialogic’s Annual Report on Form 10-K for the year ended December 31, 2010, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of Dialogic’s financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. Certain reclassifications have been made to prior periods to conform with the current period presentation.

Note 3—Summary of Significant Accounting Policies

The significant accounting policies of the Company are as follows:

(a) Risks and Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2011, the Company incurred a net loss of $32.5 million and used cash in operating activities of $7.5 million. As of June 30, 2011, the Company’s cash and cash equivalent balance was $14.7 million, its current bank indebtedness was $12.9 million and its debt with related parties was $94.2 million. As discussed in Note 9, the related party term loan lenders have waived their right to accelerate the maturity date of the long-term debt under any circumstances prior to January 15, 2012, including in the event the Company does not maintain compliance with its debt covenants. As of June 30, 2011, the Company was not in compliance with the minimum liquidity covenant under its term loan. As a result, the lenders will have the right to accelerate the maturity date of the long-term debt on January 15, 2012. Accordingly, the term loan debt has been classified as a current liability in the accompanying unaudited condensed consolidated financial statements. The Company does not anticipate having sufficient cash and cash equivalents to repay the debt should the related party lenders accelerate the maturity date and would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. This could harm the Company by:

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

Unfavorable economic and market conditions in the United States and the rest of world could impact the Company’s business in a number of ways, including:

•	Deferral of purchases and orders by customers;

•	Negative impact from increased financial pressures on distributors and resellers of its product; and

•	Negative impact from increased financial pressures on key suppliers.

In order for the Company to meet its debt repayment requirements, the Company may need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of long-lived assets, the allowance for doubtful accounts, the reserves for sales returns and allowances, inventory obsolescence, warranty obligations, the valuation of deferred tax assets, stock-based compensation, income tax uncertainties, impairment testing of goodwill and intangible assets, revenue recognition and the fair value of assets acquired and

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

liabilities assumed at the date of acquisition for businesses acquired. The unaudited condensed consolidated financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes in the estimates used in the preparation of the unaudited condensed consolidated financial statements, and actual results could differ from the estimates and assumptions. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate.

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

As of June 30, 2011 and December 31, 2010, accounts receivable aggregating approximately $9.8 million and $11.9 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.20% of consolidated revenues.

No customer accounted for more than 10% of revenues in either the three months ended June 30, 2011 or 2010. No customer accounted for more than 10% of revenues in the six months ended June 30, 2011 and one customer accounted for 11% of revenues in the six months ended June 30, 2010. One customer accounted for more than 10% of accounts receivable at both June 30, 2011 and December 31, 2010.

(d) Revenue Recognition

Revenue derived from the sale of products and services is recognized when all of the following criteria are met:

(i)

Persuasive evidence of an arrangement exists—The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with the Company.

(ii)

Delivery has occurred—Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, some arrangements require evidence of customer acceptance of the hardware and software products that have been sold. In such cases, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer or the Company has completed its contractual requirements. Revenue from sales of standalone services, including training courses, is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand a customers’ networks, the revenue recognition on these arrangements after the initial arrangement has been accepted, typically occurs at the point of shipment, since the Company has historically experienced successful implementations of these expansions.

(iii)

The fee is fixed or determinable—The Company sells its products through its direct sales force and channel partners. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions, sales are made to distributors under agreements allowing price protection and/or right of return or returns cannot be estimated, the related fee is considered to be not fixed or determinable and revenue is deferred until such price reduction or return rights cease.

Arrangement fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees may not be considered to be fixed or determinable. For multiple element arrangements with payment terms that are not considered to be fixed or determinable, revenue is recognized as payments become due, based on relative selling price, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. For arrangements with contingent revenue provisions (a portion of the relative selling price of a delivered item is contingent upon the delivery of additional items or meeting other specified performance conditions), revenue recognized on delivered items is limited to the non-contingent amount. The Company defers the cost of inventory

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

when products have been shipped, but have not yet been installed or accepted, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due or non-contingent amounts, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

(iv)

Collectability is probable—Collectability is assessed on a customer-by-customer basis. The Company evaluates the financial position, payment history, and ability to pay of new customers, and of existing customers that substantially expand their commitments. If it is determined prior to revenue recognition that collectability is not probable, recognition of the revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied. In arrangements for which revenue recognition is limited to amounts of cash received because of collectability concerns, all related inventory costs are expensed at the date of acceptance or delivery if no acceptance is required; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

Sales incentives which are offered on some of the Company’s products are recorded as a reduction of revenue as there are no identifiable benefits received. The Company records a provision for estimated sales returns and allowances as a reduction from sales in the same period during which the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors.

The Company also has agreements with certain distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases in exchange for orders of an equal or greater amount. The Company recognizes an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenues in the consolidated statement of operations.

Revenues are recognized net of sales taxes. Revenues include amounts billed to customers for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the six months ended June 30, 2011 and 2010. Shipping and handling costs are included in cost of revenues.

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

ii.	require an entity to allocate revenue where no vendor specific objective evidence exists (“VSOE”) by using third party evidence of selling price (“TPE”) or estimated selling prices (“ESP”); and

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in the Company’s control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of the Company’s products and services qualify as separate units of accounting and revenue is recognized when the applicable revenue recognition criteria are met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE, when available. The Company generally uses VSOE to derive the selling price for its maintenance and professional services deliverables. VSOE for maintenance is based on contractual stated renewal rates while professional services are based on historical pricing for standalone professional service transactions. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally the Company’s product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using average historical discounted selling price based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region. The Company uses ESP to derive the relative selling price for its product deliverables.

The impact of applying the relative selling price method in the allocation of revenue, compared to previous revenue recognition methodologies, increased revenues for the three and six months ended June 30, 2011 by approximately $2.1 million. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. However, as the Company’s marketing and product strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

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

(e) Deferred Revenue

Deferred revenue represents fixed or determinable amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Advances paid by customers prior to the delivery of product and services are classified as deferred revenue. Revenue from maintenance contracts is presented as deferred revenue and is recognized into revenue on a straight-line basis over the term of the contract. The current portion of deferred revenues represents deferred revenue that is expected to be recognized as revenue within 12 months from the balance sheet date. The long-term portion of deferred revenues represents deferred revenue that is expected to be recognized as revenue beyond 12 months from the balance sheet date.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense in the consolidated statement of operations. Income taxes payable are recorded for uncertain tax positions whenever there is a difference between amounts reported by the Company in its tax returns and the amounts the Company believes it would likely pay in the event of an examination by the taxing authorities. Liabilities for uncertain tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in the recognition or measurement are reflected in the period in which the change occurs.

(g) Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s comprehensive losses for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(11,269)	$(5,947)	$(32,548)	$(10,860)
Foreign currency translation adjustments	94	—	125	—

Total comprehensive loss	$(11,175)	$(5,947)	$(32,423)	$(10,860)

(h) New Accounting Pronouncements

In May, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company will adopt ASU 2011-04 effective January 1, 2012 and this adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 4—Dialogic Corporation Acquisition

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

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. GAAP for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were remeasured at fair value and the assets and liabilities of Dialogic Corporation were carried over at their historical cost. For the three and six months ended June 30, 2010, the accompanying unaudited condensed consolidated statements of operations and cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the accompanying unaudited condensed consolidated statements of operations and statements of cash flows of the former Veraz Networks, Inc. are included from the date of acquisition of October 1, 2010.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplementary pro forma information (Unaudited)

The following pro forma financial information reflects the condensed consolidated results of operations as if the business combination with Dialogic had taken place on January 1, 2010. The pro forma financial information is not necessarily indicative of the results of operations as it would have been, had the transaction been reflected on the assumed date. No effect has been given for synergies that may have been realized through the acquisition. The pro forma financial information also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, adjustments to interest expense for borrowings and the elimination of merger costs incurred in 2010. Amounts are shown in thousands except per share amounts.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010 (Unaudited)
Revenues	$56,809	$114,335

Net loss	$(10,449)	$(21,080)

Basic and diluted loss per share	$(0.34)	$(0.68)

Weighted average shares	31,035	31,035

Note 5—Goodwill and Intangible Assets

Goodwill at June 30, 2011 and December 31, 2010 was $31.2 million and $31.6 million, respectively. During the quarter ended March 31, 2011, the Company decreased goodwill by $0.4 million as a result of fair value adjustments to certain liabilities assumed in the business combination with Dialogic Corporation. The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of June 30, 2011, no indicators of impairment were identified.

The following is a summary of intangible assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000

Finite-lived intangibles:
Technology	58,239	(38,679)	19,560
Customer relationships	38,312	(28,487)	9,825
Software licenses	3,489	(3,263)	226
Other	1,174	(723)	451

Total intangibles	$111,214	$(71,152)	$40,062

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000

Finite-lived intangibles:
Technology	58,239	(34,817)	23,422
Customer relationships	38,312	(25,981)	12,331
Software licenses	3,477	(2,998)	479
Other	1,254	(582)	672

Total intangibles	$111,282	$(64,378)	$46,904

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Technology	Customer relationships	Software licenses	Other
Weighted average remaining amortization period (in years)	5.9	7.9	2.1	2.3

Note 6—Fair Value Measurement

Fair Value of Financial Instruments

The fair value guidance clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities; and

Level 2:

Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the assets or liability; and

Level 3:	Unobservable inputs for the asset or liability.

The Company measures its available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value at Reporting Date Using
	June 30, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$290	$290	$—	$—

	Fair Value at Reporting Date Using
	December 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,912	$6,912	$—	$—

The carrying amounts of cash, cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities and interest payable approximate fair value because of their generally short maturities. For cash equivalents the fair values are based on quoted market prices. The fair value of the shareholder loans approximates the carrying value, due to the fact that the fixed interest rate on the shareholder loans is comparable to current interest rates on unsecured debt. The fair value of the short-term debt and revolving credit facility approximates the carrying amount since interest is based on market based variable rates and because of their short-term maturities. The fair value of the Company’s debt is estimated by discounting in the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7—Balance Sheet Components

The following tables provide details of selected balance sheet items as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Inventories:
Raw material and components	$10,292	$10,079
Work in process	8,719	10,913
Finished products	4,940	6,110

Total inventories	$23,951	$27,102

Property and equipment, net:
Computer equipment and software	$40,836	$40,126
Furniture and fixtures	3,672	3,720
Machinery and equipment	12,330	12,169
Leasehold improvements	4,437	4,565

	61,275	60,580
Accumulated depreciation	(52,167)	(50,318)

Total property and equipment, net	$9,108	$10,262

	June 30, 2011	December 31, 2010
Accrued liabilities:
Accrued compensation and benefits	$11,908	$11,687
Accrued restructing expenses	1,946	1,690
Accrued royalty expenses	1,282	1,447
Accrued external sales agent commissions	1,175	1,378
Deferred rent	1,502	1,639
Other accrued expenses	6,116	5,924

Total accrued liabilities	$23,929	$23,765

Note 8—Bank Indebtedness

In connection with the reverse acquisition completed on October 1, 2010, the Company entered into a Consent and Thirteenth Amendment dated October 1, 2010 (“Thirteenth Amendment”), relating to the credit agreement dated as of March 5, 2008, as amended (“Revolving Credit Agreement”), with Wells Fargo Foothill Canada ULC, as administrative agent and as a lender (“Revolving Credit Lender”).

Revolving Credit Agreement

Revolving Credit Amount and Maturity. The Company has a working capital facility, a Revolving Credit Agreement (“RCA”), with the Revolving Credit Lender. In connection with the reverse acquisition, the RCA maturity date was amended and extended to September 30, 2013. The Company may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to the Company, which is referred to as the “borrowing base.”

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2011 and December 31, 2010, the borrowing base under the RCA amounted to $14.5 million and $16.3 million, the Company had borrowed $12.9 and $12.8 million, and the unused line of credit totaled $12.1 million and $12.2 million, of which $1.6 million and $3.5 million was available for additional borrowings, respectively.

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

Guarantors. The revolving credit loans are guaranteed by Dialogic, Dialogic Corporation, Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Veraz Networks LTDA, all wholly owned subsidiaries of the Company (collectively, the “Revolving Credit Guarantors”).

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

Other Terms. The Company and its subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on its capital stock, entering into transactions with affiliates and making capital expenditures. The RCA contains customary events of default, including a change in control of the Company.

Revolving Credit Agreement Covenants

The following summarizes the RCA’s financial covenants and compliance status as defined in the RCA at June 30, 2011 and December 31, 2010:

•

Minimum Cash Balance—Defined as maintaining at least $3.0 million in controlled non-restricted cash and cash equivalent accounts, (as defined between the lender and borrower) located in either the United States or Canada through December 31, 2011.

•

Minimum EBITDA—Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $28.5 million for the four quarters ending September 30, 2011, which is the first test period for this covenant; $30.0 million for the four quarters ending December 31, 2011, March 31, 2012 and June 30, 2012; $32.5 million for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; and $35.0 million for the four quarters ending September 30, 2013.

At June 30, 2011, the Company was in default under the RCA. Specifically, the Company had breached the Minimum Liquidity covenant under the Term Loan Agreement (as described in Note 9) as of June 30, 2011 which constitutes a breach under the terms of the Revolving Credit Agreement. The original maturity date of the loan was September 30, 2013. On July 26, 2011, the Company executed a Limited Waiver and Sixteenth Amendment to Credit Agreement with the Revolving Credit Lender, whereby the Lenders agreed not to accelerate the Maturity Date of any loans during the Limited Waiver Period (which was defined as the earliest of (i) January 15, 2012; (ii) the occurrence of any additional Event of Default (including the violation of the financial covenants described above prior to January 15, 2012) or (iii) the occurrence of any Termination Event (as defined in the Term Loan Agreement)). During the six months ended June 30, 2011, the Company amortized an additional $0.4 million of deferred debt issuance costs related to the breach of the Minimum Liquidity covenant.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9—Debt and Related Party Transactions

In connection with the reverse acquisition on October 1, 2010, the Company entered into a second amended and restated credit agreement dated as of October 1, 2010, as amended (“Term Loan Agreement”), with Obsidian, LLC (“Obsidian”), as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennebaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”). Tennebaum Capital Partners. LLC (“Tennebaum”), a private equity firm, manages the funds of the Term Lenders. Tennebaum also owns approximately 6.5% of the Company’s common stock as of June 30, 2011 and has held such interests in Dialogic Corporation since 2006. During the six months ended June 30, 2011 and the year ended December 31, 2010, a Managing Partner for Tennebaum also served as a member of the Company’s Board of Directors. The Company incurred costs of $2.6 million paid in October 2010 to the Term Lenders in connection with the Term Loan Agreement, which was capitalized as debt issuance costs as of October 1, 2010.

As of June 30, 2011 and December 31, 2010, the Company had debt outstanding under the Term Loan Agreement (“Term Loan”) in the amount of $89.9 million and interest payable of $3.4 and $3.0 million, respectively. For the three and six months ended June 30, 2011, the Company recorded interest expense of $3.4 million and $6.3 million, respectively, related to the Term Loan. For the three and six months ended June 30, 2010, the Company recorded interest expense of $3.4 million and $6.6 million, respectively, related to the Term Loan, of which $0.5 and $0.9 million, respectively, related to PIK interest. The Company recorded $0.7 million and $0.9 million, respectively, including $0.5 million in accelerated amortization of debt issuance costs related to the Term Loan, for the three and six months ended June 30, 2011 and $1.1 million and $1.5 million, respectively, for the three and six months ended June 30, 2010, of amortization charges for deferred debt issuance costs. For the six months ended June 30, 2011 and 2010, the Company paid cash of $5.9 million and $3.2 million, respectively, related to interest expense on the Term Loan.

The following table summarizes the debt at (in thousands):

	June 30, 2011	December 31, 2010
Term Loan (1)	$89,875	$89,875
Shareholder loans	3,000	3,000
Accrued interest payable—shareholder loans	1,343	936

Total debt, related parties	$94,218	$93,811

(1)	Presented as short-term in the accompanying condensed consolidated financial statements as of June 30, 2011.

Term Loan Agreement

Principal Amount and Maturity. A term loan in the principal amount of $89.9 million was outstanding at each of June 30, 2011 and December 31, 2010 under the Term Loan Agreement with an original maturity date of September 30, 2013.

Voluntary and Mandatory Prepayments. The Term Loan may be prepaid, in whole or in part, from time to time, subject to payment of (i) if prepaid prior to the first anniversary of the closing date, a make-whole amount that includes a 5% premium, (ii) if prepaid after the first but prior to the second anniversary of the closing date, a premium of 5% and (iii) if prepaid after the second anniversary of the closing date, a premium of 2%.

The Company is required to offer to prepay the Term Loan out of the net proceeds of certain asset sales (including asset sales by the Company) at 100% of the principal amount of Term Loan prepaid, plus the prepayment premiums described above, subject to the Company’s right to reinvest some or all of the net proceeds in its business in lieu of prepayment. The Company is also required to prepay the Term Loans out of net proceeds from certain equity issuances, at 50% plus the prepayment premiums. If the Company raises at least $50.0 million within the first year of the loan agreements, 100% of the net proceeds are to be applied against the Term Loan, with a prepayment premium of 2%.

Interest Rates. The term loans bear interest, payable quarterly in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which is currently 11%, is based on the Company’s consolidated net leverage ratio. Upon the occurrence and continuance of an event of default, the Term Loan will bear interest at a default rate equal to the applicable interest rate plus 2%. The aggregate interest rate was 15% at June 30, 2011 and 13% at December 31, 2010.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Guarantors. The Term Loan is guaranteed by Dialogic, Dialogic Corporation, Dialogic Networks (Israel) Ltd., and Veraz Networks LTDA, all wholly owned subsidiaries of the Company (collectively, the “Term Loan Guarantors”), with the exception of certain subsidiaries organized under the laws of countries other than the United States or Canada and certain immaterial U.S. subsidiaries that the Company has covenanted to wind-down and dissolve.

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

Term Loan Agreement Covenants

The following summarizes the financial covenants as defined in the Term Loan Agreement at June 30, 2011 and December 31, 2010:

•

Minimum Liquidity—Defined as liquidity consisting principally of cash and cash equivalents as adjusted, of at least $22.5 million as of December 31, 2010, which is the first test period for this covenant; $23.5 million as of March 31, 2011; $24.5 million as of June 30, 2011; $30.0 million as of September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and $35.0 million as of September 30, 2012 and thereafter.

•

Minimum EBITDA—Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $28.5 million for the four quarters ending September 30, 2011, which is the first test period for this covenant; $30.0 million for the four quarters ending December 31, 2011, March 31, 2012 and June 30, 2012; $32.5 million for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; $35.0 million for the four quarters ending September 30, 2013.

•

Minimum Interest Coverage Ratio—Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 2 to 1 for the four quarters ending September 30 2011, which is the first test period for this covenant, December 31 2011, March 31, 2012 and June 30, 2012, and 2.5:1 ratio for the four quarters ending September 30, 2012 and thereafter.

•

Maximum Consolidated Total Leverage Ratio—Defined as the ratio of (i) the total consolidated debt outstanding at the end of the quarter to (ii) the consolidated EBITDA for such period and is not permitted to be greater than a ratio of 3.65 to 1 for the four quarters ending September 30, 2011, which is the first test period for this covenant; ratio of 3.5 to 1 for the four quarters ending December 31 2011, March 31, 2012 and June 30, 2012; ratio of 3.0 to 1 for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; ratio of 2.5:1 for the four quarters ending September 30, 2013.

As of June 30, 2011, the Company was not in compliance with the Minimum Liquidity covenant. For the other covenants, Minimum EBITDA, Minimum Interest Coverage Ratio and Maximum Consolidated Total Leverage Ratio, there are no required compliance tests until September 30, 2011. In the event that the Company breaches any of the financial covenants under the Term Loan Agreement, the Term Lenders could accelerate the maturity date of the principal and the accrued interest to be immediately due and payable. At June 30, 2011 and December 31, 2010, this amounted to $89.9 million for the Term Loan and $3.4 million and $3.0 million in accrued interest payable, respectively. In March 2011, the Company obtained a letter from the Term Loan Lenders confirming that they will not under any circumstance accelerate the maturity date of the Term Loan prior to January 15, 2012. Accordingly, the $89.9 million debt has been classified as a current liability in the accompanying June 30, 2011 unaudited condensed consolidated balance sheet.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Shareholder Loans

At each of June 30, 2011 and December 31, 2010, the Company had $3.0 million in long-term debt payable to certain shareholders of the Company, including the Company’s Chief Executive Officer and members of the Company’s Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from the original maturity date of the Term Loan Agreement, which would be in March 2014. During the three and six months ended June 30, 2011, the Company recorded interest expense of $0.2 million and $0.4 million, respectively, related to these shareholder loans. There are no covenants or cross default provisions associated with these shareholder loans. Total accrued interest as of June 30, 2011 and December 31, 2010 was $1.3 million and $0.9 million, respectively.

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

Note 10—Restructuring Charges

In a continued effort to consolidate certain operations across all organizations, the Company incurred employee termination costs for severance and benefits aggregating to $0.7 million and $1.1 million during the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2011, the Company vacated its Salem, New Hampshire facility and accrued $0.1 million in non-cancellable lease obligations. In addition, the Company vacated a portion of its New Jersey facilities during the first quarter of 2011 and has accrued $3.5 million for the non-cancellable lease obligations and related costs associated with the vacated space.

Restructuring activity for the six months ended June 30, 2011 was as follows (in thousands):

	Employee Termination/ Severance and Related Costs	Facilities Costs	Total
Balance at December 31, 2010	$1,690	$—	1,690
Charges to operations	510	3,475	3,985
Payments made during the quarter	(1,125)	—	(1,125)

Balance at March 31, 2011	1,075	3,475	4,550
Charges to operations	690	71	761
Payments made during the quarter	(397)	(188)	(585)

Balance at June 30, 2011	$1,368	$3,358	$4,726

As of June 30, 2011, approximately $1.9 million accrued restructuring expenses was included as a component of current accrued liabilities and $2.8 million was classified as long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2010, $1.7 million was included in the Company’s current accrued liabilities. The Company expects to pay $1.4 million in employee related costs and $0.6 million in facilities costs by December 2011 and the remaining amounts over the lease periods ending in 2015. The Company did not have any restructuring costs during the three and six months ended June 30, 2010.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11—Stock-Based Compensation

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$81	$—	$156	$—
Research and development	182	—	326	—
Sales and marketing	377	—	541	—
General and administrative	176	—	545	—

Total stock-based compensation expense	$816	$—	$1,568	$—

Stock Award Activity

A summary of the Company’s stock award activity and related information for the six months ended June 30, 2011 is set forth in the following table (in thousands except for exercise price amounts):

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)	Aggregate Intrinsic Value
	(in 000’s)	(in 000’s)			(in 000’s)
Balance at December 31, 2010	604	2,250	$5.93
Authorized	1,935	—
Restricted stock units granted	(570)	—
Restricted stock units cancelled and forfeited	12	—
Options granted	(400)	400	$4.79
Options exercised	—	(67)	$1.60
Options cancelled and forfeited	175	(175)	$8.49

Balance at June 30, 2011	1,756	2,408	$5.68	5.93	$1,337

Options vested and expected to vest at June 30, 2011		2,345	$5.68	5.71	$1,337
Options exercisable at June 30, 2011		1,754	$5.71	4.78	$1,336

The total intrinsic value of options exercised was $0.2 million and zero during the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the balance of $2.4 million of total unrecognized compensation cost related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.5 years. As of June 30, 2011, the balance of $3.0 million of total unrecognized compensation costs related to non-vested stock options and restricted stock units granted to employees and directors is expected to be recognized over a weighted average period of 1.9 years.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

During the three months and six months ended June 30, 2011 and 2010, the Company granted the following stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options granted (in 000’s)	—	—	400	—
Weighted-average grant date fair value per share	—	—	3.64	—

During the three months ended June 30, 2011 and 2010, the stock-based compensation expense on stock options amounted to $0.5 million and zero, respectively. During the six months ended June 30, 2011 and 2010, the stock-based compensation expense on stock options amounted to $1.0 million and zero, respectively.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected term was determined using the “simplified method”. Under this approach, the expected term was presumed to be the mid-point between the vesting date and the end of the contractual term. The use of this approach, with appropriate disclosure, is permitted for a plain vanilla employee stock option for which the value is estimated using a Black-Scholes formula. Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

The risk-free interest rate for the expected term of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. A peer group is used in the determination of volatility because the Company has less than one year of historic stock prices. Management makes an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. The Company has not declared dividends to date.

The following weighted average assumptions were used to value options granted during the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected term (in years)	6.00	—	6.00	—
Risk -free interest rate	2.18%	—	2.61%	—
Volatility	81.00%	—	92.00%	—
Dividend yield	—	—	—	—

Restricted Stock Awards

Due to the acquisition on October 1, 2010, the Company assumed the former Veraz Networks, Inc. restricted stock award plan which resulted in 296,000 restricted stock units (“RSUs”) being assumed. During the three and six months ended June 30, 2011, the Company granted 554,130 and 570,130 RSUs, respectively. For the three months and six months ended June 30, 2010, Dialogic Corporation did not have a restricted stock award plan.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock activity for the period December 31, 2010 to June 30, 2011 was as follows:

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	274	$4.97
Granted	570	$5.12
Vested	(69)	$4.71
Forfeited or expired	(12)	$5.05

Nonvested at June 30, 2011	763	$4.84

For the three and six months ended June 30, 2011, the stock-based compensation expense on restricted stock based awards amounted to $0.3 million and $0.6 million, respectively.

As of June 30, 2011, 763,381 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $3.7 million. As of December 31, 2010, 274,000 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $1.4 million. During the three and six months ended June 30, 2011, aggregate intrinsic value of vested restricted stock based awards was $0.1 million and $0.3 million, respectively.

The RSUs granted in the three months ended June 30, 2011 vest over two years in equal installments on the first and second anniversaries of the vesting commencement date. Generally, RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, all RSUs will convert into an equivalent number of shares of common stock. The amount of the expense related to RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

Stock Purchase Plan

On June 29, 2006 the stockholders approved the 2006 Employee Stock Purchase Plan (“2006 ESPP”) and reserved 480,281 shares of common stock for issuance thereunder. In May, 2011, the 2006 ESPP was amended by the Company’s stockholders to increase the shares available for issuance thereunder by 500,000 shares. As of June 30, 2011, no shares have been issued under this plan and 980,281 shares remained available for issuance under the 2006 ESPP.

Subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common shares under the 2006 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. The first purchase period under the 2006 ESPP commenced on June 1, 2011.

Note 12—Net Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. The Company has outstanding stock options and RSUs, which have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(11,269)	$(5,947)	$(32,548)	$(10,860)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic and diluted net loss per share	31,283	7,652	31,251	7,652

Net loss per share—basic and diluted	$(0.36)	$(0.78)	$(1.04)	$(1.42)

Note 13—Commitments and Contingencies

(a) Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel have been partially financed through grants from the Office of the Chief Scientist (“OCS”). In return for the OCS’s participation, the Company’s Israeli subsidiary is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the accompanying unaudited condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues was $0.3 million and zero for the three months ended June 30, 2011 and 2010, respectively, and $0.5 million and zero for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the royalty payable amounted to $0.5 million and $0.8 million, respectively. The maximum amount of the contingent liability related to royalties payable to the Israeli Government was approximately $16.5 million and $17.3 million as of June 30, 2011 and December 31, 2010, respectively.

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

The Company enters into agreements in the ordinary course of business with, among others, customers, systems integrators, resellers, service providers, lessors, sub-contractors, sales representatives, and parties to other transactions with the Company, with respect to certain matters. Most of these agreements require the Company to indemnify the other party against third party claims

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

alleging that its product infringes a patent or copyright. Certain of these agreements require the Company to indemnify the other party against losses arising from: a breach of representations or covenants, claims relating to property damage, personal injury or acts or omissions of the Company, its employees, agents, or representatives. In addition, from time to time the Company has made certain guarantees regarding the performance of its products to its customers.

The duration and scope of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite.

(c) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At June 30, 2011 and December 31, 2010, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.6 million and $1.6 million, respectively. The guarantee term generally varies from three months to 30 years. The guarantees are usually provided for approximately 10% of the contract value.

Note 14—Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address of the customer. The following table sets forth revenues by major product group and geographic areas, and long-lived assets and goodwill by geographic area (in thousands):

(a) Revenues by major product group

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
TDM	$19,929	$29,256	$38,294	$58,765
IP Products	25,685	9,996	43,530	19,043
Services	10,173	2,853	18,827	5,753

Total revenues	$55,787	$42,105	$100,651	$83,561

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(b) Revenues were derived from customers located in the following geographic areas

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas
United States	$24,016	$21,367	$42,485	$41,519
Other	2,433	(68)	4,694	949

Total Americas	26,449	21,299	47,179	42,468
Europe, Middle East, Africa	18,178	11,981	34,542	22,941
Asia Pacific	11,160	8,825	18,930	18,152

Total revenues	$55,787	$42,105	$100,651	$83,561

(c) Long-lived assets and goodwill by geographic area are as follows

	June 30, 2011	December 31, 2010
Americas:
United States	$38,283	$41,214
Canada	39,608	44,974
Other foreign countries	2,502	2,592

Total long-lived assets	$80,393	$88,780

Note 15—Income Taxes

The Company recorded an income tax provision of $0.6 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. The Company recorded an income tax provision of $1.1 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, the Company’s effective tax rate was approximately -6.1% and -5.7%, respectively. For the six months ended June 30, 2011 and 2010, the Company’s effective tax rate was approximately -3.6% and -4.3%, respectively. The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses. The tax provision during the six months ended June 30, 2011 was primarily attributable to the Company’s profitable foreign operations. The tax provision during the six months ended June 30, 2010 was primarily attributable to reserve for uncertain tax positions and profitable foreign operations.

The Company’s net deferred tax assets were zero at both June 30, 2011 and December 31, 2010. As a result of its history of cumulative losses and uncertainty regarding future taxable income, Dialogic has determined, based on all available evidence, that there is substantial uncertainty as to the realizability of the deferred tax asset in future periods and accordingly, Dialogic maintained a full valuation allowance against its net deferred tax assets as of June 30, 2011.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”), for calendar years 2008 and 2009. The Company does not expect an adverse outcome. Additionally, any net operating losses and credits that were generated in prior years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in the following foreign jurisdictions for the years specified: Brazil for 2007 through 2010, France for 2007 through 2010, India for 2005 through 2010, Israel for 2008 and 2010, Singapore for 2005 through 2010, Russia for 2009 through 2010, and the United Kingdom for 2005 through 2010.

Unrecognized tax benefits represent uncertain tax positions for which reserve have been established. As of June 30, 2011 and December 31, 2010, the total liability for unrecognized tax benefits was $3.3 million and $3.2 million respectively, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the six months ended June 30, 2011, the unrecognized tax benefits were not reduced as a result of expiration of statute of limitations in any jurisdictions and $0.01 million for matters settled during the period. This was offset in part by the establishment of reserves of $0.1 million for various matters in different jurisdictions.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 16—Settlement Agreement

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

Note 17—Supplemental information

(a) Supplemental statement of operations information (in thousands):

Depreciation and amortization expenses are included in the following captions in the consolidated statements of operations:

	Three Months Ended June 30		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation expense
Cost of sales	$95	$27	$202	$51
Research and development	429	292	862	547
Sales and marketing	28	7	81	16
General and administrative	638	896	1,333	1,806

Total depreciation expense	$1,190	$1,222	$2,478	$2,420

Amortization expense
Cost of sales	$2,056	$2,276	$4,124	$4,567
Sales and marketing	1,282	1,582	2,535	3,170
General and administrative	114	28	261	76

Total amortization expense	$3,452	$3,886	$6,920	$7,813

Interest expense
Bank indebtedness	$180	$224	$365	$452
Long-term debt, related parties	3,637	3,568	6,760	6,951
Amortization of debt issuance costs	1,147	1,132	1,407	1,617

Total interest expense	$4,964	$4,924	$8,532	$9,020

(b) Valuation and qualifying accounts (in thousands):

	Balance at December 31, 2010	Additions charged to revenues or expenses	Deductions (reversals)	Balance at June 30, 2011
Accounts receivable allowances	$(3,721)	$(298)	$122	$(3,897)
Inventory obsolescence	$(7,000)	$(1,230)	$1,024	$(7,206)
Warranty reserve	$(384)	$(68)	$131	$(321)
Distributor price adjustments	$(2,707)	$(5,761)	$6,652	$(1,816)
Sales returns and related reserves	$(2,040)	$(5,696)	$5,941	$(1,795)

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 18—SEC Investigation

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

Overview

Dialogic Inc. (“Dialogic” or “Company”) is a leading provider of communications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the communication medium or network. The Company provides reliable, cost-effective and secure communications solutions that enable enterprises and service providers to shift to Internet Protocol (“IP”) based communications while still maintaining existing Time Division Multiplexing (“TDM”) networks. Additionally, the Company provides multimedia engines for video, voice, conferencing and facsimile solutions. Enterprises rely on the Company’s innovative IP, transitional hybrid and flexible TDM boards, software and gateway products to enable the integration of new IP technologies into existing communications networks. Representative applications that are enabled by the Company’s technology include: Unified Communications/Unified Messaging, Short Message Service (“SMS”)/Video SMS, Mobile Video Messaging, Voicemail/Videomail, interactive voice response and interactive voice and video response solutions, and Audio and Video Conferencing. The Company also provides voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use the Company’s products to transport, convert and manage data and voice traffic over both TDM and IP networks while enabling Voice Over Internet Protocol and other multimedia services. The Company sells into the enterprise and service provider communications market both directly and indirectly through distribution partners such as telecommunications equipment vendors, value added resellers (“VARs”) and other channel partners.

Business Combination with Dialogic Corporation

On October 1, 2010, we completed our business combination with Dialogic Corporation, a British Columbia Corporation, in accordance with the terms of an acquisition agreement dated May 12, 2010, or the Acquisition Agreement. Pursuant to the Acquisition Agreement, we acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of approximately 22.1 million shares of our common stock, after giving effect to the stock split described below and, accordingly Dialogic Corporation became our wholly-owned subsidiary. All outstanding options to purchase Dialogic Corporation common shares were cancelled and new options to purchase our common stock were granted. Each option to purchase Dialogic Corporation common shares became an option to acquire that number of shares of our common stock equal to the product obtained by multiplying the number of shares in the capital of Dialogic Corporation subject to the option by 0.9, rounded down to the nearest whole share of our common stock. Each option to purchase our common shares has a purchase price per share of our common stock equal to the exercise price per share (in U.S. dollars) for the Dialogic Corporation option immediately prior to October 1, 2010 divided by 0.9, rounded up to the nearest whole cent. After taking into account the issuance of stock options to purchase our common stock in exchange for Dialogic Corporation options, as of October 1, 2010, the former Dialogic Corporation shareholders and option holders held approximately 70% and our existing stockholders held approximately 30% of our outstanding securities. As of October 1, 2010, there were approximately 31 million shares of our common stock issued and outstanding, after taking into account the effect of the one-for-five reverse stock split approved by the our stockholders on September 30, 2010 and effected on October 1, 2010. As of October 1, 2010, we changed our name from Veraz Networks, Inc. to Dialogic Inc. and on October 4, 2010, our common stock began trading on The NASDAQ Global Market under the symbol “DLGC”. Our business combination with Dialogic Corporation was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. generally accepted accounting principles or U.S. GAAP.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	Revenue Recognition;

•	Accounts Receivable and Allowance for Doubtful Accounts;

•	Inventory Reserves;

•	Impairment of Long-Lived Assets and Goodwill;

•	Stock-Based Compensation;

•	Accounting for Income Taxes; and

•	Business Combinations.

Revenue Recognition

Revenue derived from the sale of products and services is recognized when all of the following criteria are met:

(i)

Persuasive evidence of an arrangement exists—Our customary practice is to have a written contract, which is signed by both the customer and us, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with us.

(ii)

Delivery has occurred—Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, some arrangements require evidence of customer acceptance of the hardware and software products that have been sold. In such cases, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer or we have completed our contractual requirements. Revenue from sales of standalone services, including training courses, is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand a customers’ networks, the revenue recognition on these arrangements, after the initial arrangement has been accepted, typically occurs at the point of shipment since we have historically experienced successful implementations of these expansions.

(iii)

The fee is fixed or determinable—We sell its products through our direct sales force and channel partners. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions, or when sales are made to distributors under agreements allowing price protection and/or right of return and when returns cannot be estimated, the related fee is considered to be not fixed or determinable and revenue is deferred until such price reduction or return rights cease.

Arrangement fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees may be considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized as payments become due, based on relative selling price, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. For arrangements with contingent revenue provisions (a portion of the relative selling price of a delivered item is contingent upon the delivery of additional items or meeting other specified performance conditions), revenue recognized on delivered items is limited to the non-contingent amount. We defer the cost of inventory when products have been shipped, but have not yet been installed or accepted, and expense those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due or non-contingent amounts, all related inventory costs are expensed at the date of acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

(iv)

Collectability is probable—Collectability is assessed on a customer-by-customer basis. We evaluate the financial position, payment history, and ability to pay of new customers, and of existing customers that substantially expand their commitments. If it is determined prior to revenue recognition that collectability is not probable, recognition of the revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied. In arrangements for which revenue recognition is limited to amounts of cash received because of collectability concerns, all related inventory costs are expensed at the date of acceptance or delivery if no acceptance is required; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

Sales incentives that are offered on some of our products are recorded as a reduction of revenue as there are no identifiable benefits received. We record a provision for estimated sales returns and allowances as a reduction from sales in the same period during which the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors.

Sales returns and allowances are estimates based on historical sales returns and allowances, analysis of credit memo data, analysis of customer credit worthiness and other known factors.

We also have agreements with certain distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases in exchange for orders of an equal or greater amount. We recognize an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenues in the consolidated statement of operations.

Revenues are recognized net of sales taxes. Revenues include amounts billed to customers for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the six months ended June 30, 2011 and 2010. Shipping and handling costs are included in cost of revenues.

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

(i)

provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the arrangement consideration should be allocated among its elements;

(ii)	require an entity to allocate revenue where no vendor specific objective evidence, or VSOE, exists by using third party evidence of selling price, or TPE, or estimated selling prices, or ESP; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

This new accounting guidance became applicable to us beginning the first quarter of its fiscal year 2011. We adopted this guidance for transactions that were entered into or materially modified on or after January 1, 2011 using the prospective basis of adoption. Our products typically have both software and non-software components that function together to deliver the products’ essential functionality. Although our products are primarily marketed based on the software elements contained therein, the hardware sold generally cannot be used apart from the software. Therefore, we consider our principal hardware products to be subject to this new accounting guidance. Many of our sales involve multiple-element arrangements that include product, maintenance and various professional services. The adoption of the guidance discussed above affects our multiple-element arrangements when they contain tangible products (hardware) with software elements, which comprise the majority of our revenue transactions. We may enter into sales transactions that do not contain tangible hardware components, such as software-only add-on sales, which will continue to be subject to the previous software revenue recognition guidance in ASC 985-605.

The multiple-deliverable revenue guidance requires that we evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting.

The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of our products and services qualify as separate units of accounting and revenue is recognized when the applicable revenue recognition criteria are met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE, when available. We generally use VSOE to derive the selling price for its maintenance and professional services deliverables. VSOE for maintenance is based on contractual stated renewal rates while professional services are based on historical pricing for standalone professional service transactions. When VSOE cannot be established, we attempt to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using average historical discounted selling price based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region. We use ESP to derive the relative selling price for our product deliverables.

The impact of applying the relative selling price method in the allocation of revenue, compared to previous revenue recognition methodologies, increased revenues for the three and six months ended June 30, 2011 by approximately $2.1 million. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. However, as our marketing and product strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

For transactions entered into prior to the first quarter of fiscal year 2011, we recognized revenue based on the software revenue recognition guidance in place during the period in which the order was received. When an arrangement involved multiple elements, such as hardware and software products, maintenance and/or professional services, we allocated the entire sales price to each respective element based on VSOE of the fair value for each element. When arrangements contained multiple elements and VSOE of fair value existed for all undelivered elements but not for the delivered elements, we recognized revenue for the delivered elements using the residual method. We based our determination of VSOE of the fair value of the undelivered elements based on substantive renewal rates of maintenance and support agreements, and on independently sold and negotiated service arrangements. In limited circumstances when arrangements containing multiple elements where VSOE of fair value did not exist for an undelivered element, we deferred revenue for the delivered and undelivered elements until VSOE of fair value existed for the undelivered elements or all elements had been delivered.

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

Impairment of Long-lived Assets and Goodwill

Long-lived assets, such as property and equipment, and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of intangible assets, long-lived assets and goodwill. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends and a significant change in circumstances relative to a large customer. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill and intangible assets with indefinite useful lives for 2010 and 2009 indicated that no impairment of goodwill or the intangibles existed.

Stock-Based Compensation

We use a generally accepted valuation option-pricing model to determine the fair value of stock options granted to our employees. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our valuation models require the input of highly subjective assumptions, which represents our best estimate. The following are the key assumptions used to determine the stock-based compensation expense:

•

Expected Stock Price Volatility—The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on such factors as industry and market capitalization data.

•	Expected Term of Option—The expected term was determined using the simplified method.

•

Expected Dividend Yield—The dividend yield assumption is based on our history and expectation of dividend payouts. We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

•	Expected Risk Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	Forfeiture Rate—The forfeiture rate is based on a review of recent forfeiture activity.

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

Business Combinations

Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their relative fair values at the date of acquisition. Fair value for the October 1, 2010 business combination was determined using the Income Approach (discounted cash flow approach) valuation methodology. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The separately identifiable intangible assets generally include technology and customer relationships. We estimate the fair value of deferred revenue related to product support assumed in connection with acquisitions. The estimated fair value of deferred revenue is determined by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support contracts are based on the historical direct costs related to providing the support. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Results of Operations (amounts in 000’s)

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues (amounts in thousands)

	Three Months Ended June 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenues:
Products	$45,614	82%	$39,252	93%	$6,362	16%
Services	10,173	18	2,853	7	7,320	257

Total revenues	$55,787	100%	$42,105	100%	$13,682	32%

Revenues by geography:
Americas	$26,449	47%	$21,299	51%	$5,150	24%
Europe, Middle East and Africa	18,178	33	11,981	28	6,197	52
Asia Pacific	11,160	20	8,825	21	2,335	26

Total revenues	$55,787	100%	$42,105	100%	$13,682	32%

Revenues

Total revenues of $55.8 million for the quarter ended June 30, 2011 increased by 32% or $13.7 million from $42.1 million in the quarter ended June 30, 2010. Our product revenues were 82% of total revenues at $45.6 million for the quarter ended June 30, 2011 as compared to 93% of total revenues, or $39.3 million in the same quarter in 2010, an increase of 16% or $6.4 million. Our services revenues were 18% of total revenues at $10.2 million in the three months ended June 30, 2011 as compared to 7% of total revenues, or $2.9 million in the three months ended June 30, 2010, an increase of 257% or $7.3 million. Included in the total revenue increase is $20.0 million revenue attributable to the Dialogic Corporation acquisition, or acquisition, completed in the last quarter of 2010 and is comprised of $13.1 million in product revenue and $6.9 million in services revenues. Revenues, excluding the acquisition, were $35.8 million, for the quarter ended June 30, 2011, which represented a decrease of 15%, or $6.3 million, from $42.1 million in the quarter ended June 30, 2010. The decrease is generally attributable to reduced demand for TDM products whose revenue decreased by 32% or $9.3 million, which was partly offset by a 26% or $2.6 million, increase in IP product revenues and a 14%, or $0.4 million, increase in services revenues.

Product Revenue

Product revenues of $45.6 million for the quarter ended June 30, 2011 increased by 16%, or $6.4 million, from $39.3 million in the quarter ended June 30, 2010. Our TDM products were 44% of product revenues at $19.9 million in the three months ended June 30, 2011 as compared to 75% of product revenues, or $29.3 million in the three months ended 2010, representing a decrease of 32%, or $9.4 million. Included in product revenues for 2011 is an increase of $13.1 million due to the acquisition which was completed in the last quarter of 2010.

Product revenues, excluding the acquisition, were $32.5 million for the quarter ended June 30, 2011 representing a decrease of $6.8 million, or 17%, from $39.3 million in the quarter ended June 30, 2010. The decline resulted from lower customer demand for our TDM products. Our TDM product revenues are expected to decline as there is a gradual conversion of the telecommunication networks to our IP technology.

Service Revenue

Service revenues of $10.2 million for the quarter ended June 30, 2011 increased by 257%, or $7.3 million, from $2.9 million in the quarter ended June 30, 2010. Included in service revenues for the quarter ended June 30, 2011 is an increase of $6.9 million due to the acquisition which was completed in the last quarter of 2010.

Service revenues, excluding the acquisition, were $3.3 million for the quarter ended June 30, 2011 which increased by 14%, or $0.4 million, from $2.9 million in the quarter ended June 30, 2010. The increase in service revenue was the result of growth in our installed base of customers for IP products and a related increase in IP maintenance revenue.

Revenues by geography

The $13.7 million increase in total revenues for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 is attributable to an increase in sales of $6.2 million the Europe, Middle East and Africa region, $2.3 million in the Asia Pacific region and $5.2 million in the Americas regions over the same periods.

Total revenues, excluding the acquisition, decreased by $6.3 million for the quarter ended June 30, 2011 compared to the same period of 2010, resulting from a decrease in sales in the Americas and Europe, Middle East and Africa regions. The Americas declined by $5.4 million and Europe, Middle East and Africa revenues decreased by $1.7 million. Asia Pacific increased by $0.8 million. The decrease in revenues in the two regions is due to the decline in demand for our TDM products.

Americas:

Total revenues in the Americas increased by $5.1 million to $26.4 million in the second quarter of 2011 from $21.3 million in the same period of the prior year. Included in the 2011 revenues for the Americas is $10.6 million due to the acquisition, which is comprised of $8.0 million related to IP product revenues and $2.6 million of services revenues.

In the Americas, our IP product revenues, excluding the acquisition, increased by 27%, or $1.0 million, to $4.5 million in 2011 as compared to $3.5 million in the same period of the prior year. Our TDM product revenues decreased by 42%, or $6.7 million, to $9.5 million in the second quarter of 2011 as compared to $16.2 million in the same period of the prior year. Services revenues increased by $0.4 million in 2011 to $1.9 million as compared to $1.5 million in the same period of the prior year.

Europe, Middle East and Africa:

Total revenues in the Europe, Middle East and Africa region increased by $6.2 million to $18.2 million in the second quarter of 2011 from $12.0 million in the same period of the prior year. Included within the revenues for the Europe, Middle East and Africa region in 2011 is $7.9 million from the acquisition which is comprised of $4.3 million of IP product revenues and $3.6 million of services revenues.

In Europe, Middle East and Africa, our IP product revenues, excluding the acquisition, decreased by 3%, or $0.1 million, to $3.6 million in the second quarter of 2011 as compared to $3.7 million in the same period in 2010. Our TDM product revenues decreased by 21%, or $1.5 million, to $5.8 million in the second quarter of 2011 as compared to $7.3 million in the same period in 2010. Services revenues decreased by $0.1 million in the second quarter of 2011 to $0.8 million as compared to $0.9 million in the same period in 2010.

Asia Pacific:

Total revenues in the Asia Pacific region increased by $2.3 million to $11.1 million in the second quarter of 2011 from $8.8 million in the same period of the prior year. Included within the revenues for the Asia Pacific region in the second quarter of 2011 is $1.5 million from the acquisition which is comprised of IP product revenues of $0.8 million and Services revenues of $0.7 million.

In Asia Pacific, our IP product revenues, excluding the acquisition, increased by $1.8 million to $4.5 million in the second quarter of 2011 from $2.7 million in the same period of the prior year. Our TDM product revenues decreased by 18%, or $1.0 million, to $4.7 million in the second quarter of 2011 as compared to $5.7 million in the same period in 2010. Services revenues increased by $0.1 million in the second quarter of 2011 to $0.5 million as compared to $0.4 million in the second quarter of 2010.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$17,594	39%	$12,700	32%	$4,894	39%
Services	5,507	54	2,266	79	3,241	143

Total cost of revenues	$23,101	41%	$14,966	36%	$8,135	54%

Gross Profit:
Products	$28,020	61%	$26,552	68%	$1,468	6%
Services	4,666	46	587	21	4,079	695

Total gross profit	$32,686	59%	$27,139	64%	$5,547	20%

Cost of Revenue

Total cost of revenues of $23.1 million for the quarter ended June 30, 2011 increased by 54%, or $8.1 million, from $15.0 million in the quarter ended June 30, 2010. Included in cost of revenues in the second quarter of 2011 is an increase of $8.8 million due to the acquisition completed in the last quarter of 2010.

Cost of product revenues of $17.6 million for the quarter ended June 30, 2011 increased by 39%, or $4.9 million, from $12.7 million in the quarter ended June 30, 2010. Included in cost of product revenues in the second quarter of 2011 is an increase of $5.9 million due to the acquisition completed in the last quarter of 2010.

Cost of product revenues, excluding the acquisition, decreased by $1.0 million in the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010. The decrease in the quarter ended June 30, 2011 compared to the same period of 2010 is attributable to a decrease in product revenue, $1.0 million in lower outsourced product manufacturing costs due to a decline in product quantities ordered, lower depreciation and amortization expense by $0.5 million, and lower operations overhead of $0.2 million due to reduced headcount. Offsetting these decreases was an increase in inventory obsolescence charges of $0.7 million in the second quarter of 2011 as compared to the same quarter in 2010.

Cost of services revenues of $5.5 million for the quarter ended June 30, 2011 increased by 143%, or $3.2 million, from $2.3 million in the quarter ended June 30, 2010. Included in the cost of services revenues is an increase of $2.9 million due to the acquisition completed in the last quarter of 2010. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel. The incremental services costs related to the acquisition include salaries and related costs of $1.6 million for 72 employees, consultant expenses of $0.8 million, occupancy costs of $0.2 million and travel of $0.3 million.

Cost of services, excluding the acquisition, was $2.6 million for the quarter ended June 30, 2011 compared to $2.3 million for the quarter ended June 30, 2010. The cost increase in the second quarter of 2011 as compared to the second quarter of 2010 primarily results from reinstatement of our employees to full pay in 2011 from the salary reduction initiative in 2009.

Gross Profit

Gross profit of $32.7 million for the quarter ended June 30, 2011 increased by 20%, or $5.5 million, from $27.1 million in the quarter ended June 30, 2010. Included within the gross profit is an increase of $11.2 million due to the acquisition completed in the last quarter of 2010. For the quarter ended June 30, 2011, gross profit, excluding the acquisition, decreased by 21%, or $5.6 million, from $27.1 million for the quarter ended June 30, 2010 to $21.5 million for the quarter ended June 30, 2011. The decrease is primarily a result of a decline in TDM product revenues. As a percentage of sales, excluding the acquisition, gross profit decreased to 60% in the quarter ended June 30, 2011 compared to 64% in the comparable period in 2010 which is due to the decline in TDM product revenues.

As a percentage of product revenue, product gross profit was 61% in the three months ended June 30, 2011 compared to 68% in the comparable period in 2010. The decrease in product gross profit is primarily attributable to the effect of higher fixed operation and support overheads and higher variable operation expenses such as tooling, testing and freight charges.

As a percentage of services revenue, services gross profit was 46% in the second quarter of 2011 as compared to 21% in comparable period in 2010. The acquisition contributed to the services gross profit increase as the former Veraz Networks Inc. had higher profit associated with its service revenues.

Operating Expenses

	Three Months Ended June 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$13,932	25%	$10,404	25%	$3,528	34%
Sales and marketing	14,286	26	11,002	26	3,284	30
General and administrative	9,192	16	5,989	14	3,203	53
Acquisition costs	—	—	531	1	(531)	(100)
Restructuring charges	761	1	—	—	761	100

Total operating expenses	$38,171	68%	$27,926	66%	$10,245	37%

Research and Development Expenses

Research and development expenses of $13.9 million for the quarter ended June 30, 2011 increased by 34%, or $3.5 million, from $10.4 million in the quarter ended June 30, 2010. Included in the total research and development expenses are $4.5 million in additional expenses due to the acquisition completed in the last quarter of 2010. The incremental research and development costs from the acquisition are comprised of salaries and related costs of $3.4 million for 93 employees, occupancy costs of $1.0 million, equipment depreciation of $0.3 million and consultants of $0.2 million partially offset by research grants from the Israeli government of $0.4 million.

Research and development expenses, excluding the acquisition, were $9.4 million for the quarter ended June 30, 2011 and $10.4 million for the quarter ended June 30, 2010. The decrease was primarily caused by lower salaries and benefits from decreased headcount.

Research and development expenses were 25% of total revenues in both of the quarters ended June 30, 2011 and June 30, 2010. We expect that research and development expenses as a percentage of total revenue will decrease in 2011 as we continue to integrate our research and development operations with those of Dialogic Corporation during the year. We expect that the research and development expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010, and we intend to continue to invest in developing new products and enhance and refresh existing products.

Sales and Marketing

Sales and marketing expenses of $14.3 million for the quarter ended June 30, 2011 increased by 30%, or $3.3 million, from $11.0 million in the quarter ended June 30, 2010. Included in the sales and marketing expenses are $4.2 million in additional expenses due to the acquisition completed in the last quarter of 2010. The incremental sales and marketing costs related to the acquisition include salaries and related costs of $2.5 million for 39 employees, sales agents and consultant expenses of $0.3 million, depreciation and amortization of intangibles of $0.3 million, occupancy costs of $0.8 million and travel of $0.3 million.

Sales and marketing expenses, excluding the acquisition, decreased by $1.1 million for the quarter ended June 30, 2011 as compared to the same quarter in 2010. Included within sales and marketing expenses is a decrease in amortization expense of $0.6 million. Offsetting these expense decreases are increases in salaries and related employee benefits of $0.2 million relating to a reinstatement of our employees to full pay in 2011 from the salary reduction initiative in 2009.

Sales and marketing expenses were 26% of total revenues for the quarters ended June 30, 2011 and 2010. We expect that sales and marketing expenses as a percentage of total revenue will decrease in 2011 as we begin to integrate our sales and marketing operations during the year. We expect that the sales and marketing expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

General and Administrative

General and administrative expenses of $9.2 million for the quarter ended June 30, 2011 increased by 53%, or $3.2 million, from $6.0 million in the quarter ended June 30, 2010. Included in general and administrative expenses is $3.4 million due to the acquisition completed in the last quarter of 2010. The incremental general and administrative expenses from the acquisition include salaries and related costs of $1.1 million for 37 employees, legal and accounting fees of $0.6 million, and consulting fees of $1.1 million and other costs of $0.6 million.

General and administrative expenses, excluding the acquisition, decreased by 2%, or $0.2 million, in the quarter ended June 30, 2011 to $5.8 million as compared to $6.0 million in the quarter ended June 30, 2010.

General and administrative expenses increased to 16% of total revenues in the quarter ended June 30, 2011, compared to 14% for the quarter ended June 30, 2010. We expect that general and administrative expenses as a percentage of total revenue will decrease in 2011 as we continue to integrate our general and administrative operations during the year and gain efficiencies in lower overhead and employee costs. We expect that the general and administrative expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

Restructuring Charges

For the quarter ended June 30, 2011, we recorded a restructuring charge of $0.8 million compared to zero for the same period of the prior year. The restructuring charges in 2011 relate to $0.7 million of severance and related benefits for terminated employees and $0.1 million of future lease payments and other costs associated with vacated spaces in our Salem, New Hampshire facility.

At June 30, 2011, we have an accrued liability in the amount of $4.7 million related to the restructuring activities, of which $1.9 million is included in our current liabilities and $2.8 million is recorded as a long-term liability. During the remainder of 2011, we expect to pay $2.0 million against this liability. The remaining $2.7 million relates to the consolidation of the leased space in our Parsippany, New Jersey office which we expect to pay over the remaining lease term ending at December 2015.

Interest and Other Income, net

Interest and other income, net increased by $17 thousand in the three months ended June 30, 2011 as compared to the same period ended June 30, 2010.

Interest Expense

Interest expense was $5.0 million in each of the quarters ended June 30, 2011 and 2010. The average interest rate was 15% on the Term Loan Agreement and 5.75% on the Revolving Credit Agreement in 2011, each as further described below, compared to 15.4%, inclusive of 2% payment-in-kind, or PIK interest, on the Term Loan Agreement and 6.0% on the Revolving Credit Agreement in 2010. The Shareholder Loan, as further described below, bears a contractual annual interest rate of 20% compounded monthly in the form of a PIK. During the three months ended June 30, 2011, we amortized an additional $0.9 million of deferred debt issuance costs related to the breach of the Minimum Liquidity Covenant under our Term Loan Agreement.

Foreign Exchange Gains (Losses), net

Foreign exchange loss was $0.2 million in the quarter ended June 30, 2011. Foreign exchange gains were $0.1 million in the quarter ended June 30, 2010.

Income Tax Provision

We recorded an income tax provision of $0.6 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. The tax expense for the three months ended June 30, 2011 is primarily due to current tax payable in our profitable foreign entities with no corresponding tax attributes to offset current tax expense. The tax expense for the three months ended June 30, 2010 is primarily comprised of a provision for uncertain tax positions and foreign income tax expense. There was no deferred provision recorded for either quarter.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues (amounts in thousands)

Revenues

	Six Months Ended June 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenues:
Products	$81,824	81%	$77,808	93%	$4,016	5%
Services	18,827	19	5,753	7	13,074	227

Total revenues	$100,651	100%	$83,561	100%	$17,090	20%

Revenues by geography:
Americas	$47,179	47%	$42,468	51%	$4,711	11%
Europe, Middle East and Africa	34,542	34	22,941	27	11,601	51
Asia Pacific	18,930	19	18,152	22	778	4

Total revenues	$100,651	100%	$83,561	100%	$17,090	20%

Total revenues of $100.7 million for the first half of 2011 increased by 20%, or $17.1 million, from $83.6 million in the same period in 2010. Our product revenues were 81% of total revenues at $81.8 million in the six months ended June 30, 2011 as compared to 93% of total revenues, or $77.8 million, in the six months ended June 30, 2010, an increase of 5%, or $4.0 million. Our services revenues were 19% of total revenues at $18.8 million in the six months ended June 30, 2011 as compared to 7% of total revenues, or $5.8 million, in the six months ended June 30, 2010, an increase of 227%, or $13.1 million. Included in the total revenue increase is $33.2 million revenue attributable to the acquisition completed in the last quarter of 2010 which is comprised of $21.0 million in product revenue and $12.2 million in services revenues. Revenues, excluding the acquisition, were $67.5 million, for the six months ended June 30, 2011, which represented a decrease of 19%, or $16.1 million, from $83.6 million in the same period ended June 30, 2010. The decrease is generally attributable to reduced demand for TDM products whose revenue decreased by 35%, or $20.5 million, partially offset by an 18%, or $3.5 million, increase in IP product revenues and a 15%, or $0.8 million, increase in services revenues.

Product Revenue

Product revenues of $81.8 million for the first half of 2011 increased by 5% or $4.0 million from $77.8 million in the same period in 2010. Our TDM products were 47% of product revenues at $38.3 million in the six months ended June 30, 2011 as compared to 76% of product revenues, or $58.8 million in the six months ended 2010, representing a decrease of 35% or $20.5 million. Our IP products were 53% of product revenues at $43.5 million in the six months ended 2011 as compared to 24% of product revenues, or $19.0 million, in the six months ended 2010, representing an increase of 129%, or $24.5 million.

Product revenues, excluding $21.0 million due to the acquisition, were $60.8 million for the first half of 2011 representing a decrease of $17.0, million or 22%, from $77.8 million in the same period in 2010. The decline resulted from lower customer demand for our TDM products. Our TDM product revenues are expected to decline as there is a gradual conversion of the telecommunication networks to our IP technology.

Service Revenue

Service revenues of $18.8 million for the first half of 2011 increased by 227%, or $13.0 million, from $5.8 million in the same period in 2010.

Service revenues, excluding $12.2 million due to the acquisition, were $6.6 million for the six months ended June 30, 2011 representing an increase of 14%, or $0.8 million, from $5.8 million in the six months ended June 30, 2010. The increase in service revenues was the result of growth in our installed base of customers for IP products and a related increase in IP maintenance revenue.

Revenues by geography

The $17.1 million increase in total revenues for the first half of 2011 as compared to the same period in 2010 is attributable to an increase in sales of $11.6 million the Europe, Middle East and Africa region, $4.7 million in the Americas regions and $0.8 million in the Asia Pacific region over the same periods.

Total revenues, excluding the acquisition, decreased by $16.2 million for the first half of 2011 compared to the same period in 2010, resulting from a decrease in sales in the three regions. The Americas declined by $11.2 million, Europe, Middle East and Africa revenues decreased by $3.1 million and Asia Pacific decreased by $1.9 million. The decrease in revenues in the three regions is due to the decline in demand for our TDM products.

Americas:

Total revenues in the Americas increased by $4.7 million to $47.2 million in the first half of 2011 from $42.5 million in the same period of the prior year. Included in the 2011 revenues for the Americas is $15.9 million due to the acquisition, which is comprised of $11.2 million related to IP product revenues and $4.7 million of services revenues.

In the Americas, our IP product revenues, excluding the acquisition, increased by 23%, or $1.7 million, to $9.0 million in the six months ended June 30, 2011 as compared to $7.3 million in the same period of the prior year. Our TDM product revenues decreased by 43%, or $13.7 million, to $18.1 million in the first half of 2011 as compared to $31.8 million in the same period of the prior year. Services revenues increased by $0.8 million in the first half of 2011 to $4.1 million as compared to $3.3 million in the same period of the prior year.

Europe, Middle East and Africa:

Total revenues in the Europe, Middle East and Africa region increased by $11.6 million to $34.5 million in the first half of 2011 from $22.9 million in the same period of the prior year. Included within the revenues for the Europe, Middle East and Africa region in 2011 is $14.7 million from the acquisition which is comprised of $8.2 million of IP product revenues and $6.5 million of services revenues.

In Europe, Middle East and Africa, our IP product revenues, excluding the acquisition, increased by 1%, or $0.1 million, to $6.8 million in the first half of 2011 as compared to $6.7 million in the same period in 2010. Our TDM product revenues decreased by 22%, or $3.2 million, to $11.4 million in the first half of 2011 as compared to $14.6 million in the same period in 2010. Services revenues remained at $1.7 million in both the first halves of 2011 and 2010.

Asia Pacific:

Total revenues in the Asia Pacific region increased by $0.8 million to $18.9 million in the first half of 2011 from $18.1 million in the same period of the prior year. Included within the revenues for the Asia Pacific region in the first half of 2011 is $2.6 million, which is comprised of $1.5 million in IP revenue and $1.1 million of services revenues.

In Asia Pacific, our IP product revenues, excluding the acquisition, was $6.7 million in the first six months of 2011 as compared to $5.0 million during the same period in 2010. Our TDM product revenues decreased by 30%, or $3.7 million, to $8.7 million in the first half of 2011 as compared to $12.4 million in the same period in 2010. Services revenues remained at $0.8 million in both of the first halves of 2011 and 2010.

Cost of Revenue and Gross Margin

.

	Six Months Ended June 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$31,537	39%	$25,607	33%	$5,930	23%
Services	10,857	58	4,545	79	6,312	139

Total cost of revenues	$42,394	42%	$30,152	36%	$12,242	41%

Gross Profit:
Products	$50,287	61%	$52,201	67%	$(1,914)	(4)%
Services	7,970	42	1,208	21	6,762	560

Total gross profit	$58,257	58%	$53,409	64%	$4,848	9%

Cost of Revenue

Total cost of revenues of $42.4 million for the first half of 2011 increased by 41%, or $12.2 million, from $30.2 million in the same period in 2010. Included in cost of revenues in the first half of 2011 is an increase of $14.0 million due to the acquisition completed in the last quarter of 2010.

Cost of product revenues of $31.5 million for the first half of 2011 increased by 23%, or $5.9 million, from $25.6 million in the same period in 2010. Cost of product revenues, excluding $8.5 million attributable to the acquisition, decreased by $2.5 million in the first half of 2011 as compared to the same period in 2010. The decrease in the six months ended June 30, 2011 compared to the same period of 2010 is attributable to decreased product revenue, $2.4 million in lower outsourced product manufacturing costs due to a decline in product quantities ordered, lower amortization expense by $0.9 million, and lower operations overhead of $0.3 million due to reduced overhead. Offsetting these decreases were increases in variable operating costs of $0.2 million in the six months ended June 30, 2011 as compared to the comparable period in 2010 as a result of higher board assembly and royalty charges. In addition, there was an increase in inventory obsolescence charges of $0.9 million in the first half of 2011 as compared to the same period in 2010.

Cost of services revenues of $10.9 million for the first half of 2011 increased by 139%, or $6.3 million, from $4.5 million in the same period in 2010. Included in the cost of services revenues is an increase of $5.6 million due to the acquisition completed in the last quarter of 2010. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel. The incremental services costs related to the acquisition include salaries and related costs of $3.0 million for 72 employees, consultant expenses of $1.3 million, occupancy costs of $0.5 million, travel of $0.6 million and other costs of $0.2 million.

Cost of services, excluding the acquisition, was $5.3 million for the six months ended June 30, 2011 compared to $4.5 million for the same period in the prior year. The cost increase in the first half of 2011 as compared to the same period 2010 primarily results from the increase in services revenue.

Gross Profit

Gross profit of $58.3 million for the first half of 2011 increased by 9%, or $4.8 million, from $53.4 million in the same period in 2010. For the six months ended June 30, 2011, gross profit, excluding $19.2 million attributable the acquisition, decreased by 27%, or $14.4 million, from $53.4 million for the six months ended June 30, 2010 to $39.0 million for the same period in 2011. The decrease is primarily a result of a decline in TDM product revenues. As a percentage of sales, excluding the acquisition, gross profit decreased to 58% in the first half of 2011 compared to 64% in the comparable period in 2010 which is due to the decline in TDM product revenues.

As a percentage of product revenue, product gross profit was 61% in the six months ended June 30, 2011 compared to 67% in the comparable period in 2010. The decrease in product gross profit is primarily attributable to the effect of higher fixed operation and support overheads and higher variable operation expenses such as tooling, testing and freight charges.

As a percentage of services revenue, services gross profit was 42% in the first half of 2011 as compared to 21% in comparable period in 2010. The acquisition contributed to the services gross profit increase as the former Veraz Networks Inc. had higher profit associated with its service revenues.

Operating Expenses

	Six Months Ended June 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$28,722	29%	$20,468	24%	$8,254	40%
Sales and marketing	29,165	29	22,277	27	6,888	31
General and administrative	18,162	18	11,664	14	6,498	56
Acquisition costs	—	—	915	1	(915)	(100)
Restructuring charges	4,746	5	—	—	4,746	100

Total operating expenses	$80,795	81%	$55,324	66%	$25,471	46%

Research and Development Expenses

Research and development expenses of $28.8 million for the first half of 2011 increased by 40%, or $8.3 million, from $20.5 million in the same period in 2010. Included in the total research and development expenses are $9.2 million in additional expenses due to the acquisition completed in the last quarter of 2010. The incremental research and development costs from the acquisition are comprised of salaries and related costs of $7.0 million for 93 employees, occupancy costs of $1.9 million, equipment depreciation of $0.7 million, consultants of $0.3 million, and other costs of $0.2 million partially offset by research grants from the Israeli government of $0.9 million.

Research and development expenses, excluding the acquisition, were $19.6 million for the six months ended June 30, 2011 and $20.5 million in the same period in 2010.

Research and development expenses increased to 29% of total revenues in the first half of 2011 from 24% of total revenues in the same period in 2010. We expect that research and development expenses as a percentage of total revenue will decrease in 2011 as we continue to integrate our research and development operations with those of Dialogic Corporation during the year. We expect that the research and development expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010, and we intend to continue to invest in developing new products and enhance and refresh existing products.

Sales and Marketing

Sales and marketing expenses of $29.2 million for the first half in 2011 increased by 31%, or $6.9 million, from $22.3 million in the same period in 2010. Included in sales and marketing expense is $8.0 million relating to the acquisition completed in the last quarter of 2010. The incremental sales and marketing costs from the acquisition are comprised of salaries and related costs of $4.6 million for 39 employees, occupancy costs of $1.4 million, equipment depreciation of $0.6 million, sales agents and consultants of $0.6 million, travel costs of $0.7 million and other costs of $0.1 million.

Sales and marketing expenses, excluding the acquisition, were $21.2 million and $22.3 million for six months ended June 30, 2011 and 2010, respectively, a decrease of $1.1 million. This decrease was primarily caused by a decrease in amortization expense of $1.2 million.

Sales and marketing expenses increased to 29% of total revenues in the first half in 2011 from 27% of total revenues in the same period in 2010.

General and Administrative

General and administrative expenses of $18.2 million for the first half of 2011 increased by 56%, or $6.5 million, from $11.7 million in the same period in 2010. Included in general and administrative expenses is $6.0 million due to the acquisition completed in the last quarter of 2010. The incremental general and administrative expenses from the acquisition include salaries and related costs of $2.3 million for 37 employees, legal and accounting fees of $1.1 million, consulting fees of $1.5 million and other costs of $1.1 million.

General and administrative expenses, excluding the acquisition, increased by 3%, or $0.4 million, in the six months ended June 30, 2011 to $12.2 million as compared to $11.7 million in the same period 2010.

General and administrative expenses increased to 18% of total revenues in the first half of 2011 from 14% of total revenues in the same period in 2010. We expect that general and administrative expenses as a percentage of total revenue will decrease in 2011 as we continue to integrate our general and administrative operations during the year and gain efficiencies in lower overhead and employee costs. We expect that the general and administrative expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

Restructuring Charges

For the six months ended June 30, 2011, we recorded a restructuring charge of $4.7 million compared to zero for the same period of the prior year. The restructuring charges in 2011 relate to $1.2 million of severance and related benefits for terminated employees and $3.5 million of future lease payments and other costs associated with vacated spaces in our Parsippany, New Jersey and Salem, New Hampshire facilities.

At June 30, 2011, we have an accrued liability in the amount of $4.7 million related to the restructuring activities, of which $1.9 million is included in our current liabilities and $2.8 million is recorded as a long-term liability. During the remainder of 2011, we expect to pay $2.0 million related to this liability. The remaining $2.7 million relates to the consolidation of the leased space in our Parsippany, NJ office which we expect to pay over the remaining lease term ending at December 2015.

Interest and Other Income, net

Interest and other income, was zero in the first half of 2011 as compared to $0.5 million during the same period in 2010. This decrease is primarily due to the gain of $0.5 million in January 2010 resulting from the settlement agreement reached between our subsidiary, Cantata Technology, Inc., or Cantata, and InterMetro Communications, Inc., or InterMetro, following the filing by Cantata of a complaint against InterMetro.

Interest Expense, net

Interest expense, net decreased by $0.5 million, or 5%, from $9.0 million in the first half of 2010 to $8.5 million in the same period in 2011. The decrease in 2011 is primarily attributable to lower interest rates in 2011 on our borrowings. The average interest rate in 2011 was 14% on the Term Loan Agreement, as discussed further below, and 5.75% on the Revolving Credit Agreement, as discussed further below, compared to 15.4%, inclusive of 2% PIK interest, on the Term Loan Agreement and 6.0% on the Revolving Credit Agreement in 2010. The Shareholder Loan, as discussed further below, bears a contractual annual interest rate of 20% compounded monthly in the form of a PIK. During the six months ended June 30, 2011, we amortized an additional $0.9 million of deferred debt issuance costs related to the breach of the Minimum Liquidity covenant.

Foreign Exchange Gains (Losses), net

Foreign exchange loss was $0.3 million in the six months ended June 30, 2011 as compared to a foreign exchange gain of $1 thousand in the same period in 2010.

Income Tax Provision

We recorded an income tax provision of $1.1 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. The tax expense for the six months ended June 30, 2011 is primarily due to current tax payable in our profitable foreign entities with no corresponding tax attributes to offset current tax expense. The tax expense for the six months ended June 30, 2010 is primarily comprised of a provision for uncertain tax positions and foreign income tax expense. There was no deferred provision recorded for either quarter.

Financial Position

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $14.7 million, compared to $24.6 million of cash and cash equivalents as of December 31, 2010. Of our cash and cash equivalents of $14.7 million at June 30, 2011, approximately $9.7 million was held by our subsidiaries outside the U.S. and could be subject to tax implications if repatriated to the U.S. Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement. As of June 30, 2011, we had borrowed $12.9 million under our Revolving Credit Agreement, as described below. Under the Revolving Credit Agreement, the unused line of credit totaled $12.1 million, of which $1.6 million was available to us. At June 30, 2011, we had total debt of $94.2 million under the Term Loan Agreement and Shareholder Loan, each as described below, of which $89.9 million had an original maturity in September 2013 and $4.3 million is due in March 2014. As of June 30, 2011, we were not in compliance with the Minimum Liquidity Covenant under our Term Loan Agreement. As a result, the lenders have the right to accelerate the maturity date of the long-term debt, but have agreed not to do so prior to January 15, 2012. Accordingly, the debt has been classified as a current liability in the accompanying unaudited June 30, 2011 condensed consolidated balance sheet.

We increased borrowings by $0.1 million under the Revolving Credit Agreement and used net cash in operating activities of $7.5 million in the first half of 2011. As of June 30, 2011, total liquidity including cash and availability under the Revolving Credit Agreement was $16.3 million as compared to $28.1 million on December 31, 2010.

We budget capital expenditures on an annual basis. For 2011, we budgeted capital expenditures for property and equipment of $3.0 million, of which $1.4 million was used in the six months ended June 30, 2011.

In the six months ended June 30, 2011, we paid $6.3 million to service the interest payments on the Term Loan and Revolving Credit Agreements.

We monitor and manage liquidity by preparing and updating annual budgets as well as monitor compliance with terms of our financing agreements.

We believe that we will continue as a going concern. For the six months ended June 30, 2011, we incurred a net loss of $32.5 million and used cash in operating activities of $7.5 million. As of June 30, 2011, our cash and cash equivalents was $14.7 million, our current bank indebtedness was $12.9 million and our debt with related parties was $94.2 million. As discussed below, the related party Term Lenders have waived their right to accelerate the maturity date of the debt under any circumstances prior to January 15, 2012, including in the event we do not maintain compliance with our debt covenants. As of June 30, 2011, we were not in compliance with the Minimum Liquidity Covenant under our Term Loan Agreement. As a result, the lenders will have the right to accelerate the maturity date of the debt on January 15, 2012. We do not anticipate having sufficient cash and cash equivalents to repay the debt should the related party lenders accelerate the maturity date and we would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. This could harm us by:

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

Principal Amount and Maturity. At June 30, 2011 and December 31, 2010, term loan in the principal amount of $89.9 million were outstanding under the Term Loan Agreement (“Term Loan”) with an original maturity of September 30, 2013.

Voluntary and Mandatory Prepayments. The Term Loan may be prepaid, in whole or in part, from time to time, subject to payment of (i) if prepaid prior to the first anniversary of the closing date, a make-whole amount that includes a 5% premium, (ii) if prepaid after the first but prior to the second anniversary of the closing date, a premium of 5% and (iii) if prepaid after the second anniversary of the closing date, a premium of 2%.

We are required to offer to prepay the Term Loan out of the net proceeds of certain asset sales (including asset sales by us) at 100% of the principal amount of Term Loan prepaid, plus the prepayment premiums described above, subject to our right to reinvest some or all of the net proceeds in its business in lieu of prepayment. We are also required to prepay the Term Loan out of net proceeds from certain equity issuances, at 50% plus the prepayment premiums. If we raise at least $50.0 million within the first year of the loan agreements, 100% of the net proceeds are to be applied against the Term Loan, with a prepayment premium of 2%.

Interest Rates. The Term Loan bears interest, payable in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which is currently 11%, is based on our consolidated net leverage ratio. Upon the occurrence and continuance of an event of default, the Term Loan will bear interest at a default rate equal to the applicable interest rate plus 2%. At June 30, 2011, the interest rate was 15% on the aggregate of the Term Loan.

Guarantors. The Term Loan is guaranteed by Dialogic, Dialogic Corporation, Dialogic Networks (Israel) Ltd., and Veraz Networks LTDA, or, collectively the Term Loan Guarantors, with the exception of certain subsidiaries organized under the laws of countries other than the United States or Canada and certain immaterial U.S. subsidiaries that we have covenanted to wind-down and dissolve.

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

Term Loan Agreement Covenants

The following summarizes the financial covenants as defined in the Term Loan Agreement at June 30, 2011:

•

Minimum Liquidity—Defined as liquidity consisting principally of cash and cash equivalents as adjusted, of at least $24.5 million as of June 30, 2011; $30.0 million as of September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and $35.0 million as of September 30, 2012 and thereafter.

•

Minimum EBITDA—Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $28.5 million for the four quarters ending September 30, 2011, which is the first test period for this covenant; $30.0 million for the four quarters ending December 31, 2011, March 31, 2012 and June 30 2012; $32.5 million for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; $35.0 million for the four quarters ending September 30, 2013.

•

Minimum Interest Coverage Ratio—Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 2 to 1 for the four quarters ending September 30 2011, which is the first test period for this covenant; December 31 2011, March 31, 2012 and June 30, 2012, and 2.5:1 ratio for the four quarters ending September 30, 2012 and thereafter.

•

Maximum Consolidated Total Leverage Ratio—Defined as the ratio of (i) the total consolidated debt outstanding at the end of the quarter to (ii) the consolidated EBITDA for such period and is not permitted to be greater than a ratio of 3.65 to 1 for the four quarters ending September 30, 2011, which is the first test period for this covenant; ratio of 3.5 to 1 for the four quarters ending December 31 2011, March 31, 2012 and June 30, 2012; ratio of 3:0 to 1 for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; ratio of 2.5:1 for the four quarters ending September 30, 2013.

As of June 30, 2011, we were not in compliance with the Minimum Liquidity covenant. For the other covenants, Minimum EBITDA, Minimum Interest Coverage Ratio and Maximum Consolidated Total Leverage Ratio, there are no required compliance tests until September 30, 2011. In the event that we violate any of the financial covenants under the Term Loan Agreement, the Term Lenders could accelerate the maturity date of the principal and the accrued interest to be immediately due and payable. At June 30, 2011, this amounted to $89.9 million for the Term Loan and $3.4 million in accrued interest payable. In March 2011, we obtained a letter from the Term Loan Lenders confirming that they will not under any circumstance accelerate the maturity date of the Term Loan prior to January 15, 2012. Accordingly, the debt has been classified as a current liability in the accompanying unaudited condensed consolidated financial statements.

Shareholder Loans

At each of June 30, 2011 and December 31, 2010, we had principal and accrued interest of $4.3 million and $3.9 million in long-term debt payable to certain of our shareholders, respectively, including our chief executive officer and members of our Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from the maturity date of the Term Loan Agreement, which would be in March 2014, or, collectively, the Shareholder Loans. During each of the six months ended June 30, 2011 and 2010, we recorded interest expense of $0.4 million related to the Shareholder Loans. There are no covenants or cross default provisions associated with the Shareholder Loans. Total accrued interest as of June 30, 2011 and December 31, 2010 was $1.3 million and $0.9 million, respectively.

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

Revolving Credit Agreement

Revolving Credit Amount and Maturity. We have a working capital facility, a Revolving Credit Agreement or RCA, with Wells Fargo Foothill, or the Revolving Credit Lender. In connection with the reverse acquisition, the RCA maturity date was amended and extended to September 30, 2013. We may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to us, which is referred to as the “borrowing base.”

As of June 30, 2011 and December 31, 2010, the borrowing base under the RCA amounted to $14.5 million and $16.3 million, respectively, we had borrowed $12.9 million and $12.8 million, respectively, and the unused line of credit totaled $12.1 and $12.2 million, respectively, of which $1.6 million and $3.5 million, respectively, was available for additional borrowings, respectively.

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

Other Terms. We and our subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on our capital stock, entering into transactions with affiliates and making capital expenditures. The RCA contains customary events of default, including a change in our control.

Revolving Credit Agreement Covenants

The following summarizes the Revolving Credit Agreement’s covenants and compliance status as defined in the RCA at June 30, 2011 and December 31, 2010:

•

Minimum Cash Balance—Defined as maintaining at least $3.0 million in controlled non-restricted cash and cash equivalent accounts, (as defined between the lender and borrower) located in either the U.S. or Canada through December 31, 2011.

•

Minimum EBITDA—Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $28.5 million for the four quarters ending September 30, 2011, which is the first test period for this covenant; $30.0 million for the four quarters ending December 31, 2011, March 31, 2012 and June 30 2012; $32.5 million for the four quarters ending September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013; and $35.0 million for the four quarters ending September 30, 2013.

At June 30, 2011, we were in default under the RCA. Specifically, we had breached the Minimum Liquidity covenant under the Term Loan Agreement (as described above) as of June 30, 2011 which constitutes a breach under the terms of the Revolving Credit Agreement. The original maturity date of the loan was September 30, 2013. On July 26, 2011, the we executed a Limited Waiver and Sixteenth Amendment to Credit Agreement with the Revolving Credit Lender, whereby the Lenders agreed not to accelerate the Maturity Date of any loans during the Limited Waiver Period (which was defined as the earliest of (i) January 15, 2012; (ii) the occurrence of any additional Event of Default or (iii) the occurrence of any Termination Event (as defined in the Term Loan Agreement)). During the six months ended June 30, 2011, we amortized an additional $0.4 million of deferred debt issuance costs related to the breach of the Minimum Liquidity covenant.

Operating Activities

Net cash used in operating activities of $7.5 million in the six months ended June 30, 2011 was primarily attributable to our net loss of $32.5 million, partially offset by adjustments for non-cash items aggregating to $13.1 million for items such as depreciation, amortization, stock-based compensation, PIK interest expense on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges before net changes in operating assets and liabilities. Our operating assets decreased by $20.7 million and our liabilities decreased by $8.8 million. The decrease in operating assets relates to accounts receivable of $12.8 million, prepaid expenses of $4.7 million and inventories of $3.2 million. The decrease in our operating liabilities is primarily attributable to a decrease of $2.3 million in deferred revenue, and a decrease of $7.5 million in accounts payable and accrued liabilities, offset by an increase in income taxes payable of $0.6 million.

Net cash provided by operating activities of $0.4 million in the six months ended June 30, 2010 was primarily attributable to our net loss of $10.9 million, offset by adjustments for non-cash items aggregating to $13.3 million for items such as depreciation, amortization, interest expense payable-in-kind on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges before net changes in operating assets and liabilities. Our operating assets increased by $2.0 million and our operating liabilities decreased by $16 thousand in the six months ended June 30, 2010. The increase in our operating assets was driven by an increase in accounts receivable balances. The decrease in our operating liabilities is primarily attributable to a decrease in accounts payable and accrued liabilities offset by an increase in interest payable on long-term debt and deferred revenue.

Investing Activities

Net cash used by investing activities of $2.6 million in the six months ended June 30, 2011 consisted primarily of an increase of $1.0 million for restricted cash and $1.4 million in purchases of property and equipment.

Net cash used in investing activities of $1.7 million in the six months ended June 30, 2010 consisted primarily of $1.4 million in purchases of property and equipment and $0.3 million in purchases of other assets.

Financing Activities

Net cash provided by financing activities of $0.2 million in the six months ended June 30, 2011 included $0.1 million in proceeds from our RCA facility to support our operations and $0.1 million in proceeds from the exercise of stock options.

Net cash provided by financing activities of $0.3 million in the six months ended June 30, 2010 was due to the net proceeds from our borrowings under RCA facility.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

See Note 3(d) of the Unaudited Condensed Consolidated Financial Statements for a full description of the recent accounting pronouncement related to revenue recognition, including the date of adoption and effect on results of operations and financial condition. See also Note 3(h) for a description of other new accounting pronouncements.

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

If the exchange rates between the U.S. dollar and the Great Britain Pound, Canadian dollar, Brazilian Reals and the Euros had increased or decreased by 10% in the six months ended June 30, 2011, the foreign exchange (gain) or loss would have increased or decreased by less than $1.9 million. Due to the impact of actual changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded foreign exchange losses of $0.3 million in the six months June 30, 2011.

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

As of June 30, 2011, accounts receivable aggregating approximately $9.8 million were insured for credit risk, as compared to $11.9 million as of December 31, 2010, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, we are required to pay a premium equal to 0.20 % of consolidated revenues.

Interest Rate Risk

We had cash and cash equivalents totaling $14.7 million and $24.6 million at June 30, 2011 and December 31, 2010, respectively. Our current monetary assets are not exposed to significant interest rate risk due to their relatively short-term nature. Excess cash is invested with financial institutions and generally bears interest at fixed rates. Changes in interest rates on cash balances held with those financial institutions would not have a significant effect on our consolidated statement of operations.

We had debt aggregating $94.2 million under our Term Loan Agreement and Shareholder Loans, and bank indebtedness of $12.9 million and $12.8 million as of June 30, 2011 and December 31, 2010, respectively. The bank indebtedness and the Term Loan Agreement bears interest at floating rates, generally tied to LIBOR. Accordingly, we are exposed to interest rate risk to the extent that our debt is at a variable rate of interest. We did not have any open derivative contracts relating to floating rate debt as of either June 30, 2011 or December 31, 2010. An increase or decrease in the interest rate by 10% would have increased or decreased interest expense by $0.7 million in the six months ended June 30, 2011 and 2010.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that, because we have identified a material weakness with respect to our internal controls over financial reporting as detailed below, our disclosure controls and procedures were not effective as of December 31, 2010 or June 30, 2011, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

•

As a result of our business combination with Dialogic Corporation effective October 1, 2010, our global finance staff increased to more than 50 employees including employees with significant technical accounting and financial reporting backgrounds, significant tax, treasury and financial planning and analysis skills. We further strengthened the finance team with the addition of a new revenue recognition manager during the quarter ended March 31, 2011, and a Financial Reporting Director with technical SEC experience during the quarter ended June 30, 2011. We plan to continue to evaluate our personnel needs and hire experienced and qualified employees as appropriate.

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

Currently, we derive a significant portion of our product revenue from TDM media processing boards. These products connect to and interact with an enterprise or service provider-based circuit switched network and support some or all of a suite of media processing features, including echo cancellation, dual tone multi-frequency detection, voice play and record, conferencing, fax, modem, speech integration, and monitoring. This business has been declining as networks increasingly deploy packet-based technology. This technology migration resulted in a decrease in sales of our TDM products over the last several years. If we are unable to develop substantial revenue from our newer packet-based product lines, our business and results of operations will suffer. Although we have developed a migration path to broadband based IP products, the TDM products remain a sizable portion of our revenue. If our migration path to broadband based IP products is unsuccessful, we may not be able to mitigate the revenue loss due to the decrease in sales of its TDM products.

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

* Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt facilities limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.

As of June 30, 2011, we had $107.1 million in total debt outstanding. Our level of indebtedness could have significant consequences to us and our investors, such as:

•	requiring substantial amounts of cash to be used for debt servicing, rather than other purposes, including operations;

•	limiting our ability to plan for, or react to, changes in our business and industry;

•	limiting our ability to obtain additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•

requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements;

•	influencing investor and customer perceptions about our financial stability and limiting our ability to obtain financing or acquire customers; and

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. During the first half of 2011, we failed to comply with one of these covenants. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. We do not anticipate having sufficient cash and cash equivalents to repay the debt should the related party lenders accelerate the maturity date and we would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all.

*We have a substantial amount of indebtedness, and we may be required to renegotiate the terms of that debt or raise additional capital to meet our debt payment obligations. We may be unable to renegotiate the terms of our debt or obtain additional capital on favorable terms, or at all.

We cannot assure you that our business will generate sufficient cash flow or that we will otherwise be able to obtain funding sufficient to repay our substantial indebtedness. As a result, although we have obtained written confirmation from our primary lenders that they will not accelerate the principal amounts outstanding under the Term Loan for any reason prior to January 15, 2012 and a limited waiver under the RCA, we may still need to renegotiate our debt facilities or raise additional capital by refinancing our debt or raising equity capital in order for us to meet the debt repayment requirements. Our ability to renegotiate the terms of our debt or raise additional capital will depend on the condition of the capital and credit markets and our financial condition at such time. Accordingly, we may not be able to renegotiate our debt obligations on favorable terms, or at all. Additional capital may not be available to us, or may only be available on terms that adversely affect our existing stockholders, or that restrict our operations. For example, if we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock.

If we are unable to renegotiate or refinance our indebtedness when required, we could face substantial liquidity issues and might be required to sell some of our assets to meet our debt payment obligations. If we were forced to sell assets, there can be no assurance regarding the terms and conditions we could obtain for any such sale, and if we were required to sell assets that are important to our current or future business, our current and future results of operations could be materially and adversely affected.

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

•

increases in outstanding shares of our common stock upon exercise or conversion of derivative securities such as stock options and RSUs and the subsequent sale of such stock relating to the payment of taxes;

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

For the six months ended June 30, 2011 and the year ended December 31, 2010, we used cash of $7.5 million and $5.9 million, respectively, to fund our operating activities. Immediately prior to completion of our business combination with Dialogic Corporation and as part of the integration of the operations of Dialogic Corporation, we undertook restructuring initiatives involving the elimination of approximately 59 positions through reductions in force affecting all departments. We and Dialogic Corporation both also undertook efforts to reduce headcount and streamline operations in 2008 and 2009. We continued to focus significant efforts on reducing costs during 2010 and in the first half of 2011. We may not be able to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

*We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the six months ended June 30, 2011 and for the fiscal years ended December 31, 2010 and 2009, we recorded net losses of approximately $32.5 million, $46.7 million and $37.6 million, respectively. While we have been able to generate sufficient cash to fund our operations in the past, we may not generate sufficient cash flows to fund our operating commitments in the future.

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

•

Personnel: In 2009 Dialogic Corporation added a new Worldwide Controller with significant public company experience. As a result of our business combination with Dialogic Corporation, our global finance staff increased to more than 50 employees including employees with significant technical accounting and financial reporting backgrounds, significant tax, treasury and Financial planning and analysis skills. We further strengthened the finance team with the addition of a new revenue recognition manager during the quarter ended March 31, 2011, and a Financial Reporting Director with technical SEC experience during the quarter ended June 30, 2011. We plan to continue to evaluate our personnel needs and hire experienced and qualified employees as appropriate.

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

•	To compete effectively, we must deliver innovative products that:

•	provide extremely high reliability, compression rates, and voice quality;

•	scale and deploy easily and efficiently;

•	interoperate with existing network designs and other vendors’ equipment;

•	support existing and emerging industry, national, and international standards;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services;

•	provide a cost-effective and space efficient solution for service providers; and

•	offer a broad array of services.

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

Our executive officers, directors (or former directors), and certain of our affiliates beneficially owned or controlled approximately 52% of our outstanding common stock as of June 30, 2011. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Many factors out of our control could interfere with our ability to market, license, implement or support our products with any of our partners, which in turn could harm our business. These factors include, but are not limited to, a change in the business strategy of one of our partners, the introduction of competitive product offerings by other companies that are sold through one of our partners, potential contract defaults by one of our partners, or changes in ownership or management of one of our distribution partners. Some of our competitors may have stronger relationships with our distribution partners than we do, and we have limited control, if any, as to whether those partners implement our products rather than our competitors’ products or whether they devote resources to market and support our competitors’ products rather than our offerings. In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our partners and recognize a significant portion on a sell-in basis, particularly when selling in to established VARs, independent software vendors, technology equipment manufacturers and other partners with whom we have a significant history. If those partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted and our operating results may be harmed.

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

For the six months ended June 30, 2011 and for the fiscal years ended December 31, 2010 and 2009, revenues from outside of the Americas were approximately $53.5 million, $90.7 million and $84.7 million, respectively, or 53%, 51% and 48% of our total revenues, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Production and marketing of products in certain states and countries may subject us to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life and make us responsible for disposing or recycling products in an environmentally safe manner. Additionally, certain states and countries may pass regulations requiring our products to meet certain requirements to use environmentally friendly components, such as the European Union Directive 2002/96/EC Waste Electrical and Electronic Equipment, or WEEE, to mandate funding, collection, treatment, recycling, and recovery of WEEE by producers of electrical or electronic equipment into Europe and similar rules and regulations in other countries. China is in the final approval stage of compliance programs which will harmonize with the European Union WEEE and Recycling of Hazardous Substances directives. In the future, Japan and other countries are expected to adopt environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which would have a material adverse effect on our results of operations.

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

Current accounting standards require that goodwill be evaluated for impairment at least annually and that long-lived assets such as intangible assets be evaluated periodically if there are any triggering events. We have $40.1 million of intangible assets, net and $31.2 million of goodwill as of June 30, 2011, that have originated from our acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008 and the reverse acquisition of Dialogic Corporation in 2010. While we have not had any impairment losses for our intangible assets and goodwill, any future impairment of our intangible assets or goodwill would have a negative impact on our operating results.

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

Our VoIP gateways are used to connect software-based IP private branch exchanges, or PBXs, such as Microsoft Office Communications Server and IBM Sametime, which are currently in the process of being deployed, to existing legacy systems. Any delay in the deployment of the IP PBX could impact our revenues from products related to our VoIP gateways.

The conversion to certain new technology may result in some customers utilizing other products or developing their own technology.

We are in the process of converting certain of our media enabling components from a board based product to our host media processing, or HMP, software product that can be deployed on the host central processing unit of the server. The cost of entry for an HMP based software product is significantly lower than that of a board based product. As a result, there is a risk that our board based customers may utilize alternative producers of media enabling components or develop their own software product. The loss of customers during this conversion would negatively impact our revenue and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom—NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom—NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	05/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-138121	3.2	10/20/2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/20/2006

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/20/2010

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/06/2010

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	03/30/2007

4.3	Registration Rights Agreement.	8-K	001-33391	4.1	10/20/2006

10.1	Consent and Fourteenth Amendment to Credit Agreement entered into as of December 15, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.2	Consent and Fifteenth Amendment to Credit Agreement entered into as of February 8, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.3	Consent and Sixteenth Amendment to Credit Agreement entered into as of July 26, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.4	Form of Indemnification Agreement					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.	X

101.IN	XBRL Instance Document	X

101.SCH#	XBRL Taxonomy Extension Schema Document	X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	X

†

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: August 15, 2011	By:	/s/ Jean Gagnon

Name: Jean Gagnon
Title: Principal Financial and Accounting Officer

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom—NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom—NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	05/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-138121	3.2	10/20/2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/20/2006

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/20/2010

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/06/2010

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	03/30/2007

4.3	Registration Rights Agreement.	8-K	001-33391	4.1	10/20/2006

10.1	Consent and Fourteenth Amendment to Credit Agreement entered into as of December 15, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.2	Consent and Fifteenth Amendment to Credit Agreement entered into as of February 8, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.3	Consent and Sixteenth Amendment to Credit Agreement entered into as of July 26, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.4	Form of Indemnification Agreement					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.	X

101.IN	XBRL Instance Document	X

101.SCH#	XBRL Taxonomy Extension Schema Document	X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document	X

†

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom—NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom—NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	05/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-138121	3.2	10/20/2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/20/2006

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/20/2010

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/06/2010

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	03/30/2007

4.3	Registration Rights Agreement.	8-K	001-33391	4.1	10/20/2006

10.1	Consent and Fourteenth Amendment to Credit Agreement entered into as of December 15, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.2	Consent and Fifteenth Amendment to Credit Agreement entered into as of February 8, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.3	Consent and Sixteenth Amendment to Credit Agreement entered into as of July 26, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto					X

10.4	Form of Indemnification Agreement					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.IN	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

†

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

#

Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.