Form 10-Q
period 2011-09-30
Dialogic Inc.
filed 2011-11-14
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 31,392,490 shares of the registrant’s common stock were outstanding.

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

DIALOGIC INC.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,982	$24,559
Restricted cash	1,602	650
Accounts receivable, net	45,522	57,931
Inventories	21,081	27,102
Prepaid expenses	3,671	5,703
Other current assets	4,503	7,695

Total current assets	85,361	123,640
Property and equipment, net	8,705	10,262
Intangible assets, net	36,658	46,904
Goodwill	31,223	31,614
Deferred debt issuance costs, net	1,123	3,307
Other assets	1,497	1,393

Total assets	$164,567	$217,120

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Bank indebtedness	$11,617	$12,783
Accounts payable	17,442	23,552
Accrued liabilities	22,251	23,765
Deferred revenue	13,939	17,209
Income taxes payable	1,848	2,010
Short-term debt, related parties	89,875	—
Interest payable, related parties	3,258	2,953

Total current liabilities	160,230	82,272
Long-term liabilities:
Long-term debt, related parties	4,566	93,811
Accrued restructuring	2,667	—
Income taxes payable	2,286	2,416
Deferred revenue	1,928	2,423

Total liabilities	171,677	180,922

Commitments and contingencies
Stockholders’ (deficit)equity:
Common shares and additional paid-in capital	221,263	218,783
Accumulated other comprehensive loss	(22,213)	(22,071)
Accumulated deficit	(206,160)	(160,514)

Total stockholders’ (deficit) equity	(7,110)	36,198

Total liabilities and stockholders’ (deficit) equity	$164,567	$217,120

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Products	$36,604	$37,243	$118,428	$115,051
Services	10,817	2,517	29,644	8,270

Total revenue	47,421	39,760	148,072	123,321

Cost of revenue:
Products	13,700	15,092	45,237	40,699
Services	5,358	2,121	16,215	6,666

Total cost of revenue	19,058	17,213	61,452	47,365

Gross profit	28,363	22,547	86,620	75,956

Operating expenses:
Research and development, net	13,540	10,273	42,262	30,741
Sales and marketing	12,664	11,176	41,829	33,453
General and administrative	9,391	8,147	27,552	19,811
Acquisition costs	—	1,213	—	2,128
Restructuring charges	1,674	549	6,421	549

Total operating expenses	37,269	31,358	118,064	86,682

Loss from operations	(8,906)	(8,811)	(31,444)	(10,726)
Interest and other income (expense), net	(3)	13	(3)	538
Interest expense	(4,695)	(5,346)	(13,227)	(14,366)
Foreign exchange loss, net	(51)	(99)	(384)	(98)

Loss before income taxes	(13,655)	(14,243)	(45,058)	(24,652)
Income tax (benefit) provision	(557)	258	588	709

Net loss	(13,098)	(14,501)	(45,646)	(25,361)
Change in redemption value of preferred shares	—	3,047	—	3,047

Net loss attributable to common shareholders	$(13,098)	$(17,548)	$(45,646)	$(28,408)

Net loss per share—basic and diluted	$(0.42)	$(2.29)	$(1.46)	$(3.71)

Weighted average shares outstanding used in computing net loss per share, basic and diluted	31,344	7,652	31,283	7,652

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(45,646)	$(25,361)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,062	15,313
Stock-based compensation	2,328	1,654
Amortization of debt issuance costs	2,208	3,119
Payment-in-kind interest expense on long-term debt	630	5,404
Bad debt expense, net	96	442
Other non-cash charges	230	661
Net changes in operating assets and liabilities:
Accounts receivable	11,829	3,135
Inventories	5,905	(738)
Prepaid expenses and other current assets	5,116	323
Accounts payable and accrued liabilities	(4,971)	(5,222)
Deferred revenue	(2,952)	1,247
Income taxes payable	(209)	78
Interest payable, related parties	305	2,608

Net cash (used in) provided by operating activities	(11,069)	2,663

Cash flows from investing activities:
Restricted cash	(952)	—
Purchases of property and equipment	(2,315)	(1,842)
Purchases of intangible assets	(129)	(114)
Other assets	(103)	(171)

Net cash used in investing activities	(3,499)	(2,127)

Cash flows from financing activities:
Proceeds from the exercise of stock options	157	—
Debt issuance fees	—	(3,562)
Proceeds from (repayments of) bank indebtedness, net	(1,190)	641

Net cash used in financing activities	(1,033)	(2,921)

Effect of exchange rate changes on cash and cash equivalents	24	—

Net decrease in cash and cash equivalents	(15,577)	(2,385)
Cash and cash equivalents at beginning of period	24,559	3,973

Cash and cash equivalents at end of period	$8,982	$1,588

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$10,024	$6,643

Income taxes	$1,287	$553

Non-cash transactions:
Fair value adjustments to goodwill	$392	$—

Change in redemption value of preferred shares	$—	$3,047

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

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were assessed at fair value and the assets and liabilities of Dialogic Corporation were carried over at the historical cost. For the three and nine months ended September 30, 2010, the unaudited condensed consolidated statements of operations and statements of cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the statements of operations and statements of cash flows include the results of the former Veraz Networks, Inc. since the date of acquisition of October 1, 2010.

All common stock share and per share data presented in the accompanying unaudited condensed consolidated financial statements reflect the legal capital of the former Veraz Networks, Inc. and the common stock share and per share amounts reflect the shares outstanding of the former Dialogic Corporation retroactively adjusted for the exchange ratios in the Acquisition Agreement to reflect the number of shares received in the business combination.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Dialogic’s Annual Report on Form 10-K for the year ended December 31, 2010.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in Dialogic’s Annual Report on Form 10-K for the year ended December 31, 2010, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of Dialogic’s financial position as of September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. Certain reclassifications have been made to prior periods to conform with the current period presentation.

Note 3 – Summary of Significant Accounting Policies

The significant accounting policies of the Company are as follows:

(a) Risks and Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2011, the Company incurred a net loss of $45.6 million and used cash in operating activities of $11.1 million. As of September 30, 2011, the Company’s cash and cash equivalent balance was $9.0 million, of which approximately $7.6 million was held by our subsidiaries outside of the U.S. and could be subject to tax implications if repatriated to the U.S. Its current bank indebtedness was $11.6 million and its debt with related parties, including accrued interest, was $97.7 million. As discussed in Note 9, the related party term loan lenders have waived their right to accelerate the maturity date of the long-term debt under any circumstances prior to January 15, 2012, including in the event the Company does not maintain compliance with its debt covenants. As of September 30, 2011, the Company was not in compliance with any of the covenants under its term loan. As a result, the lenders will have the right to accelerate the maturity date of the long-term debt on January 15, 2012. Accordingly, the term loan debt has been classified as a current liability in the accompanying unaudited condensed consolidated financial statements. The Company does not anticipate having sufficient cash and cash equivalents to repay the debt should the related party term loan lenders accelerate the maturity date and would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. This could harm the Company by:

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

In order for the Company to meet its debt repayment requirements, the Company will need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. The Company’s financial assets that are exposed to credit risk consist primarily of cash and accounts receivable. Cash is placed with major financial institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the Company’s credit evaluation process, credit insurance on certain receivables and the dispersion of the Company’s customers among different geographical locations around the world. The carrying amount of these financial assets, as presented in the consolidated balance sheet, represents the Company’s credit exposure at the reporting date.

As of September 30, 2011 and December 31, 2010, accounts receivable aggregating approximately $10.7 million and $11.9 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.20% of consolidated revenues.

No customer accounted for more than 10% of revenues in the three and nine months ended September 30, 2011. One customer accounted for 12% of revenues in the three and nine months ended September 30, 2010. One customer accounted for 12% and 11% of accounts receivable at September 30, 2011 and December 31, 2010, respectively.

(d) Revenue Recognition

Revenue Recognition Criteria

Revenue derived from the sale of products and services is recognized when all of the following criteria are met:

(i)	Persuasive evidence of an arrangement exists — The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with the Company.

(ii)	Delivery has occurred — Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, some arrangements require evidence of customer acceptance of the hardware and software products that have been sold. In such cases, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer or the Company has completed its contractual requirements. Revenue from sales of standalone services, including training courses, is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand a customers’ networks, the revenue recognition on these arrangements after the initial arrangement has been accepted, typically occurs at the point of shipment, since the Company has historically experienced successful implementations of these expansions and customer acceptance, although contractually required, does not represent a significant risk.

(iii)	The fee is fixed or determinable — The Company sells its products through its direct sales force and channel partners. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions or returns cannot be estimated, the related fee is considered to be not fixed or determinable and revenue is deferred until such price reduction or return rights cease.

Arrangement fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees may not be considered to be fixed or determinable. For multiple element arrangements with payment terms that are not considered to be fixed or determinable, revenue is recognized as payments become due, based on relative selling price, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. For arrangements with contingent revenue provisions (a portion of the relative selling price of a delivered item is contingent upon the delivery of additional items or meeting other specified performance conditions),

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

revenue recognized on delivered items is limited to the non-contingent amount. The Company defers the cost of inventory when products have been shipped, but have not yet been recognized as revenue, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due or non-contingent amounts, all related inventory costs are expensed in full in the same period that the revenue is initially recognized, but no later than acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

(iv)	Collectability is probable — Collectability is assessed on a customer-by-customer basis. The Company evaluates the financial position, payment history, and ability to pay of new customers, and of existing customers that substantially expand their commitments. If it is determined prior to revenue recognition that collectability is not probable, recognition of the revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied. In arrangements for which revenue recognition is limited to amounts of cash received because of collectability concerns, all related inventory costs are expensed at the date of acceptance or delivery if no acceptance is required; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

Revenue Reserves and Adjustments

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

The Company has agreements with certain distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases in exchange for orders of an equal or greater amount. The Company recognizes an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenues in the consolidated statements of operations.

The Company also has agreements with certain distributors that allow for price adjustments. The Company recognizes an allowance for these price adjustments based on historical experience. The price adjustments are recorded as a reduction in revenue in the period during which the related revenue is recognized and are included in the accompanying consolidated statements of operations.

Revenues are primarily recognized net of sales taxes. Revenues include amounts billed to customers for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the nine months ended September 30, 2011 and 2010. Shipping and handling costs are included in cost of revenues.

Multiple Element Arrangements

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer and there are no refunds or return rights for the delivered elements. If the arrangement includes a general refund or return right relative to the delivered item and the delivery and performance of the undelivered items are considered probable and substantially in the Company’s control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of the Company’s products and services qualify as separate units of accounting because they are sold separately or the customer could resell them on a standalone basis and, accordingly, revenue is recognized when the applicable revenue recognition criteria are met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE, when available. The Company generally uses VSOE to derive the selling price for its maintenance and professional services deliverables. VSOE for maintenance is based on contractual stated renewal rates while professional services are based on historical pricing for standalone professional service transactions. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally the Company’s product offerings differ from those of its competitors and comparable pricing of its competitors is often not available. Therefore, the Company is typically not able to determine TPE. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using average historical discounted selling prices based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region. The Company uses ESP to derive the relative selling price for its product deliverables.

The impact of applying the relative selling price method in the allocation of revenue, compared to previous revenue recognition methodologies, decreased revenues for the three and nine months ended September 30, 2011 by approximately $1.7 million and nil, respectively. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. However, as the Company’s marketing and product strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

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

(e) Deferred Revenue

Deferred revenue represents fixed or determinable amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Advances paid by customers prior to the delivery of product and services are classified as deferred revenue. Revenue from maintenance contracts is presented as deferred revenue and is recognized into revenue on a straight-line basis over the term of the contract. The current portion of deferred revenues represents deferred revenue that is expected to be recognized as revenue within 12 months from the balance sheet date. The long-term portion of deferred revenues represents deferred revenue that is expected to be recognized as revenue beyond 12 months from the balance sheet date, which are primarily maintenance support contracts.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(f) Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be more likely than not realized. As a result of recent cumulative losses and uncertainty regarding future taxable income, the Company determined based on all available evidence, that there was substantial uncertainty as to the realizability of recorded net deferred tax assets in future periods and, accordingly, has a full valuation allowance on all deferred tax assets.

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

(g) Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes gains and losses that are recorded as an element of stockholders’ (deficit) equity but are excluded from net income (loss). The Company’s comprehensive losses for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(13,098)	$(14,501)	$(45,646)	$(25,361)
Foreign currency translation adjustments	(267)	—	(142)	—

Total comprehensive loss	$(13,365)	$(14,501)	$(45,788)	$(25,361)

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

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. GAAP for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were remeasured at fair value and the assets and liabilities of Dialogic Corporation were carried over at their historical cost. For the three and nine months ended September 30, 2010, the accompanying unaudited condensed consolidated statements of operations and cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the accompanying unaudited condensed consolidated statements of operations and statements of cash flows of the former Veraz Networks, Inc. are included from the date of acquisition of October 1, 2010.

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

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenues	$53,113	$167,448

Net loss	$(14,228)	$(35,308)

Basic and diluted loss per share	$(0.46)	$(1.14)

Weighted average shares	31,035	31,035

Note 5 – Goodwill and Intangible Assets

Goodwill at September 30, 2011 and December 31, 2010 was $31.2 million and $31.6 million, respectively. During the quarter ended March 31, 2011, the Company decreased goodwill by $0.4 million as a result of fair value adjustments to certain liabilities assumed in the business combination with Dialogic Corporation. The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist.

The following is a summary of intangible assets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	58,239	(40,610)	17,629
Customer relationships	38,312	(29,741)	8,571
Software licenses	3,489	(3,389)	100
Other	1,227	(869)	358

Total intangibles	$111,267	$(74,609)	$36,658

	December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	58,239	(34,817)	23,422
Customer relationships	38,312	(25,981)	12,331
Software licenses	3,477	(2,998)	479
Other	1,254	(582)	672

Total intangibles	$111,282	$(64,378)	$46,904

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	Technology	Customer Relationships	Software Licenses	Other
Weighted average remaining amortization period (in years)	5.4	7.8	1.8	2.2

Note 6 – Fair Value Measurement

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

The Company measures its available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets are level 1 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value at Reporting Date Using
	September 30, 2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$64	$64	$—	$—

	Fair Value at Reporting Date Using
	December 31, 2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Money market funds	$6,912	$6,912	$—	$—

The carrying amounts of cash, cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities and interest payable approximate fair value because of their generally short maturities. For cash equivalents the fair values are based on quoted market prices. The fair value of the stockholder loans approximates the carrying value, due to the fact that the fixed interest rate on the stockholder loans is comparable to current interest rates on unsecured debt. The fair value of the short-term debt and revolving credit facility approximates the carrying amount since interest is based on market based variable rates and because of their short-term maturities. The fair value of the Company’s debt is estimated by discounting in the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Balance Sheet Components

The following tables provide details of selected balance sheet items as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Inventories:
Raw material and components	$9,751	$10,079
Work in process	6,952	10,913
Finished products	4,378	6,110

Total inventories	$21,081	$27,102

Property and equipment, net:
Computer equipment and software	$41,177	$40,126
Furniture and fixtures	3,764	3,720
Machinery and equipment	12,666	12,169
Leasehold improvements	4,673	4,565

	62,280	60,580
Accumulated depreciation	(53,575)	(50,318)

Total property and equipment, net	$8,705	$10,262

	September 30, 2011	December 31, 2010
Accrued liabilities:
Accrued compensation and benefits	$8,939	$11,687
Accrued restructuring expenses	2,527	1,690
Accrued royalty expenses	1,556	1,447
Accrued external sales agent commissions	1,222	1,378
Deferred rent	1,432	1,639
Other accrued expenses	6,575	5,924

Total accrued liabilities	$22,251	$23,765

Note 8 – Bank Indebtedness

In connection with the reverse acquisition completed on October 1, 2010, the Company entered into a Consent and Thirteenth Amendment dated October 1, 2010 (“Thirteenth Amendment”), relating to the credit agreement dated as of March 5, 2008, as amended (“RCA”), with Wells Fargo Foothill Canada ULC, as administrative agent and as a lender (“Revolving Credit Lender”).

Revolving Credit Agreement

Revolving Credit Amount and Maturity. The Company has a working capital facility, the RCA, with the Revolving Credit Lender. In connection with the reverse acquisition, the RCA maturity date was amended and extended to September 30, 2013. The Company may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to the Company, which is referred to as the “borrowing base.”

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2011 and December 31, 2010, the borrowing base under the RCA amounted to $12.5 million and $16.3 million, the Company had borrowed $11.6 and $12.8 million, and the unused line of credit totaled $13.4 million and $12.2 million, of which $0.9 million and $3.5 million was available for additional borrowings, respectively.

The Company may repay the facility at its own option with 30 days’ notice to the Revolving Credit Lender.

Mandatory Prepayments. The Company is required to prepay revolving credit loans in an amount equal to 100% of the net proceeds from the sale or other disposition of inventory other than in the ordinary course of business, subject to the right to apply the net proceeds to the acquisition of replacement property in lieu of prepayment. In certain instances if the Company terminates and prepays the revolving credit loans, such event may trigger a prepayment premium equal to 0.5% if such event occurs on or after October 1, 2011 and prior to October 1, 2012.

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

Guarantors. The revolving credit loans are guaranteed by Dialogic as well as Dialogic Corporation, Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Veraz Networks LTDA, all wholly owned subsidiaries of the Company (collectively, the “Revolving Credit Guarantors”).

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

Revolving Credit Agreement Covenants

The following summarizes the RCA’s financial covenants and compliance status as defined in the RCA at September 30, 2011 and December 31, 2010:

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

At September 30, 2011, the Company was in default under the RCA. Specifically, the Company had breached all of the covenants under the Term Loan Agreement (as described in Note 9) as of September 30, 2011 which constitutes a breach under the terms of the RCA, and the Minimum EBITDA covenant under the RCA. The original maturity date of the loan was September 30, 2013. On July 26, 2011, the Company executed a Limited Waiver and Sixteenth Amendment to Credit Agreement with the Revolving Credit Lender, whereby the Revolvong Credit Lender agreed not to accelerate the maturity date of any loans outstanding under the RCA during the Limited Waiver Period (which was defined as the earliest of (i) January 15, 2012; (ii) the occurrence of any additional Event of Default (including the violation of the financial covenants described above prior to January 15, 2012) or (iii) the occurrence of any Termination Event (as defined in the Term Loan Agreement). However, as of September 30, 2011, additional Events of Default had occurred and, accordingly, the Revolving Credit Lender currently has the right to accelerate the maturity date of the principal and the accrued interest under the RCA to be immediately due and payable and exercise all its remedies, including realizing against the collateral the Company has pledged to secure the loans outstanding under the RCA. During the nine months ended September 30, 2011, the Company amortized an additional $0.4 million of deferred debt issuance costs related to the accelerated amortization as a result of the breach of the covenants under the Term Loan Agreement.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

On November 14, 2011, the Company executed a Forbearance Agreement with the Revolving Credit Lender whereby the Revolving Credit Lender agreed to forbear from exercising its right to accelerate the maturity date and its right to realize on its collateral before the earliest of (i) January 6, 2012; (ii) the occurrence of any additional Event of Default, which for this purpose includes the exercise by any third party of any rights or remedies against the Company or any of the Revolving Credit Guarantors; or (iii) the occurrence of any Termination Event.

Note 9 –Debt and Related Party Transactions

In connection with the reverse acquisition on October 1, 2010, the Company entered into a second amended and restated credit agreement dated as of October 1, 2010, as amended (“Term Loan Agreement”), with Obsidian, LLC (“Obsidian”), as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennebaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”). Tennebaum Capital Partners, LLC (“Tennebaum”), a private equity firm, manages the funds of the Term Lenders. Tennebaum also owns approximately 6.5% of the Company’s common stock as of September 30, 2011 and has held such interests in Dialogic Corporation since 2006. During the nine months ended September 30, 2011 and the year ended December 31, 2010, a Managing Partner for Tennebaum also served as a member of the Company’s Board of Directors. The Company incurred costs of $2.6 million paid in October 2010 to the Term Lenders in connection with the Term Loan Agreement, which was capitalized as debt issuance costs as of October 1, 2010.

As of September 30, 2011 and December 31, 2010, the Company had debt outstanding under the Term Loan Agreement (“Term Loan”) in the amount of $89.9 million and interest payable of $3.3 and $3.0 million, respectively. For the three and nine months ended September 30, 2011, the Company recorded interest expense of $4.2 million and $11.4 million, respectively, related to the Term Loan. The Company recorded $0.7 million and $1.7 million, respectively, including $0.5 million and $1.0 million in accelerated amortization of debt issuance costs related to the Term Loan, for the three and nine months ended September 30, 2011 and $1.4 million and $3.0 million, respectively, for the three and nine months ended September 30, 2010, of amortization charges for deferred debt issuance costs. For the nine months ended September 30, 2011 and 2010, the Company paid cash of $9.5 million and $6.1 million, respectively, related to interest expense on the Term Loan.

The following table summarizes the debt at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Term Loan (1)	$89,875	$89,875
Shareholder loans	3,000	3,000
Accrued interest payable - term loans	3,258	2,953
Accrued interest payable - shareholder loans	1,566	936

Total debt, related parties	$97,699	$96,764

(1)	Presented as short-term in the accompanying condensed consolidated financial statements as of September 30, 2011.

Term Loan Agreement

Principal Amount and Maturity. A term loan in the principal amount of $89.9 million was outstanding at each of September 30, 2011 and December 31, 2010 under the Term Loan Agreement with an original maturity date of September 30, 2013.

Voluntary and Mandatory Prepayments. The Term Loan may be prepaid, in whole or in part, from time to time, subject to payment of, if prepaid after the first but prior to the second anniversary of the closing date, a premium of 5% and, if prepaid after the second anniversary of the closing date, a premium of 2%.

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

Interest Rates. The term loans bear interest, payable quarterly in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which is currently 11%, is based on the Company’s consolidated net leverage ratio. Upon the occurrence and continuance of an event of default, the Term Loan will bear interest at a default rate equal to the applicable interest rate plus 2%. The aggregate interest rate was 15% at September 30, 2011 and 13% at December 31, 2010.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Guarantors. The Term Loan is guaranteed by Dialogic as well as Dialogic Corporation, Dialogic Networks (Israel) Ltd., and Veraz Networks LTDA, all wholly owned subsidiaries of the Company (collectively, the “Term Loan Guarantors”), with the exception of certain subsidiaries organized under the laws of countries other than the United States or Canada and certain immaterial U.S. subsidiaries that the Company has covenanted to wind-down and dissolve.

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

Term Loan Agreement Covenants

The following summarizes the financial covenants as defined in the Term Loan Agreement at September 30, 2011 and December 31, 2010:

•

Minimum Liquidity — Defined as liquidity consisting principally of cash and cash equivalents as adjusted, of at least $30.0 million as of September 30, 2011, December 31, 2011, March 31, 2012 and September 30, 2012; and $35.0 million as of September 30, 2012 and thereafter.

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

As of September 30, 2011, the Company was not in compliance with any of the covenants under the Term Loan Agreement. In the event that the Company breaches any of the financial covenants under the Term Loan Agreement, the Term Lenders could accelerate the maturity date of the principal and the accrued interest to be immediately due and payable. At September 30, 2011, this amounted to $89.9 million for the Term Loan and $3.3 million in accrued interest payable. In March 2011, the Company obtained a letter from the Term Loan Lenders confirming that they will not under any circumstance accelerate the maturity date of the Term Loan prior to January 15, 2012. Accordingly, the $89.9 million debt has been classified as a current liability in the accompanying September 30, 2011 unaudited condensed consolidated balance sheet.

Stockholder Loans

At each of September 30, 2011 and December 31, 2010, the Company had $3.0 million in long-term debt payable to certain stockholders of the Company, including the Company’s Chief Executive Officer and members of the Company’s Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of Payment-in-Kind (“PIK”) interest and repayable nine

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

months from the original maturity date of the Term Loan Agreement, which would be in March 2014. During the three and nine months ended September 30, 2011, the Company recorded interest expense of $0.2 million and $0.6 million, respectively, related to these stockholder loans. There are no covenants or cross default provisions associated with these stockholder loans. Total accrued interest as of September 30, 2011 and December 31, 2010 was $1.6 million and $0.9 million, respectively.

In the event that the Company consummates an equity financing before the stockholder loans are repaid, the noteholders, at their option, may convert all of the stockholder loan amounts, including accrued PIK interest payable, into equity at the same rate and terms agreed to with other investors. The stockholder loan convertible option will apply solely to the first equity financing event consummated after October 1, 2010.

Note 10 – Restructuring Charges

In a continued effort to consolidate certain operations across all organizations, the Company incurred employee termination costs for severance and benefits aggregating to $1.7 million and $2.9 million during the three and nine months ended September 30, 2011, respectively, resulting from the termination of approximately 36 and 58 individuals during the three and nine month periods ended September 30, 2011. During the second quarter of 2011, the Company vacated its Salem, New Hampshire facility and accrued $0.1 million in non-cancellable lease obligations. In addition, the Company vacated a portion of its New Jersey facilities during the first quarter of 2011 and has accrued $3.5 million for the non-cancellable lease obligations and related costs associated with the vacated space.

Restructuring activity for the nine months ended September 30, 2011 was as follows (in thousands):

	Employee Termination/ Severance and Related Costs	Facilities Costs	Total
Balance at December 31, 2010	$1,690	$—	1,690
Charges to operations	2,875	3,546	6,421
Payments made during the period	(2,519)	(398)	(2,917)

Balance at September 30, 2011	$2,046	$3,148	$5,194

As of September 30, 2011, approximately $2.5 million of accrued restructuring expenses was included as a component of current accrued liabilities and $2.7 million was classified as long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2010, $1.7 million was included in the Company’s current accrued liabilities. The Company expects to pay $0.9 million in employee related costs through December 31, 2011 and the remaining costs of $1.1 million during the fiscal year ending December 31, 2012. The Company expects to pay $0.2 million in facilities costs through December 2011 and the remaining amounts totaling $3.0 million over the lease periods ending in 2015. During the three and nine months ended September 30, 2010, the Company incurred employee termination costs for severance and benefits aggregating to $0.5 million.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 – Stock-Based Compensation

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$89	$—	$245	$—
Research and development	239	—	565	—
Sales and marketing	234	—	775	—
General and administrative	198	1,654	743	1,654

Total stock-based compensation expense	$760	$1,654	$2,328	$1,654

During the quarter ended September 30, 2010, the Company recognized approximately $1.7 million of stock based compensation expense relating to 325,200 liability based awards. The expense resulted from the change in the value of the liability awards, arising primarily during the quarter, from the closing of the reverse acquisition transaction referred to in Note 4.

Stock Award Activity

A summary of the Company’s stock award activity and related information for the nine months ended September 30, 2011 is set forth in the following table (in thousands except for exercise price amounts):

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)	Aggregate Intrinsic Value
	(in 000's)	(in 000's)			(in 000's)
Balance at December 31, 2010	604	2,250	$5.93
Authorized	1,935	—
Restricted stock units granted	(570)	—
Restricted stock units cancelled and forfeited	26	—
Options granted	(750)	750	$3.76
Options exercised	—	(105)	$1.43
Options cancelled and forfeited	303	(303)	$7.81

Balance at September 30, 2011	1,548	2,592	$5.26	6.27	$208

Options vested and expected to vest at September 30, 2011		2,476	$5.33	6.12	$208
Options exercisable at September 30, 2011		1,667	$5.74	4.65	$208

The total intrinsic value of options exercised was $0.3 million and zero during the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the balance of $2.7 million of total unrecognized compensation cost related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.9 years. As of September 30, 2011, the balance of $2.7 million of total unrecognized compensation costs related to non-vested restricted stock units granted to employees and directors is expected to be recognized over a weighted average period of 1.6 years.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

During the three months and nine months ended September 30, 2011 and 2010, the Company granted the following stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options granted (in 000's)	350	—	750	—
Weighted-average grant date fair value per share	$1.98	—	$2.86	—

During the three months ended September 30, 2011 and 2010, the stock-based compensation expense on stock options amounted to $0.3 million and $1.7 million, respectively. During the nine months ended September 30, 2011 and 2010, the stock-based compensation expense on stock options amounted to $1.2 million and $1.7 million, respectively.

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

The risk-free interest rate for the expected term of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of expected volatility is based on the historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. A peer group is used in the determination of volatility because the Company has only one year of historic stock prices. Management makes an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. The Company has not declared dividends to date.

The following weighted average assumptions were used to value options granted during the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected term (in years)	6.00	—	6.00	—
Risk -free interest rate	1.16%	—	1.67%	—
Volatility	95.00%	—	89.00%	—
Dividend yield	—	—	—	—

Restricted Stock Awards

Due to the acquisition on October 1, 2010, the Company assumed the former Veraz Networks, Inc. restricted stock award plan which resulted in 296,000 restricted stock units (“RSUs”) being assumed. During the three and nine months ended September 30, 2011, the Company granted zero and 570,130 RSUs, respectively. For the three months and nine months ended September 30, 2010, Dialogic Corporation did not have a restricted stock award plan.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock activity for the period December 31, 2010 to September 30, 2011 was as follows:

	Number of Shares (in 000's)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	274	$4.97
Granted	570	$5.12
Vested	(113)	$4.17
Forfeited or expired	(26)	$4.74

Nonvested at September 30, 2011	705	$4.82

For the three and nine months ended September 30, 2011, the stock-based compensation expense on restricted stock based awards amounted to $0.4 million and $1.1 million, respectively.

As of September 30, 2011, 704,782 shares of restricted stock awards were outstanding and unvested, with an aggregate intrinsic value of $3.4 million. As of December 31, 2010, 274,000 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $1.4 million. During the three and nine months ended September 30, 2011, the aggregate intrinsic value of vested restricted stock awards was $0.2 million and $0.5 million, respectively.

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

Stock Purchase Plan

On June 29, 2006 the stockholders approved the 2006 Employee Stock Purchase Plan (“2006 ESPP”) and reserved 480,281 shares of common stock for issuance thereunder. In May, 2011, the 2006 ESPP was amended by the Company’s stockholders to increase the shares available for issuance thereunder by 500,000 shares. As of September 30, 2011, no shares have been issued under this plan and 980,281 shares remained available for issuance under the 2006 ESPP.

Subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common shares under the 2006 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. The first purchase period under the 2006 ESPP commenced on June 1, 2011. No employees elected to purchase shares under the ESPP through September 30, 2011.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(13,098)	$(14,501)	$(45,646)	$(25,361)
Change in redemption value of preferred shares	—	(3,047)	—	(3,047)

Net loss attributable to common shareholders	$(13,098)	$(17,548)	$(45,646)	$(28,408)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic and diluted net loss per share	31,344	7,652	31,283	7,652

Net loss per share - basic and diluted	$(0.42)	$(2.29)	$(1.46)	$(3.71)

Pursuant to the terms of the Acquisition Agreement, Dialogic acquired all of the outstanding common and preferred shares of Dialogic Corporation in consideration of the issuance of shares of Dialogic common stock. The Dialogic Corporation shareholders received an aggregate of 22.1 million of Dialogic common stock, of which 14.5 million shares were received by the Class A, B and C preferred shareholders. The holders of Class A, B and C preferred shares had the right to demand redemption of their shares from Dialogic Corporation at specified dates. The redemption price was determined to be the higher of the original subscription price or fair value as determined by the Board of Directors. According to the Acquisition Agreement, on October 1, 2010 Dialogic’s Class A, B and C preferred shares were redeemed and converted into common shares of 7.2 million, 4.2 million and 3.1 million, respectively, at the applicable conversion factors in the Acquisition Agreement. The authoritative accounting guidance for redeemable stock requires the Company to record the shares at full redemption value at each balance sheet date as redemption of those securities is not solely within the control of the Company. In the absence of retained earnings or additional paid-in capital, increases to the redemption value of the securities are charged to paid-in capital (common stock). During the three and nine months ended September 30, 2010, the Company recorded increases in the redemption values of the redeemable equity totaling $3.0 million.

Note 13 – Commitments and Contingencies

(a) Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel have been partially financed through grants from the Office of the Chief Scientist (“OCS”). In return for the OCS’s participation, the Company’s Israeli subsidiary is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest based on LIBOR as of the date of approval. The grants are presented in the accompanying unaudited condensed consolidated statements of operations as an offset to related research and development expenses. During the three and nine months ended September 30, 2011, the Company received $0.4 million and $1.3 million, respectively, in grants. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, net of royalties paid in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues was $0.3 million and zero for the three months ended September 30, 2011 and 2010, respectively, and $0.9 million and zero for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the royalty payable amounted to $0.9 million and $0.8 million, respectively. The maximum amount of the contingent liability related to the grants received net of royalties paid and payable (excluding interest) to the Israeli Government was approximately $17.1 million and $17.3 million as of September 30, 2011 and December 31, 2010, respectively.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

(c) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At September 30, 2011 and December 31, 2010, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.5 million and $1.6 million, respectively. The guarantee term generally varies from three months to 30 years. The guarantees are usually provided for approximately 10% of the contract value.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(a) Revenues by major product group

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Products	$36,604	$37,243	$118,428	$115,051
Services	10,817	2,517	29,644	8,270

Total revenues	$47,421	$39,760	$148,072	$123,321

(b) Revenues were derived from customers located in the following geographic areas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas
United States	$17,072	$20,664	$59,556	$62,898
Other	3,526	217	8,220	451

Total Americas	20,598	20,881	67,776	63,349
Europe, Middle East, Africa	16,651	9,734	51,193	32,675
Asia Pacific	10,172	9,145	29,103	27,297

Total revenues	$47,421	$39,760	$148,072	$123,321

(c) Long-lived assets and goodwill by geographic area are as follows

	September 30, 2011	December 31, 2010
Americas:
United States	$37,384	$41,214
Canada	36,969	44,974
Other foreign countries	2,233	2,592

Total long-lived assets	$76,586	$88,780

Note 15 – Income Taxes

The Company recorded an income tax benefit of $0.6 million and a provision of $0.3 million for the three months ended September 30, 2011 and 2010, respectively. The Company recorded an income tax provision of $0.6 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, the Company’s effective tax rate was approximately 4.1% and -1.8%, respectively. For the nine months ended September 30, 2011 and 2010, the Company’s effective tax rate was approximately -1.3% and -2.9%, respectively. The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses. The tax provision during the nine months ended September 30, 2011 was primarily attributable to the Company’s profitable foreign operations which was partly offset by a decrease in a reserve for uncertain tax positions. The tax provision during the nine months ended September 30, 2010 was primarily attributable to a reserve for uncertain tax positions and profitable foreign operations.

The Company’s net deferred tax assets were zero at both September 30, 2011 and December 31, 2010. As a result of its history of cumulative losses and uncertainty regarding future taxable income, Dialogic has determined, based on all available evidence, that there is substantial uncertainty as to the realizability of the deferred tax assets in future periods and accordingly, Dialogic maintained a full valuation allowance against its net deferred tax assets as of September 30, 2011.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”), for calendar years 2008 and 2009. The Company does not expect an adverse outcome. Additionally, any net operating losses and credits that were generated in prior years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in various foreign jurisdictions for the years ranging from 2004 through 2010.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of September 30, 2011 and December 31, 2010, the total liability for unrecognized tax benefits was $2.7 million and $3.2 million respectively, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the nine months ended September 30, 2011, the unrecognized tax benefits decreased by $0.5 million due to the expiration of the statute of limitations.

Note 16 – Settlement Agreement

In August 2008, the Company’s subsidiary Cantata Technology, Inc. (“Cantata”) filed a complaint against InterMetro Communications, Inc. (“InterMetro”) before the District Court for the District of Massachusetts USDC Civil Action No. 08-11371(PBS). InterMetro filed a counterclaim against Cantata and instituted a third party claim against the Company. A settlement agreement (“Settlement Agreement”) was reached in the matter and signed on January 29, 2010, the terms of which are confidential. In January 2010, the Company recorded the gain on the settlement, $0.5 million as other income in the accompanying 2010 unaudited condensed consolidated statements of operations. However under the Settlement Agreement, all counterclaims against Cantata and third party claims against Dialogic were dropped. The Settlement Agreement was entered by the District Court under seal and the case was officially closed on February 19, 2010.

Note 17 – Supplemental information

(a) Supplemental statement of operations information (in thousands):

Depreciation and amortization expenses are included in the following captions in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation expense
Cost of sales	$91	$26	$293	$77
Research and development	437	300	1,299	847
Sales and marketing	15	7	96	23
General and administrative	664	862	1,998	2,668

Total depreciation expense	$1,207	$1,195	$3,686	$3,615

Amortization expense
Cost of sales	$2,055	$2,259	$6,179	$6,826
Sales and marketing	1,254	1,581	3,789	4,751
General and administrative	147	45	408	121

Total amortization expense	$3,456	$3,885	$10,376	$11,698

Interest expense
Bank indebtedness	$176	$65	$541	$517
Long-term debt, related parties	3,716	3,778	10,476	10,730
Amortization of debt issuance costs (including acceleration)	801	1,503	2,208	3,119

Total interest expense	$4,693	$5,346	$13,225	$14,366

(b) Valuation and qualifying accounts (in thousands):

	Balance at December 31, 2010	Additions charged to revenues or expenses	Deductions	Balance at September 30, 2011
Accounts receivable allowances	$3,721	$308	$(212)	$3,817
Inventory obsolescence	$7,000	$1,449	$(2,049)	$6,400
Warranty reserve	$384	$113	$(184)	$313
Distributor price adjustments	$2,707	$8,225	$(8,718)	$2,214
Sales returns and related reserves	$2,040	$8,064	$(8,824)	$1,280

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Overview

Dialogic Inc. is a leading provider of communications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the communication medium or network. We provide reliable, cost-effective and secure communications solutions that enable enterprises and service providers to shift to Internet Protocol, or IP, based communications while still maintaining existing Time Division Multiplexing, or TDM, networks. Additionally, we provide multimedia engines for video, voice, conferencing and facsimile solutions. Enterprises rely on our innovative IP, transitional hybrid and flexible TDM boards, software and gateway products to enable the integration of new IP technologies into existing communications networks. Representative applications that are enabled by our technology include: Unified Communications/Unified Messaging, Short Message Service, or SMS, and Video SMS, Mobile Video Messaging, Voicemail/Videomail, interactive voice response and interactive voice and video response solutions, and Audio and Video Conferencing. We also provide voice infrastructure solutions for established and emerging wireline and wireless service providers. Service providers use our products to transport, convert and manage data and voice traffic over both TDM and IP networks while enabling Voice Over Internet Protocol and other multimedia services. We sell into the enterprise and service provider communications market both directly and indirectly through distribution partners such as telecommunications equipment vendors, value added resellers, or VARs, and other channel partners.

Business Combination with Dialogic Corporation

On October 1, 2010, we completed our business combination with Dialogic Corporation, a British Columbia Corporation, in accordance with the terms of an acquisition agreement dated May 12, 2010, or the Acquisition Agreement. Pursuant to the Acquisition Agreement, we acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of approximately 22.1 million shares of our common stock, after giving effect to the stock split described below and, accordingly Dialogic Corporation became our wholly-owned subsidiary. All outstanding options to purchase Dialogic Corporation common shares were cancelled and new options to purchase our common stock were granted. Each option to purchase Dialogic Corporation common shares became an option to acquire that number of shares of our common stock equal to the product obtained by multiplying the number of shares in the capital of Dialogic Corporation subject to the option by 0.9, rounded down to the nearest whole share of our common stock. Each option to purchase our common shares has a purchase price per share of our common stock equal to the exercise price per share (in U.S. dollars) for the Dialogic Corporation option immediately prior to October 1, 2010 divided by 0.9, rounded up to the nearest whole cent. After taking into account the issuance of stock options to purchase our common stock in exchange for Dialogic Corporation options, as of October 1, 2010, the former Dialogic Corporation stockholders and option holders held approximately 70% and our existing stockholders held approximately 30% of our outstanding securities. As of October 1, 2010, there were approximately 31 million shares of our common stock issued and outstanding, after taking into account the effect of the one-for-five reverse stock split approved by the our stockholders on September 30, 2010 and effected on October 1, 2010. As of October 1, 2010, we changed our name from Veraz Networks, Inc. to Dialogic Inc. and on October 4, 2010, our common stock began trading on The NASDAQ Global Market under the symbol “DLGC”. Our business combination with Dialogic Corporation was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. generally accepted accounting principles or U.S. GAAP.

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

Term Loan Agreement

In connection with the consummation of the business combination between us and Dialogic Corporation, we entered into a second amended and restated credit agreement dated as of October 1, 2010, as amended, or the Term Loan Agreement, with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennebaum Opportunities Partners V, LP, as lenders, or, collectively, the Term Lenders.

Principal Amount and Maturity. At September 30, 2011 and December 31, 2010, term loan in the principal amount of $89.9 million were outstanding under the Term Loan Agreement, or the Term Loan, with an original maturity of September 30, 2013.

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

Interest Rates. The Term Loan bears interest, payable in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which is currently 11%, is based on our consolidated net leverage ratio. Upon the occurrence and continuance of an event of default, the Term Loan will bear interest at a default rate equal to the applicable interest rate plus 2%. At September 30, 2011, the interest rate was 15% on the aggregate of the Term Loan.

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

Covenants. The following summarizes the financial covenants as defined in the Term Loan Agreement at September 30, 2011:

•

Minimum Liquidity — Defined as liquidity consisting principally of cash and cash equivalents as adjusted, of at least $30.0 million as of September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and $35.0 million as of September 30, 2012 and thereafter.

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

As of September 30, 2011, we were not in compliance with any of the covenants under the Term Loan Agreement. In the event that we violate any of the financial covenants under the Term Loan Agreement, the Term Lenders could accelerate the maturity date of the principal and the accrued interest to be immediately due and payable. At September 30, 2011, this amounted to $89.9 million for the Term Loan and $3.3 million in accrued interest payable. In March 2011, we obtained a letter from the Term Loan Lenders confirming that they will not under any circumstance accelerate the maturity date of the Term Loan prior to January 15, 2012. Accordingly, the debt has been classified as a current liability in the accompanying unaudited September 30, 2011 condensed consolidated balance sheet.

Revolving Credit Agreement

We have a working capital facility under a credit agreement, dated as of March 5, 2008, as amended, or the Revolving Credit Agreement, with Wells Fargo Foothill Canada ULC, or the Revolving Credit Lender.

Revolving Credit Amount and Maturity. In connection with our business combination with Dialogic Corporation, the maturity date for the principal amount outstanding under the Revolving Credit Agreement, or the Revolving Credit Loans, was amended and extended to September 30, 2013. We may borrow, repay and reborrow Revolving Credit Loans from time to time provided that the aggregate principal amount of Revolving Credit Loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to us, which is referred to as the “borrowing base.”

As of September 30, 2011 and December 31, 2010, the borrowing base under the Revolving Credit Agreement amounted to $12.5 million and $16.3 million, respectively, we had borrowed $11.6 million and $12.8 million, respectively, and the unused line of credit totaled $13.3 and $12.2 million, respectively, of which $0.8 million and $3.5 million, respectively, was available for additional borrowings, respectively.

The commitment of the Revolving Credit Lender to make Revolving Credit Loans terminates and all outstanding Revolving Credit Loans are due on September 30, 2013. We may repay the Revolving Credit Loans at our option with 30 days’ notice to the Revolving Credit Lender.

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

Interest Rates and Fees. The Revolving Credit Loans bear interest at a rate equal to, at our election, either (i) the prime rate plus 2.5% or (ii) the reserve-adjusted one-, two- or three- month LIBOR plus 4%. Upon the occurrence and continuance of an event of default and at the election of the Revolving Credit Lender, the Revolving Credit Loans will bear interest at a default rate equal to the then applicable interest rate or rates plus 2%. We pay the Revolving Credit Lender a monthly fee on the unused portion of the maximum amount available under the Revolving Credit Agreement, as well as a monthly collateral management fee.

Guarantors. The revolving credit loans are guaranteed by us, Dialogic Corporation, Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Veraz Networks LTDA, or, collectively, the Revolving Credit Guarantors.

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

Covenants. The following summarizes the Revolving Credit Agreement’s covenants and compliance status, as defined in the Revolving Credit Agreement, at September 30, 2011 and December 31, 2010:

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

At September 30, 2011, we were in default under the Revolving Credit Agreement. Specifically, we had breached all of the covenants under the Term Loan Agreement as of September 30, 2011, which constitutes a breach under the terms of the Revolving Credit Agreement, and the Minimum EBITDA covenant under the Revolving Credit Agreement. The original maturity date of the Revolving Credit Loan was September 30, 2013. On July 26, 2011, the we executed a Limited Waiver and Sixteenth Amendment to Credit Agreement with the Revolving Credit Lender, whereby the Revolving Credit Lender agreed not to accelerate the maturity date of any Revolving Credit Loans until the earliest of (i) January 15, 2012; (ii) the occurrence of any additional Event of Default or (iii) the occurrence of any Termination Event (as defined in the Term Loan Agreement). However, as of September 30, 2011, additional Events of Default had occurred and, accordingly, the Revolving Credit Lender currently has the right to accelerate the maturity date of the principal and the accrued interest under the Revolving Credit Agreement to be immediately due and payable and exercise all its remedies, including realizing against the collateral the Company has pledged to secure the loans outstanding under the Revolving Credit Agreement. During the nine months ended September 30, 2011, we amortized an additional $0.4 million of deferred debt issuance costs related to the breach of the Minimum Liquidity covenant.

On November 14, 2011, we executed a Forbearance Agreement with the Revolving Credit Lender whereby the Revolving Credit Lender agreed to forbear from exercising its right to accelerate the maturity date and its right to realize on its collateral before the earliest of (i) January 6, 2012; (ii) the occurrence of any additional Event of Default, which for this purpose includes the exercise by any third party of any rights or remedies against the Company or any of the Revolving Credit Guarantors; or (iii) the occurrence of any Termination Event.

Stockholder Loans

At each of September 30, 2011 and December 31, 2010, we had principal and accrued interest of $4.6 million and $3.9 million, respectively, in long-term debt payable to certain of our stockholders, or the Stockholder Loans, including our chief executive officer and members of our Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a payment-in-kind. Or PIK, and repayable nine months from the maturity date of the Term Loan Agreement, which would be in March 2014. During each of the nine months ended September 30, 2011 and 2010, we recorded interest expense of $0.6 million related to the Stockholder Loans. There are no covenants or cross default provisions associated with the Stockholder Loans. Total accrued interest as of September 30, 2011 and December 31, 2010 was $1.6 million and $0.9 million, respectively.

If we consummate an equity financing before the Stockholder Loans are repaid, the noteholders, at their option, may convert all of the Stockholder Loan amount, including accrued PIK interest payable, into equity at the same rate and terms agreed to with other investors. This option to convert the Stockholder Loans will apply solely to the first equity financing event consummated after October 1, 2010.

Capital Resources

        As of September 30, 2011, we had cash and cash equivalents of $9.0 million. Of our cash and cash equivalents of $9.0 million, approximately $7.6 million was held by our subsidiaries outside the U.S. and could be subject to tax implications if repatriated to the U.S. As of September 30, 2011, the aggregate principal amount of our outstanding indebtedness was $104.5 million, consisting of (i) $89.9 million under our Term Loan Agreement, (ii) $11.6 million under our Revolving Credit Agreement, and (iii) $3.0 million under the Stockholder Loans. As described in detail above, the amounts due under the Term Loan Agreement, Revolving Credit Agreement and Stockholder Loans have original maturity dates of September 13, 2013, September 30, 2013 and March 2014, respectively. However, because we are not in compliance with any of the covenants under the Term Loan Agreement and certain of the covenants under the Revolving Credit Agreement, the Term Lenders and Revolving Credit Lender may accelerate the maturity date of the Term Loan and Revolving Credit Loans, respectively, to be immediately due and payable. In March 2011, we obtained a letter from the Term Lenders confirming that they will not under any circumstances accelerate the maturity date of the Term Loan prior to January 15,

2012. On July 26, 2011, the Revolving Credit Lender agreed not to accelerate the maturity date of any Revolving Credit Loans until the earliest of (i) January 15, 2012; (ii) the occurrence of any additional Event of Default or (iii) the occurrence of any Termination Event (as defined in the Term Loan Agreement). However, as of September 30, 2011, additional Events of Default had occurred and, accordingly, the Revolving Credit Lender currently has the right to accelerate the maturity date of the principal and the accrued interest under the Revolving Credit Agreement to be immediately due and payable and exercise all its remedies, including realizing against the collateral we have pledged to secure the loans outstanding under the Revolving Credit Agreement. On November 14, 2011, we executed a Forbearance Agreement with the Revolving Credit Lender whereby the Revolving Credit Lender agreed to forbear from exercising its right to accelerate the maturity date and its right to realize on its collateral before the earliest of (i) January 6, 2012; (ii) the occurrence of any additional Event of Default, which for this purpose includes the exercise by any third party of any rights or remedies against the Company or any of the Revolving Credit Guarantors; or (iii) the occurrence of any Termination Event.

While we believe that our current cash resources, together with anticipated product and service revenues, would be sufficient to fund our operations, they are not sufficient to fund both our operations and payment of interest or repayment of principal on our outstanding indebtedness. In addition, we have based this estimate regarding the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of product and services revenues, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources, and our need for additional capital and the timing thereof, will depend on many factors, including primarily the amount of product and services revenues that we receive, as well as other factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We are currently seeking a number of financing and strategic alternatives and are in discussions with the Term Lenders and Revolving Credit Lender with respect to our current noncompliance with the covenants under the Term Loan Agreement and Revolving Credit Agreement, and the related potential acceleration of the maturity date of amounts outstanding under such agreements. There can be no assurance that we will be able to renegotiate the terms of and restructure our Term Loan and Revolving Credit Loans by their respective maturity dates on acceptable terms or at all, or that our lenders will agree to forbear exercising their remedies under such agreements beyond January 15 , 2012 in the case of the Term Lenders or January 6, 2012 in the case of the Revolving Credit Lender, or that we will be able to obtain sufficient financing or enter into other transactions to satisfy our existing debt obligations in a timely manner, or at all. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the Term Loan and Revolving Credit Loans, or either of them, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the Term Loan and Revolving Credit Loans in full. The Term Lenders and Revolving Credit Lender have security interests in all of our assets as described above and, in the event of an acceleration of our obligations under the Term Loan Agreement and Revolving Credit Agreement and our failure to pay the amounts that would then become due, the Term Lenders and Revolving Credit Lender could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code.

In the event that we were to seek protection under the provisions of the U.S. Bankruptcy Code, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we are required to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to our secured and unsecured creditors, including the Term Lenders, Revolving Credit Lenders and the holders of the Stockholder Loans, before any funds would be available to pay our stockholders, and it is uncertain if there would be any amounts available for our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is highly unlikely that stockholders would receive any value for their shares.

In light of the circumstances described above, we are seeking to raise funds as soon as possible. We may seek to raise additional funds through public or private debt or equity financings or development financings. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios other than what we currently operate under. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

We believe that we will continue as a going concern, and our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	Revenue Recognition;

•	Accounts Receivable and Allowance for Doubtful Accounts;

•	Inventory Reserves;

•	Impairment of Long-Lived Assets and Goodwill;

•	Stock-Based Compensation;

•	Accounting for Income Taxes; and

•	Business Combinations.

Revenue Recognition

Revenue Recognition Criteria

Revenue derived from the sale of products and services is recognized when all of the following criteria are met:

(i)	Persuasive evidence of an arrangement exists — Our customary practice is to have a written contract, which is signed by both the customer and us, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with us.

(ii)	Delivery has occurred — Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, some arrangements require evidence of customer acceptance of the hardware and software products that have been sold. In such cases, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer or we have completed our contractual requirements. Revenue from sales of standalone services, including training courses, is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand a customers’ networks, the revenue recognition on these arrangements, after the initial arrangement has been accepted, typically occurs at the point of shipment since we have historically experienced successful implementations of these expansions and customer acceptance, although contractually required, does not represent a significant risk.

(iii)	The fee is fixed or determinable — We sell our products through our direct sales force and channel partners. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions or when returns cannot be estimated, the related fee is considered to be not fixed or determinable and revenue is deferred until such price reduction or return rights cease.

Arrangement fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees may be considered not to be fixed or determinable. For multiple element arrangements with payment terms that are considered not to be fixed or determinable, revenue is recognized as payments become due, based on relative selling price, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. For arrangements with contingent revenue provisions (a portion of the relative selling price of a delivered item is contingent upon the delivery of additional items or meeting other specified performance conditions), revenue recognized on delivered items is limited to the non-contingent amount. We defer the cost of inventory when products have been shipped, but have not yet been recognized as revenue, and expense those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance). In arrangements for which revenue recognition is limited to amounts due or non-contingent amounts, all related inventory costs are expensed in full in the same period that the revenue is initially recognized, but no later than acceptance; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

(iv)	Collectability is probable — Collectability is assessed on a customer-by-customer basis. We evaluate the financial position, payment history, and ability to pay of new customers, and of existing customers that substantially expand their commitments. If it is determined prior to revenue recognition that collectability is not probable, recognition of the revenue is deferred and recognized upon receipt of cash, assuming all other revenue recognition criteria are satisfied. In arrangements for which revenue recognition is limited to amounts of cash received because of collectability concerns, all related inventory costs are expensed at the date of acceptance or delivery if no acceptance is required; this will initially result in lower or negative product margins and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

Revenue Reserves and Adjustments

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

We also have agreements with certain distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases in exchange for orders of an equal or greater amount. We recognize an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenues in the consolidated statements of operations.

We also have agreements with certain distributors that allow for price adjustments. We recognize an allowance for these price adjustments based on historical experience. The price adjustments are recorded as a reduction in revenue in the period during which the related revenue is recognized and are included in the accompanying statements of operations.

Revenues are recognized net of sales taxes. Revenues include amounts billed to customers for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the nine months ended September 30, 2011 and 2010. Shipping and handling costs are included in cost of revenues.

Multiple Element Arrangements

In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. In October 2009, the FASB also amended the standards for multiple deliverable revenue arrangements to:

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

This new accounting guidance became applicable to us beginning the first quarter of its fiscal year 2011. We adopted this guidance for transactions that were entered into or materially modified on or after January 1, 2011 using the prospective basis of adoption. Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Although our products are primarily marketed based on the software elements contained therein, the hardware sold generally cannot be used apart from the software. Therefore, we consider our principal hardware products to be subject to this new accounting guidance. Many of our sales involve multiple-element arrangements that include product, maintenance and various professional services. The adoption of the guidance discussed above affects our multiple-element arrangements when they contain tangible products (hardware) with software elements, which comprise the majority of our revenue transactions. We may enter into sales transactions that do not contain tangible hardware components, such as software-only add-on sales, which will continue to be subject to the previous software revenue recognition guidance in ASC 985-605.

The multiple-deliverable revenue guidance requires that we evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting.

The delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer and there are no refunds or return rights for the delivered elements. If the arrangement includes a general refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of our products and services qualify as separate units of accounting because they are sold separately or the customer could resell them on a standalone basis and, accordingly, revenue is recognized when the applicable revenue recognition criteria are met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE, when available. We generally use VSOE to derive the selling price for its maintenance and professional services deliverables. VSOE for maintenance is based on contractual stated renewal rates while professional services are based on historical pricing for standalone professional service transactions. When VSOE cannot be established, we attempt to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of our competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using average historical discounted selling prices based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region. We use ESP to derive the relative selling price for our product deliverables.

The impact of applying the relative selling price method in the allocation of revenue, compared to previous revenue recognition methodologies, increased revenues for the three and nine months ended September 30, 2011 by approximately $1.7 million and nil, respectively. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. However, as our marketing and product strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

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

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized for the excess, if any. The annual impairment testing is performed during the last quarter of the fiscal year.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business acquisition. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Impairment is identified by comparing the fair value of the reporting unit to which the goodwill relates to its carrying value. To the extent the carrying amount exceeds its fair value, we measure the amount of impairment by the excess of carrying value over the implied fair value of goodwill. The impairment is charged to income in the period in which it is determined. The annual impairment testing is performed during the last quarter of the fiscal year.

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

Results of Operations (amounts in 000’s)

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues (amounts in thousands)

	Three Months Ended September 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenues:
Products	$36,604	77%	$37,243	94%	$(639)	(2)%
Services	10,817	23	2,517	6	8,300	330

Total revenues	$47,421	100%	$39,760	100%	$7,661	19%

Revenues by geography:
Americas	$20,598	43%	$20,881	53%	$(283)	(1)%
Europe, Middle East and Africa	16,651	35	9,734	24	6,917	71
Asia Pacific	10,172	22	9,145	23	1,027	11

Total revenues	$47,421	100%	$39,760	100%	$7,661	19%

Revenues

Total revenues of $47.4 million for the quarter ended September 30, 2011 increased by 19% or $7.6 million from $39.8 million in the quarter ended September 30, 2010. Our product revenues were 77% of total revenues at $36.6 million for the quarter ended September 30, 2011 as compared to 94% of total revenues, or $37.2 million in the same quarter in 2010, a decrease of 2% or $0.6 million. Our services revenues were 23% of total revenues at $10.8 million in the three months ended September 30, 2011 as compared to 6% of total revenues, or $2.5 million in the three months ended September 30, 2010, an increase of 330% or $8.3 million.

Included in the total revenue increase is $15.3 million revenue attributable to the Dialogic Corporation acquisition, or the acquisition, completed in the last quarter of 2010 and is comprised of $7.9 million in product revenue and $7.4 million in services revenues. Revenues, excluding the acquisition, were $32.1 million, for the quarter ended September 30, 2011, which represented a decrease of 19%, or $7.7 million, from $39.8 million in the quarter ended September 30, 2010. The decrease is generally attributable to reduced demand for TDM products whose revenue decreased by 32% or $9.1 million, which was partly offset by a 6% or $0.5 million, increase in IP product revenues and a 34%, or $0.9 million, increase in services revenues.

Product Revenue

Product revenues of $36.6 million for the quarter ended September 30, 2011 decreased by 2%, or $0.6 million, from $37.2 million in the quarter ended September 30, 2010. Our TDM products were 54% of product revenues at $19.8 million in the three months ended September 30, 2011 as compared to 76% of product revenues, or $28.5 million in the three months ended 2010, representing a decrease of 31%, or $8.7 million. Included in product revenues for 2011 is an increase of $7.9 million due to the acquisition which was completed in the last quarter of 2010.

Product revenues, excluding the acquisition, were $28.7 million for the quarter ended September 30, 2011 representing a decrease of $8.5 million, or 23%, from $37.2 million in the quarter ended September 30, 2010. The decline resulted from lower customer demand for our TDM products. Our TDM product revenues are expected to decline as there is a gradual conversion of the telecommunication networks to our IP technology.

Service Revenue

Service revenues of $10.8 million for the quarter ended September 30, 2011 increased by 330%, or $8.3 million, from $2.5 million in the quarter ended September 30, 2010. Included in service revenues for the quarter ended September 30, 2011 is an increase of $7.4 million due to the acquisition which was completed in the last quarter of 2010.

Service revenues, excluding the acquisition, were $3.4 million for the quarter ended September 30, 2011 which increased by 36%, or $0.9 million, from $2.5 million in the quarter ended September 30, 2010. The increase in service revenue was the result of growth in our installed base of customers for IP products and a related increase in IP maintenance revenue.

Revenues by geography

The $7.6 million increase in total revenues for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010 is attributable to an increase in sales of $6.9 million the Europe, Middle East and Africa region, and $1.0 million in the Asia Pacific region, which was partially offset by a decrease of $0.3 million in the Americas regions over the same periods.

Total revenues, excluding the acquisition, decreased by $7.7 million for the quarter ended September 30, 2011 compared to the same period of 2010, resulting from a decrease in sales in the Americas and Europe, Middle East and Africa regions. The Americas declined by $5.8 million, and Europe, Middle East and Africa revenues decreased by $1.9 million. The decrease in revenues is due to the decline in demand for our TDM products.

Americas:

Total revenues in the Americas decreased by $0.3 million to $20.6 million in the third quarter of 2011 from $20.9 million in the same period of the prior year. Included in the 2011 revenues for the Americas is $5.5 million due to the acquisition, which is comprised of $1.6 million related to IP product revenues and $3.9 million of services revenues.

In the Americas, our IP product revenues, excluding the acquisition, increased by 10%, or $0.5 million, to $5.0 million in the third quarter of 2011 as compared to $4.5 million in the same period of the prior year. Our TDM product revenues decreased by 43%, or $6.3 million, to $8.4 million in the third quarter of 2011 as compared to $14.7 million in the same period of the prior year. Services revenues increased by $0.1 million in the third quarter of 2011 to $1.7 million as compared to $1.6 million in the same period of the prior year.

Europe, Middle East and Africa:

Total revenues in the Europe, Middle East and Africa region increased by $6.9 million to $16.6 million in the third quarter of 2011 from $9.7 million in the same period of the prior year. Included within the revenues for the Europe, Middle East and Africa region in the third quarter of 2011 is $8.8 million from the acquisition which is comprised of $5.5 million of IP product revenues, $0.4 million of TDM product revenues, and $2.9 million of services revenues.

In Europe, Middle East and Africa, our IP product revenues, excluding the acquisition, decreased by 39%, or $1.1 million, to $1.7 million in the third quarter of 2011 as compared to $2.8 million in the same period in 2010. Our TDM product revenues decreased by 19%, or $1.2 million, to $5.2 million in the third quarter of 2011 as compared to $6.4 million in the same period in 2010. Services revenues increased by $0.4 million in the third quarter of 2011 to $0.9 million as compared to $0.5 million in the same period in 2010.

Asia Pacific:

Total revenues in the Asia Pacific region increased by $1.0 million to $10.1 million in the third quarter of 2011 from $9.1 million in the same period of the prior year. Included within the revenues for the Asia Pacific region in the third quarter of 2011 is $1.0 million from the acquisition which is comprised of IP product revenues of $0.4 million and services revenues of $0.6 million.

In Asia Pacific, our IP product revenues, excluding the acquisition, increased by $1.2 million to $2.6 million in the third quarter of 2011 from $1.4 million in the same period of the prior year. Our TDM product revenues decreased by 22%, or $1.7 million, to $5.7 million in the third quarter of 2011 as compared to $7.4 million in the same period in 2010. Services revenues increased by $0.4 million in the third quarter of 2011 to $0.7 million as compared to $0.3 million in the third quarter of 2010.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$13,700	38%	$15,092	41%	$(1,392)	(9)%
Services	5,358	50	2,121	84	3,237	153

Total cost of revenues	$19,058	40%	$17,213	43%	$1,845	11%

Gross Profit:
Products	$22,904	62%	$22,151	59%	$753	3%
Services	5,459	50	396	16	5,063	1,279

Total gross profit	$28,363	60%	$22,547	57%	$5,816	26%

Cost of Revenue

Total cost of revenues of $19.1 million for the quarter ended September 30, 2011 increased by 11%, or $1.9 million, from $17.2 million in the quarter ended September 30, 2010. Included in cost of revenues in the third quarter of 2011 is an increase of $6.0 million due to the acquisition completed in the last quarter of 2010.

Cost of product revenues of $13.7 million for the quarter ended September 30, 2011 decreased by 9%, or $1.4 million, from $15.1 million in the quarter ended September 30, 2010. Included in cost of product revenues in the third quarter of 2011 is an increase of $3.1 million due to the acquisition completed in the last quarter of 2010.

Cost of product revenues, excluding the acquisition, decreased by $4.5 million in the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. The decrease in the quarter ended September 30, 2011 compared to the same period of 2010 is attributable to a decrease in product revenues of $8.6 million and is comprised of $2.6 million in lower outsourced product manufacturing costs due to a decline in product quantities ordered, lower depreciation and amortization expense by $0.1 million, and lower operations overhead of $0.6 million due to reduced headcount, and decreases in inventory charges of $1.2 million in the third quarter of 2011 as compared to the same quarter in 2010.

Cost of services revenues of $5.4 million for the quarter ended September 30, 2011 increased by 153%, or $3.3 million, from $2.1 million in the quarter ended September 30, 2010. Included in the cost of services revenues is an increase of $2.9 million due to the acquisition completed in the last quarter of 2010. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Cost of services, excluding the acquisition, was $2.5 million for the quarter ended September 30, 2011 compared to $2.1 million for the quarter ended September 30, 2010. The cost increase in the third quarter of 2011 as compared to the third quarter of 2010 primarily results from an increase in headcount as well as the reinstatement of our employees to full pay in 2011 from the salary reduction initiative in 2009.

Gross Profit

Gross profit of $28.4 million for the quarter ended September 30, 2011 increased by 26%, or $5.9 million, from $22.5 million in the quarter ended September 30, 2010. Included within the gross profit is an increase of $9.4 million due to the acquisition completed in the last quarter of 2010.

As a percentage of product revenue, product gross profit was 62% in the three months ended September 30, 2011 compared to 59% in the comparable period in 2010. The increase in product gross profit is primarily attributable to the effect of lower outsourced product manufacturing costs.

As a percentage of services revenue, services gross profit was 50% in the third quarter of 2011 as compared to 16% in comparable period in 2010. The acquisition contributed to the services gross profit increase as the former Veraz Networks Inc. had higher profit associated with its service revenues.

For the quarter ended September 30, 2011, gross profit, excluding the acquisition, decreased by 16%, or $3.5 million, from $22.5 million for the quarter ended September 30, 2010 to $19.0 million for the quarter ended September 30, 2011. The decrease is primarily a result of a decline in product cost of revenues driven by a decrease in product revenues.

As a percentage of sales, excluding the acquisition, gross profit margin increased to 59% in the quarter ended September 30, 2011 compared to 57% in the comparable period in 2010, which is due to the decrease in cost of revenues driven by a decrease in revenues totaling $4.4 million which were partly offset by improvements in cost of revenues of $0.8 million.

Operating Expenses

	Three Months Ended September 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$13,540	29%	$10,273	26%	$3,267	32%
Sales and marketing	12,664	27	11,176	28	1,488	13
General and administrative	9,391	20	8,147	20	1,244	15
Acquisition costs	—	—	1,213	3	(1,213)	(100)
Restructuring charges	1,674	4	549	1	1,125	205

Total operating expenses	$37,269	79%	$31,358	79%	$5,911	19%

Research and Development Expenses

Research and development expenses of $13.5 million for the quarter ended September 30, 2011 increased by 32%, or $3.2 million, from $10.3 million in the quarter ended September 30, 2010. Included in the total research and development expenses are $4.7 million in additional expenses due to the acquisition completed in the last quarter of 2010. The incremental research and development costs from the acquisition are comprised of salaries and related costs of $3.6 million for 92 employees, occupancy costs of $0.9 million, equipment depreciation of $0.4 million and consultants of $0.2 million partially offset by research grants from the Israeli government of $0.4 million.

Research and development expenses, excluding the acquisition, were $8.9 million for the quarter ended September 30, 2011 and $10.3 million for the quarter ended September 30, 2010. The decrease was primarily caused by lower salaries and benefits from decreased headcount, and decreased occupancy costs related to the closing of our Salem, New Hampshire facility.

Research and development expenses were 29% and 26% of total revenues in both of the quarters ended September 30, 2011 and September 30, 2010, respectively. We expect that research and development expenses as a percentage of total revenue will decrease in the remainder of 2011 as compared to 2010 as we continue to integrate our research and development operations with those of Dialogic Corporation. We expect that the research and development expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010, and we intend to continue to invest in developing new products and enhance and refresh existing products.

Sales and Marketing

Sales and marketing expenses of $12.7 million for the quarter ended September 30, 2011 increased by 13%, or $1.5 million, from $11.2 million in the quarter ended September 30, 2010. Included in the sales and marketing expenses are $3.6 million in additional expenses due to the acquisition completed in the last quarter of 2010. The incremental sales and marketing costs related to the acquisition include salaries and related costs of $2.3 million for 30 employees, sales agents and consultant expenses of $0.4 million, depreciation and amortization of intangibles of $0.3 million, and occupancy costs of $0.6 million.

Sales and marketing expenses, excluding the acquisition, decreased by $2.1 million for the quarter ended September 30, 2011 as compared to the same quarter in 2010. This decrease reflects a decrease in amortization expense of $0.6 million, lower salaries and related benefits of $0.6 million, lower marketing expense of $0.5 million and other expenses of $0.4 million.

Sales and marketing expenses were 27% and 28% of total revenues for the quarters ended September 30, 2011 and 2010, respectively. We expect that sales and marketing expenses as a percentage of total revenue will decrease in the remainder of 2011as compared to 2010 as we continue to integrate our sales and marketing operations. We expect that the sales and marketing expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

General and Administrative

General and administrative expenses of $9.4 million for the quarter ended September 30, 2011 increased by 15%, or $1.2 million, from $8.2 million in the quarter ended September 30, 2010. Included in general and administrative expenses is $4.1 million due to the acquisition completed in the last quarter of 2010. The incremental general and administrative expenses from the acquisition include salaries and related costs of $1.5 million for 30 employees, legal and accounting fees of $0.5 million, consulting fees of $2.0 million and other costs of $0.1 million.

General and administrative expenses, excluding the acquisition, decreased by 35%, or $2.9 million, in the quarter ended September 30, 2011 to $5.3 million as compared to $8.2 million in the quarter ended September 30, 2010. The primary drivers of this decrease were lower salaries and related benefits of $0.5 million caused by decreased headcount, decreased legal and accounting fees of $0.9 million, a decrease in bad debt expense of $0.8 million, and other decreases totaling $0.7 million.

General and administrative expenses were 20% of total revenues in both of the quarters ended September 30, 2011 and 2010. We expect that general and administrative expenses as a percentage of total revenue will decrease in the remainder of 2011 as we continue to integrate our general and administrative operations and gain efficiencies in lower overhead and employee costs. We expect that the general and administrative expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

Restructuring Charges

For the quarter ended September 30, 2011, we recorded a restructuring charge of $1.7 million compared to $0.5 million for the same period of the prior year. The restructuring charges in the third quarter of 2011 relate to severance and related benefits for 36 terminated employees.

As of September 30, 2011, approximately $2.5 million of accrued restructuring expenses was included as a component of current accrued liabilities and $2.7 million was classified as long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2010, $1.7 million was included in our current accrued liabilities. We expect to pay $0.9 million in employee related costs through December 31, 2011 and the remaining costs of $1.1 million during the fiscal year ending December 31, 2012. We expect to pay $0.2 million in facilities costs through December 2011 and the remaining amounts totaling $3.0 million over the lease periods ending in 2015. During the three months ended September 30, 2010, the Company incurred employee termination costs for severance and benefits aggregating to $0.5 million.

Interest and Other Income (Expense), net

Interest and other income (expense), net decreased by $16 thousand to an expense of $3 thousand in the three months ended September 30, 2011 as compared to income of $13 thousand during the same period ended September 30, 2010.

Interest Expense

Interest expense was $4.7 million and $5.3 million during the quarters ended September 30, 2011 and 2010, respectively. The average interest rate was 15% on the amounts outstanding under the Term Loan Agreement and 5.75% on amounts outstanding under the Revolving Credit Agreement in 2011, compared to 15.4%, inclusive of 2% PIK interest, on the Term Loan Agreement and 6.0% on the Revolving Credit Agreement in 2010. The Stockholder Loans bear a contractual annual interest rate of 20% compounded monthly in the form of a PIK. During the three months ended September 30, 2011, we amortized an additional $0.5 million of deferred debt issuance costs related to the breach of the Minimum Liquidity Covenant under our Term Loan Agreement.

Foreign Exchange Losses, net

Foreign exchange loss was $0.1 million in each of the quarters ended September 30, 2011 and 2010.

Income Tax Provision

We recorded an income tax benefit of $0.6 million and a provision of $0.3 million for the three months ended September 30, 2011 and 2010, respectively. The tax benefit for the three months ended September 30, 2011 is primarily due to the release of uncertain tax positions net of current tax payable in our profitable foreign entities with no corresponding tax attributes to offset current tax expense. The tax expense for the three months ended September 30, 2010 is primarily comprised of a provision for uncertain tax positions and foreign income tax expense. There was no deferred provision recorded for either quarter.

Comparison of Nine months Ended September 30, 2011 and 2010

Revenues (amounts in thousands)

Revenues

	Nine Months Ended September 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenues:
Products	$118,428	80%	$115,051	93%	$3,377	3%
Services	29,644	20	8,270	7	21,374	258

Total revenues	$148,072	100%	$123,321	100%	$24,751	20%

Revenues by geography:
Americas	$67,776	46%	$63,349	52%	$4,427	7%
Europe, Middle East and Africa	51,193	35	32,675	26	18,518	57
Asia Pacific	29,103	19	27,297	22	1,806	7

Total revenues	$148,072	100%	$123,321	100%	$24,751	20%

Total revenues of $148.1 million for the first three quarters of 2011 increased by 20%, or $24.8 million, from $123.3 million in the same period in 2010. Our product revenues were 80% of total revenues at $118.4 million in the nine months ended September 30, 2011 as compared to 93% of total revenues, or $115.1 million, in the nine months ended September 30, 2010, an increase of 3%, or $3.3 million. Our services revenues were 20% of total revenues at $29.6 million in the nine months ended September 30, 2011 as compared to 7% of total revenues, or $8.3 million, in the nine months ended September 30, 2010, an increase of 258%, or $21.3 million. Included in the total revenue increase is $48.6 million revenue attributable to the acquisition completed in the last quarter of 2010 which is comprised of $28.9 million in product revenue and $19.7 million in services revenues. Revenues, excluding the acquisition, were $99.5 million, for the nine months ended September 30, 2011, which represented a decrease of 19%, or $23.8 million, from $123.3 million in the same period ended September 30, 2010. The decrease is generally attributable to reduced demand for TDM products whose revenue decreased by 34%, or $29.6 million, partially offset by a 15%, or $4.1 million, increase in IP product revenues and a 20%, or $1.7 million, increase in services revenues.

Product Revenue

Product revenues of $118.4 million for the first three quarters of 2011 increased by 3% or $3.3 million from $115.1 million in the same period in 2010. Our TDM products were 49% of product revenues at $58.1 million in the nine months ended September 30, 2011 as compared to 76% of product revenues, or $87.2 million in the nine months ended 2010, representing a decrease of 33% or $29.1 million. Our IP products were 51% of product revenues at $60.4 million in the nine months ended 2011 as compared to 24% of product revenues, or $27.8 million, in the nine months ended 2010, representing an increase of 117%, or $32.6 million.

Product revenues, excluding $28.9 million due to the acquisition, were $89.5 million for the first three quarters of 2011 representing a decrease of $25.6, million or 22%, from $115.1 million in the same period in 2010. The decline resulted from lower customer demand for our TDM products. Our TDM product revenues are expected to decline as there is a gradual conversion of the telecommunication networks to our IP technology.

Service Revenue

Service revenues of $29.6 million for the first three quarters of 2011 increased by 258%, or $21.3 million, from $8.3 million in the same period in 2010.

Service revenues, excluding $19.7 million due to the acquisition, were $9.9 million for the nine months ended September 30, 2011 representing an increase of 19%, or $1.6 million, from $8.3 million in the nine months ended September 30, 2010. The increase in service revenues was the result of growth in our installed base of customers for IP products and a related increase in IP maintenance revenue.

Revenues by geography

The $24.8 million increase in total revenues for the first three quarters of 2011 as compared to the same period in 2010 is attributable to an increase in sales of $18.5 million the Europe, Middle East and Africa region, $4.5 million in the Americas regions and $1.8 million in the Asia Pacific region over the same periods.

Total revenues, excluding the acquisition, decreased by $23.8 million for the first three quarters of 2011 compared to the same period in 2010, resulting from a decrease in sales in the three regions. The Americas declined by $16.9 million, Europe, Middle East and Africa revenues decreased by $5.0 million and Asia Pacific decreased by $1.9 million. The decrease in revenues in the three regions is due to the decline in demand for our TDM products.

Americas:

Total revenues in the Americas increased by $4.5 million to $67.8 million in the first three quarters of 2011 from $63.3 million in the same period of the prior year. Included in the 2011 revenues for the Americas is $21.4 million due to the acquisition, which is comprised of $12.8 million related to IP product revenues and $8.6 million of services revenues.

In the Americas, our IP product revenues, excluding the acquisition, increased by 18%, or $2.2 million, to $14.1 million in the nine months ended September 30, 2011 as compared to $11.9 million in the same period of the prior year. Our TDM product revenues decreased by 43%, or $20.0 million, to $26.5 million in the first three quarters of 2011 as compared to $46.5 million in the same period of the prior year. Services revenues increased by $0.9 million in the first three quarters of 2011 to $5.8 million as compared to $4.9 million in the same period of the prior year.

Europe, Middle East and Africa:

Total revenues in the Europe, Middle East and Africa region increased by $18.5 million to $51.2 million in the first three quarters of 2011 from $32.7 million in the same period of the prior year. Included within the revenues for the Europe, Middle East and Africa region in 2011 is $23.6 million from the acquisition which is comprised of $13.8 million of IP product revenues, $0.4 million in TDM product revenues, and $9.4 million of services revenues.

In Europe, Middle East and Africa, our IP product revenues, excluding the acquisition, decreased by 11%, or $1.1 million, to $8.4 million in the first three quarters of 2011 as compared to $9.5 million in the same period in 2010. Our TDM product revenues decreased by 21%, or $4.4 million, to $16.6 million in the first three quarters of 2011 as compared to $21.0 million in the same period in 2010. Services revenues increased $0.4 million to $2.6 million from $2.2 million in the first three quarters of 2011 and 2010, respectively.

Asia Pacific:

Total revenues in the Asia Pacific region increased by $1.8 million to $29.1 million in the first three quarters of 2011 from $27.3 million in the same period of the prior year. Included within the revenues for the Asia Pacific region in the first three quarters of 2011 is $3.7 million from the acquisition which is comprised of $1.9 million in IP revenue and $1.8 million of services revenues.

In Asia Pacific, our IP product revenues, excluding the acquisition, was $9.4 million in the first nine months of 2011 as compared to $6.4 million during the same period in 2010. Our TDM product revenues decreased by 26%, or $5.2 million, to $14.5 million in the first three quarters of 2011 as compared to $19.7 million in the same period in 2010. Services revenues increased by $0.5 million from $1.1 million to $1.6 million in the first three quarters of 2011 and 2010, respectively.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$45,237	38%	$40,700	35%	$4,537	11%
Services	16,215	55	6,666	81	9,549	143

Total cost of revenues	$61,452	42%	$47,366	38%	$14,086	30%

Gross Profit:
Products	$73,191	62%	$74,351	65%	$(1,160)	(2)%
Services	13,429	45	1,604	19	11,825	737

Total gross profit	$86,620	58%	$75,955	62%	$10,665	14%

Cost of Revenue

Total cost of revenues of $61.5 million for the first nine months of 2011 increased by 30%, or $14.1 million, from $47.4 million in the same period in 2010. Included in cost of revenues in the first three quarters of 2011 is an increase of $20.0 million due to the acquisition completed in the last quarter of 2010.

Cost of product revenues of $45.2 million for the first three quarters of 2011 increased by 11%, or $4.5 million, from $40.7 million in the same period in 2010. Cost of product revenues, excluding $11.6 million attributable to the acquisition, decreased by $7.1 million in the first three quarters of 2011 as compared to the same period in 2010. The decrease in the nine months ended September 30, 2011 compared to the same period of 2010 is attributable to decreased product revenue, $5.1 million in lower outsourced product manufacturing costs due to a decline in product quantities ordered, lower amortization expense by $0.4 million, and lower operations overhead of $1.8 million due to reduced overhead.

Cost of services revenues of $16.2 million for the first nine months of 2011 increased by 143%, or $9.5 million, from $6.7 million in the same period in 2010. Included in the cost of services revenues is an increase of $8.4 million due to the acquisition completed in the last quarter of 2010. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Cost of services, excluding the acquisition, was $7.8 million for the nine months ended September 30, 2011 compared to $6.7 million for the same period in the prior year. The cost increase in the first three quarters of 2011 as compared to the same period 2010 primarily results from the increase in services revenue.

Gross Profit

Gross profit of $86.6 million for the first nine months of 2011 increased by 14%, or $10.6 million, from $76.0 million in the same period in 2010.

As a percentage of product revenue, product gross profit was 62% in the nine months ended September 30, 2011 compared to 65% in the comparable period in 2010. The acquisition contributed to the product gross profit decrease as the former Veraz Networks Inc. had lower profit associated with its product revenues.

As a percentage of services revenue, services gross profit was 45% in the first nine months of 2011 as compared to 19% in comparable period in 2010. The acquisition contributed to the services gross profit increase as the former Veraz Networks Inc. had higher profit associated with its service revenues.

For the nine months ended September 30, 2011, gross profit, excluding $28.6 million attributable the acquisition, decreased by 24%, or $18.0 million, from $76.0 million for the nine months ended September 30, 2010 to $58.0 million for the same period in 2011. The decrease is primarily a result of a decline in product revenues.

As a percentage of sales, excluding the acquisition, gross profit decreased to 58% in the first three quarters of 2011 compared to 62% in the comparable period in 2010 which is primarily due to the decline in product revenues.

Operating Expenses

	Nine Months Ended September 30,
	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$42,262	29%	$30,741	25%	$11,521	37%
Sales and marketing	41,829	28	33,453	27	8,376	25
General and administrative	27,552	19	19,811	16	7,741	39
Acquisition costs	—	—	2,128	2	(2,128)	(100)
Restructuring charges	6,421	4	549	—	5,872	1,070

Total operating expenses	$118,064	80%	$86,682	70%	$31,382	36%

Research and Development Expenses

Research and development expenses of $42.3 million for the first nine months of 2011 increased by 37%, or $11.6 million, from $30.7 million in the same period in 2010. Included in the total research and development expenses are $13.9 million in additional expenses due to the acquisition completed in the last quarter of 2010. The incremental research and development costs from the acquisition are comprised of salaries and related costs of $10.9 million for 93 employees, occupancy costs of $2.6 million, equipment depreciation of $1.2 million, consultants of $0.4 million, and other costs of $0.1 million partially offset by research grants from the Israeli government of $1.3 million.

Research and development expenses, excluding the acquisition, were $28.4 million for the nine months ended September 30, 2011 and $30.7 million in the same period in 2010. The decrease of $2.3 million is primarily comprised of lower salary and related benefits of $1.2 million resulting from lower headcount, decreased occupancy costs of $0.5 million from the closing of our Salem, New Hampshire facility, and a decrease in consultants of $0.6 million.

Research and development expenses increased to 29% of total revenues in the first three quarters of 2011 from 25% of total revenues in the same period in 2010. We expect that research and development expenses as a percentage of total revenue will decrease in the remainder of 2011 as we continue to integrate our research and development operations with those of Dialogic Corporation. We expect that the research and development expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010, and we intend to continue to invest in developing new products and enhance and refresh existing products.

Sales and Marketing

Sales and marketing expenses of $41.8 million for the first nine months in 2011 increased by 25%, or $8.3 million, from $33.5 million in the same period in 2010. Included in sales and marketing expense is $11.4 million relating to the acquisition completed in the last quarter of 2010. The incremental sales and marketing costs from the acquisition are comprised of salaries and related costs of $8.0 million for 34 employees, occupancy costs of $1.6 million, equipment depreciation of $0.8 million, and sales agents and consultants of $1.0 million.

Sales and marketing expenses, excluding the acquisition, were $30.2 million and $33.5 million for nine months ended September 30, 2011 and 2010, respectively, a decrease of $3.3 million. This decrease was primarily caused by a decrease in amortization expense of $1.7 million, lower salary and related benefits expense of $0.5 million caused by lower headcount, lower marketing expense of $0.5 million, lower occupancy costs of $0.3 million and other costs of $0.3 million.

Sales and marketing expenses increased to 28% of total revenues in the first three quarters in 2011 from 27% of total revenues in the same period in 2010.

General and Administrative

General and administrative expenses of $27.6 million for the first nine months of 2011 increased by 39%, or $7.8 million, from $19.8 million in the same period in 2010. Included in general and administrative expenses is $10.1 million due to the acquisition completed in the last quarter of 2010. The incremental general and administrative expenses from the acquisition include salaries and related costs of $5.1 million for 33 employees, legal and accounting fees of $1.6 million, and consulting fees of $3.4 million.

General and administrative expenses, excluding the acquisition, decreased by 12%, or $2.3 million, in the nine months ended September 30, 2011 to $17.5 million as compared to $19.8 million in the same period 2010. The primary drivers of this decrease were lower legal and accounting fees of $1.9 million and decreased depreciation of $0.4 million.

General and administrative expenses increased to 19% of total revenues in the first three quarters of 2011 from 16% of total revenues in the same period in 2010. We expect that general and administrative expenses as a percentage of total revenue will decrease in the remainder of 2011 as we continue to integrate our general and administrative operations and gain efficiencies in lower overhead and employee costs. We expect that the general and administrative expenses will increase on an absolute dollar basis in 2011 since we will incur a full year’s worth of post-acquisition expenses as compared to three months in 2010.

Restructuring Charges

For the nine months ended September 30, 2011, we recorded a restructuring charge of $6.4 million compared to $0.5 million for the same period of the prior year. The restructuring charges in 2011 relate to $2.9 million of severance and related benefits for 58 terminated employees and $3.5 million of future lease payments and other costs associated with vacated spaces in our Parsippany, New Jersey and Salem, New Hampshire facilities.

As of September 30, 2011, approximately $2.5 million of accrued restructuring expenses was included as a component of current accrued liabilities and $2.7 million was classified as long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2010, $1.7 million was included in our current accrued liabilities. We expect to pay $0.9 million in employee related costs through December 31, 2011 and the remaining costs of $1.1 million during the fiscal year ending December 31, 2012. We expect to pay $0.2 million in facilities costs through December 2011 and the remaining amounts totaling $3.0 million over the lease periods ending in 2015. During the three months ended September 30, 2010, the Company incurred employee termination costs for severance and benefits aggregating to $0.5 million.

Interest and Other Income, net

Interest and other income, net, was $3 thousand in the first nine months of 2011 as compared to income of $0.5 million during the same period in 2010. This decrease is primarily due to the gain of $0.5 million in January 2010 resulting from the settlement agreement reached between our subsidiary, Cantata Technology, Inc., or Cantata, and InterMetro Communications, Inc., or InterMetro, following the filing by Cantata of a complaint against InterMetro.

Interest Expense, net

Interest expense, net decreased by $1.2 million, or 8%, from $14.4 million in the first nine months of 2010 to $13.2 million in the same period in 2011. The decrease in 2011 is primarily attributable to lower interest rates in 2011 on our borrowings. The average interest rate in 2011 was 15% on the Term Loan Agreement, and 5.75% on the Revolving Credit Agreement, compared to 15.4%, inclusive of 2% PIK interest, on the Term Loan Agreement and 6.0% on the Revolving Credit Agreement in 2010. The Stockholder Loans bear a contractual annual interest rate of 20% compounded monthly in the form of a PIK. During the nine months ended September 30, 2011, we amortized an additional $1.0 million of deferred debt issuance costs related to the breach of the Minimum Liquidity covenant under the Term Loan Agreement.

Foreign Exchange Gains (Losses), net

Foreign exchange loss was $0.4 million in the nine months ended September 30, 2011 as compared to a foreign exchange gain of $0.1 million in the same period in 2010.

Income Tax Provision

We recorded an income tax provision of $0.6 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively. The tax expense for the nine months ended September 30, 2011 is primarily due to current tax payable in our profitable foreign entities with no corresponding tax attributes to offset current tax expense, which was partly offset by a decrease in the reserve for uncertain tax positions. The tax expense for the nine months ended September 30, 2010 is primarily comprised of a provision for uncertain tax positions and foreign income tax expense. There was no deferred provision recorded for either period.

Financial Position

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $9.0 million, compared to $24.6 million of cash and cash equivalents as of December 31, 2010. Of our cash and cash equivalents of $9.0 million at September 30, 2011, approximately $7.6 million was held by our subsidiaries outside the U.S. and could be subject to tax implications if repatriated to the U.S.

Our current primary sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement. As of September 30, 2011, we had borrowed $11.6 million under our Revolving Credit Agreement. Under the Revolving Credit Agreement, the unused line of credit totaled $13.4 million, of which $0.9 million was available to us. As of September 30, 2011, total liquidity including cash and availability under the Revolving Credit Agreement was $9.9 million as compared to $28.1 million on December 31, 2010.

In addition, at September 30, 2011, we had aggregate indebtedness of $97.7 million outstanding under the Term Loan Agreement and Stockholder Loans, of which $89.9 million had an original maturity in September 2013 and $4.6 million is due in March 2014. However, because we were not in compliance with any of the covenants under our Term Loan Agreement and certain covenants under the Revolving Credit Agreement, the Term Lenders and Revolving Credit Lender may accelerate the maturity date of the Term Loan and Revolving Credit Loans, respectively, to be immediately due and payable. In March 2011, we obtained a letter from the Term Lenders confirming that they will not under any circumstances accelerate the maturity date of the Term Loan prior to January 15, 2012. On July 26, 2011, the Revolving Credit Lender agreed not to accelerate the maturity date of any Revolving Credit Loans until the earliest of (i) January 15, 2012; (ii) the occurrence of any additional Event of Default or (iii) the occurrence of any Termination Event (as defined in the Term Loan Agreement). However, as of September 30, 2011, additional Events of Default had occurred and, accordingly, the Revolving Credit Lender currently has the right to accelerate the maturity date of the principal and the accrued interest under the Revolving Credit Agreement to be immediately due and payable and exercise all its remedies, including realizing against the collateral we have pledged to secure the loans outstanding under the Revolving Credit Agreement. On November 14, 2011, we executed a Forbearance Agreement with the Revolving Credit Lender whereby the Revolving Credit Lender agreed to forbear from exercising its right to accelerate the maturity date and its right to realize on its collateral before the earliest of (i) January 6, 2012; (ii) the occurrence of any additional Event of Default, which for this purpose includes the exercise by any third party of any rights or remedies against the Company or any of the Revolving Credit Guarantors; or (iii) the occurrence of any Termination Event. Accordingly, the debt has been classified as a current liability in the accompanying unaudited September 30, 2011 condensed consolidated balance sheet.

Immediately prior to completion of our business combination with Dialogic Corporation and as part of the integration of the operations of Dialogic Corporation, we undertook restructuring initiatives involving the elimination of approximately 59 positions through reductions in force affecting all departments. We and Dialogic Corporation both also undertook efforts to reduce headcount and streamline operations in 2008 and 2009. We continued to focus significant efforts on reducing costs during 2010 and in the first half of 2011. As we continue to integrate our operations with those of Dialogic Corporation, we expect our operating expenses to decrease going forward, and we are continuing to review our operations in order to identify additional measures to further reduce expenses. We decreased borrowings by $1.2 million under the Revolving Credit Agreement and used net cash in operating activities of $11.1 million in the first three quarters of 2011.

We are currently seeking a number of financing and strategic alternatives and are in discussions with the Term Lenders and Revolving Credit Lender with respect to our current noncompliance with the covenants under the Term Loan Agreement and Revolving Credit Agreement, and the related potential acceleration of the maturity date of amounts outstanding under such agreements. There can be no assurance that we will be able to renegotiate the terms of and restructure our Term Loan and Revolving Credit Loans by their respective maturity dates on acceptable terms or at all, or that our lenders will agree to extend forbear exercising their remedies under such agreements beyond January 15, 2012 in the case of the Term Lenders or January 6, 2012 in the case of the Revolving Credit Lender, or that we will be able to obtain sufficient financing or enter into other transactions to satisfy our existing debt obligations in a timely manner, or at all. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the Term Loan and Revolving Credit Loans, or either of them, and even if we could obtain additional financing, it is unlikely that we could obtain an amount sufficient to repay the Term Loan and Revolving Credit Loans in full. In the nine months ended September 30, 2011, we paid $10.0 million to service the interest payments on the Term Loan and Revolving Credit Agreements.

The Term Lenders and Revolving Credit Lender have security interests in all of our assets as described above and, in the event of an acceleration of our obligations under the Term Loan Agreement and Revolving Credit Agreement and our failure to pay the amounts that would then become due, the Term Lenders and Revolving Credit Lender could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including the Term Lenders, Revolving Credit Lender and the holders of the Stockholder Loans, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

        While we believe that our current cash resources, together with anticipated product and service revenues, would be sufficient to fund our operations, they are not sufficient to fund both our operations and payment of interest or repayment of principal on our outstanding indebtedness. In addition, we have based this estimate regarding the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of product and services revenues, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources, and our need for additional capital and the timing thereof, will depend on many factors, including primarily the amount of product and services revenues that we receive, as well as other factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.

In light of the circumstances described above, we are seeking to raise funds as soon as possible. We may seek to raise additional funds through public or private debt or equity financings or development financings. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios other than what we currently operate under. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

There can be no assurances that alternative financing will be available on acceptable terms or at all. If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of our development programs, and/or scaling back our commercial operations, or we may need to seek protection under the provisions of the U.S. Bankruptcy Code.

We believe that we will continue as a going concern. For the nine months ended September 30, 2011, we incurred a net loss of $45.6 million and used cash in operating activities of $11.1 million.

Operating Activities

Net cash used in operating activities of $11.1 million in the nine months ended September 30, 2011 was primarily attributable to our net loss of $45.6 million, partially offset by adjustments for non-cash items aggregating to $19.5 million for items such as depreciation, amortization, stock-based compensation, PIK interest expense on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges before net changes in operating assets and liabilities. Our operating assets decreased by $22.9 million and our liabilities decreased by $7.8 million. The decrease in operating assets relates to accounts receivable of $11.8 million, prepaid expenses of $5.1 million and inventories of $5.9 million. The decrease in our operating liabilities is primarily attributable to a decrease of $3.0 million in deferred revenue, and a decrease of $4.9 million in accounts payable and accrued liabilities, income taxes payable of $0.2 million offset by an increase in interest payable, related parties of $0.3 million.

Net cash provided by operating activities of $2.7 million in the nine months ended September 30, 2010 was primarily attributable to our net loss of $25.4 million, offset by adjustments for non-cash items aggregating to $26.6 million for items such as depreciation, amortization, interest expense payable-in-kind on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges before net changes in operating assets and liabilities. Our operating assets increased by $2.8 million and our operating liabilities decreased by $1.3 million in the nine months ended September 30, 2010. The increase in our operating assets was driven by an increase in accounts receivable balances. The decrease in our operating liabilities is primarily attributable to a decrease in accounts payable and accrued liabilities offset by an increase in interest payable on long-term debt and deferred revenue.

Investing Activities

Net cash used in investing activities of $3.5 million in the nine months ended September 30, 2011 consisted primarily of an increase of $1.0 million for restricted cash and $2.3 million in purchases of property and equipment.

Net cash used in investing activities of $2.1 million in the nine months ended September 30, 2010 consisted primarily of $1.8 million in purchases of property and equipment and $0.3 million in purchases of other assets.

Financing Activities

Net cash used in financing activities of $1.0 million in the nine months ended September 30, 2011 included $1.2 million in net repayments on our Revolving Credit Agreement to support our operations which was partly offset by $0.2 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $2.9 million in the nine months ended September 30, 2010 was due to payments of debt issuance fees of $3.6 million which were partly offset by net proceeds from our borrowings under Revolving Credit Agreement of $0.6 million.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

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

If the exchange rates between the U.S. dollar and the Great Britain Pound, Canadian dollar, Brazilian Reals and the Euros had increased or decreased by 10% in the nine months ended September 30, 2011, the foreign exchange (gain) or loss would have increased or decreased by less than $2.8 million. Due to the impact of actual changes in foreign currency exchange rates between the U.S. Dollar and these other currencies, we recorded foreign exchange losses of $0.4 million in the nine months September 30, 2011.

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

As of September 30, 2011, accounts receivable aggregating approximately $10.7 million were insured for credit risk, as compared to $11.9 million as of December 31, 2010, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, we are required to pay a premium equal to 0.20 % of consolidated revenues.

Interest Rate Risk

We had cash and cash equivalents totaling $9.0 million and $24.6 million at September 30, 2011 and December 31, 2010, respectively. Our current monetary assets are not exposed to significant interest rate risk due to their relatively short-term nature. Excess cash is invested with financial institutions and generally bears interest at fixed rates. Changes in interest rates on cash balances held with those financial institutions would not have a significant effect on our consolidated statement of operations.

We had debt aggregating $97.7 million and $96.8 million under our Term Loan Agreement and Stockholder Loans, and bank indebtedness of $11.6 million and $12.8 million as of September 30, 2011 and December 31, 2010, respectively. The bank indebtedness and the Term Loan Agreement bears interest at floating rates, generally tied to LIBOR. Accordingly, we are exposed to interest rate risk to the extent that our debt is at a variable rate of interest. We did not have any open derivative contracts relating to floating rate debt as of either September 30, 2011 or December 31, 2010. An increase or decrease in the interest rate by 10% would have increased or decreased interest expense by $1.1 million in each of the nine months ended September 30, 2011 and 2010.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that, because we have identified a material weakness with respect to our internal controls over financial reporting our disclosure controls and procedures were not effective as of December 31, 2010 to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*We are in default under our Term Loan Agreement and, if we are unable to restructure the Term Loan Agreement prior to the expiration of our forbearance agreement on January 15, 2012, the Term Lenders will have the right to accelerate our indebtedness and foreclose on substantially all of our assets. We are also in default under our Revolving Credit Agreement and, if we are unable to restructure the Revolving Credit Agreement prior to the expiration of our forbearance agreement on January 6, 2012, the Revolving Credit Lender will have the right to accelerate our indebtedness and foreclose on substantially all of our assets.

We are in breach of the financial covenants under our second amended and restated credit agreement, dated as of October 1, 2010, as amended, or the Term Loan Agreement, with Obsidian, LLC as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennebaum Opportunities Partners V, LP, as lenders, or, collectively, the Term Lenders, and credit agreement, dated as of March 5, 2008, as amended, or the Revolving Credit Agreement, with Wells Fargo Foothill Canada ULC, or the Revolving Credit Lender. The Term Lenders agreed to forbear exercising any remedies until January 15, 2012 and the Revolving Credit Lender has agreed to forbear exercising any remedies until January 6, 2012. While we believe that our current cash resources, together with anticipated product and service revenues, would be sufficient to fund our operations, they are not sufficient to fund both our operations and payment of interest or repayment of principal on our outstanding indebtedness. If we are unable to restructure our outstanding indebtedness under the Term Loan Agreement, or the Term Loan, prior to January 15, 2012 and the Revolving Credit Agreement, or the Revolving Credit Loans by January 6, 2012 or otherwise obtain sufficient financing to satisfy our existing debt obligations in a timely manner, our lenders may accelerate the indebtedness outstanding under the those agreements and exercise all their remedies, including realizing against the collateral we have pledged to secure those facilities.

The Term Lenders and Revolving Credit Lender have security interests in all of our assets as described above and, in the event of an acceleration of our obligations under the Term Loan Agreement and Revolving Credit Agreement and our failure to pay the amounts that would then become due, the Term Lenders and Revolving Credit Lender could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured and unsecured creditors, including the Term Lenders, Revolving Credit Lender and the holders of the Stockholder Loans, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

There are no assurances that we will be able to renegotiate the terms of and restructure our Term Loan and Revolving Credit Loans on acceptable terms or at all, or that our lenders will agree to forbear exercising their remedies under such agreements beyond January 15, 2012 in the case of the Term Lenders or January 6, 2012 in the case of the Revolving Credit Lender, or that we will be able to obtain sufficient financing or enter into other transactions to satisfy our existing debt obligations in a timely manner, or at all. If we are unable to do so and our lenders exercise remedies against our assets there may be little or no assets remaining for the holders of our equity securities.

*Our current capital raising efforts may not be successful in raising additional capital on favorable terms, or at all. Without sufficient additional capital to apply to repay our indebtedness, we may not be able to renegotiate the terms of our Term Loan and Revolving Credit Loans on terms that are acceptable to us, in which case we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects.

As of September 30, 2011, we had $109.4 million in total debt outstanding. As noted, while we believe that our current cash resources, together with anticipated product and service revenues, would be sufficient to fund our operations, they are not sufficient to fund both our operations and payment of interest or repayment of principal on our outstanding indebtedness. In light of the circumstances described above, we are currently seeking additional capital through public or private debt or equity financings or development financings.

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios other than what we currently operate under. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

Additionally, even if we are able to raise additional capital, if the amount of proceeds available to repay our indebtedness does not result in a meaningful reduction of our total leverage, we may not be able to restructure our existing indebtedness or obtain extensions of our forbearance agreements on terms that are acceptable to us. If we are unable to renegotiate our debt or obtain an extension of the forbearance agreements from our lenders, our lenders could accelerate our debt and exercise their remedies, including foreclosing their security interests against substantially all of our assets.

* Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt facilities limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, our debt could be accelerated.

As of September 30, 2011, we had $109.4 million in total debt outstanding. Our level of indebtedness could have significant consequences to us and our investors, such as:

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

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. At September 30, 2011, we failed to comply with all of the covenants under our Term Loan Agreement and certain of the covenants under the Revolving Credit Agreement. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. We do not anticipate having sufficient cash and cash equivalents to repay the debt should the related party lenders accelerate the maturity date and we would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all.

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

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock.

Our common stock traded as high as $7.75 and as low as $1.33 per share during the past 12 months. Some of the factors leading to this volatility include:

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

For the nine months ended September 30, 2011 and the year ended December 31, 2010, we used cash of $11.1 million and $5.9 million, respectively, to fund our operating activities. Immediately prior to completion of our business combination with Dialogic Corporation and as part of the integration of the operations of Dialogic Corporation, we undertook restructuring initiatives involving the elimination of approximately 59 positions through reductions in force affecting all departments. We and Dialogic Corporation both also undertook efforts to reduce headcount and streamline operations in 2008 and 2009. We continued to focus significant efforts on reducing costs during 2010 and in the first nine months of 2011. We may not be able to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations as planned.

*We have not had sustained profits and our losses could continue.

We have experienced significant losses in the past and never sustained profits. For the nine months ended September 30, 2011 and for the fiscal years ended December 31, 2010 and 2009, we recorded net losses of approximately $46.0 million, $46.7 million and $37.6 million, respectively. While we have been able to generate sufficient cash to fund our operations in the past, we may not generate sufficient cash flows to fund our operating commitments in the future.

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

•

Personnel: In 2009 Dialogic Corporation added a new Worldwide Controller with significant public company experience. As a result of our business combination with Dialogic Corporation, our global finance staff increased to more than 50 employees including employees with significant technical accounting and financial reporting backgrounds, significant tax, treasury and Financial planning and analysis skills. We further strengthened the finance team with the addition of a new Financial Reporting Director with technical SEC experience during the quarter ended June 30, 2011. We plan to continue to evaluate our personnel needs and hire experienced and qualified employees as appropriate.

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

Our executive officers, directors (or former directors), and certain of our affiliates beneficially owned or controlled approximately 52% of our outstanding common stock as of September 30, 2011. Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

For the nine months ended September 30, 2011 and for the fiscal years ended December 31, 2010 and 2009, revenues from outside of the Americas were approximately $80.5 million, $90.7 million and $84.7 million, respectively, or 54%, 51% and 48% of our total revenues, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Current accounting standards require that goodwill be evaluated for impairment at least annually and that long-lived assets such as intangible assets be evaluated periodically if there are any triggering events. We have $36.7 million of intangible assets, net and $31.2 million of goodwill as of September 30, 2011, that have originated from our acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008 and the reverse acquisition of Dialogic Corporation in 2010. While we have not had any impairment losses for our intangible assets and goodwill, any future impairment of our intangible assets or goodwill would have a negative impact on our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1			Incorporated By Reference		10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	05/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-138121	3.2	10/20/2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/20/2006

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/20/2010

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/06/2010

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	03/30/2007

4.3	Registration Rights Agreement.	8-K	001-33391	4.1	10/20/2006

10.1	Second Amendment to Employment Agreement, dated August 26, 2011, by and between Dialogic Inc. and Jean Gagnon	8-K	001-33391	10.1	8/26/2011

10.2	Offer Letter, dated September 26, 2011, by and between Dialogic Inc. and John T. Hanson	8-K	001-33391	10.2	9/29/2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.IN	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: November 14, 2011	By:	/s/ John T. Hanson
Name: John T. Hanson
Title: Principal Financial and Accounting Officer

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	05/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-138121	3.2	10/20/2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/20/2006

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/20/2010

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/06/2010

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	03/30/2007

4.3	Registration Rights Agreement.	8-K	001-33391	4.1	10/20/2006

10.1	Second Amendment to Employment Agreement, dated August 26, 2011, by and between Dialogic Inc. and Jean Gagnon	8-K	001-33391	10.1	8/26/2011

10.1	Offer Letter, dated September 26, 2011, by and between Dialogic Inc. and John T. Hanson	8-K	001-33391	10.2	9/29/2011

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.IN	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.