Form 10-K
period 2011-12-31
Dialogic Inc.
filed 2012-04-16
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33391

DIALOGIC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	7373	94-3409691
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

1504 McCarthy Boulevard

Milpitas, California 95035-7405

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

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2011, based on the closing price of such stock on the NASDAQ Global Market on such date, was approximately $69,962,423. Shares held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. The determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2012, 31,492,258 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2012 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

i

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Dialogic Inc. and its subsidiaries (the “Company,” “us,” “we,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K, including those made by our management , other than statements of historical fact, are forward-looking statements, including specifically forward looking statements regarding:

•	our ability to repay our outstanding debt;

•	our ability to raise additional funding when needed;

•	future expectations concerning cash and cash equivalents available to us;

•	our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance;

•	continued compliance with government regulations;

•	legislation or regulatory environments, requirements or changes adversely affecting the business in which we are engaged;

•	our ability to obtain and maintain intellectual property protection for our products;

•	the timing of initiation, progress or cancellation of significant contracts or arrangements;

•	the mix and timing of products and services sold in a particular period;

•	the impact of revenue recognition policies on the timing of both revenues and the related expenses;

•	our inability to maintain relationships with indirect channel partners;

•	the reluctance of customers to migrate to an IP network architecture;

•	fluctuations in customer demand; and

•	general economic conditions.

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

ii

Glossary of Terms

The following select abbreviations or acronyms are used within Part I, Item 1 — Business; Part I, Item 1A — Risk Factors; and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

3G	Third Generation
4G	Fourth Generation
API	Application Programming Interfaces
ATM	Asynchronous Transfer Mode
CAS	Channel Associated Signaling
Codec	Coder-Decoder
cPCI	Company Peripheral Component Integration
CRBT	Color Back Ring Tones
DCME	Digital Circuit Multiplication Equipment
DTMF	Dual Tone Multi Frequency
HMP	Host Media Processing
IMS	IP Multimedia Subsystems
IP	Internet Protocol
ISV	Independent Software Vendor
IVR	Interactive Voice Response
IVVR	Interactive Voice and Video Response
NGN	Next Generation Network
NMS	Natural MicroSystems
OCS	Office of the Chief Scientist
PBX	Private Branch Exchange
PCI	Peripheral Component Integration
PCI Express	Express Peripheral Component Integration
PRI	Primary Rate Interface
PSTN	Public Switched Telephone Network
SBCs	Session Border Controllers
SBO	Session Bandwidth Optimizer
Sigtran	Signaling Transport
SIP	Session Initiation Protocol
SIs	Systems Integrators
SMS	Short Message Service
SS7	Signaling System Number 7
TDM	Time Division Multiplexing
TEM	Technology Equipment Manufacturer
VAR	Value Added Reseller
VoIP	Voice over Internet Protocol

iii

PART I

Item 1. Business

Our Company

We are a leading provider of communications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the communication medium or network. We specialize in providing products and solutions that enhance the mobile communications experience. Our technology impacts over two billion mobile subscribers and our network solutions carry more than 15 billion minutes of traffic per month.

Wireless and wireline service providers use our products to transport, convert and manage data and voice traffic while enabling VoIP and other multimedia services. These service providers also utilize our underlying technology to provide innovative revenue-generating value-added services such as messaging, SMS, voice mail and conferencing which are also increasingly becoming video-enabled. Enterprises rely on our innovative products to enable the integration of IP and wireless technologies and endpoints into existing communication networks, and to enable applications that serve businesses, including unified communication applications, contact center and IVR/ IVVR.

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

Debt Arrangements

We have related party long-term debt under a Term Loan Agreement and Stockholder Loans, and bank indebtedness with a Revolving Credit Agreement.

On March 22, 2012, Dialogic Corporation entered into a third amended and restated credit agreement, or the Term Loan Agreement, with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP, as lenders, or, together, the Term Lenders. As of March 22, 2012, an aggregate of approximately $92.8 million of principal was outstanding under the Term Loan, or the Term Loans. In addition, the Term Lenders have at their discretion the ability to provide additional loans to Dialogic Corporation up to $10 million on the same terms of the Term Loans. As of April 5, 2012, we have received $1.0 million under this provision. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%, except that, in 2012 and thereafter if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and paid in kind. Upon the occurrence and continuance of an event of default, the term loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

As of December 31, 2011, Dialogic Corporation had $4.8 million in long-term debt payable to certain of our stockholders, including our Chief Executive Officer and members of our Board of Directors, or, collectively, the Related Party Lenders, bearing interest at an annual rate of 20% compounded monthly in form of a payment in kind, and repayable six months from the maturity date of the Term Loan Agreement, which, as of December 31, 2011 would have been March 2014, and under the third amended and restated Term Loan Agreement, would be in September 2015.

Dialogic Corporation also has a working capital facility pursuant to a credit agreement dated as of March 5, 2008, as amended, or the Revolving Credit Agreement, with Wells Fargo Foothill ULC, as administrative agent and as a lender, or the Revolving Credit Lender. On March 22, 2012, Dialogic Corporation entered into a Consent and Seventeenth Amendment, or the Seventeenth Amendment, relating to the Revolving Credit Agreement. Under the Seventeenth Amendment, the Revolving Credit Lender waived the events of default existing under the Revolving Credit Agreement as of March 22, 2012 and agreed to certain amendments to the Revolving Credit Agreement.

Pursuant to the Seventeenth Amendment, the Revolving Credit Agreement maturity date was amended and extended to the earlier of (i) March 31, 2015 and (ii) expiration of the Term Loan Agreement. Dialogic Corporation may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to Dialogic Corporation and certain guarantors of the Revolving Credit Agreement, which is referred to as the “borrowing base.”

Recent Financing Activity

On April 11, 2012, we entered into a securities purchase agreement, or the Purchase Agreement, with accredited investors, including certain related parties, or the Investors, pursuant to which we issued and sold $39.5 million aggregate principal amount of convertible promissory notes, or the Notes, and one share of our Series D-1 Preferred Stock, par value $0.001 per share, or the Series D-1 Preferred Share, to the Investors in a private placement, or the Private Placement.

The Investors in the Private Placement included the Term Lenders and Related Party Lenders. The Term Lenders purchased $34.5 million aggregate principal amount of Notes in exchange for the cancellation of (i) $33.0 million in outstanding principal under the Term Loan Agreement, $3.0 million of which represents accrued but unpaid interest that was capitalized under the Term Loan Agreement on March 22, 2012, or the Interest Amount, and (ii) a prepayment premium of $1.5 million triggered by the cancellation of the outstanding debt described above. The Related Party Lenders purchased the remaining $5.0 million aggregate principal amount of Notes in exchange for the cancellation of outstanding debt.

The Notes bear interest at the rate of 1% per annum, compounded annually, and are convertible into shares of our common stock. The conversion price of the Notes is generally $1.00 per share, provided that the Notes issued to the Term Lenders in exchange for the cancellation of the Interest Amount will have a conversion price of $0.87 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest will automatically convert into shares of our common stock upon stockholder approval of the Private Placement.

Pursuant to the Purchase Agreement, we have agreed to call a meeting of the stockholders by June 30, 2012 to approve the Private Placement. If stockholder approval and the resulting conversion of the Notes do not occur by June 30, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date; however, amounts due under the Notes cannot be repaid before amounts outstanding under the Term Loan Agreement and Revolving Credit Agreement. The Notes are subordinated to our outstanding loans under the Term Loan Agreement and the Revolving Credit Agreement. We may not prepay such Notes prior to June 30, 2012 without the consent of the Term Lenders and Revolving Credit Lender.

Concurrently with the Private Placement, Dialogic Corporation, the Company and certain of our subsidiaries entered into a First Amendment to the Term Loan Agreement, or the First Amendment, with the Term Loan Lenders and an Eighteenth Amendment to Revolving Credit Agreement, or the Eighteenth Amendment, with the Revolving Credit Lender.

Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the conversion of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for the Notes as described above and the Series D-1 Preferred Share, subject to payment of a prepayment premium of $1.5 million, which we also paid through the issuance of Notes. The Term Loan Agreement was also amended to permit us to issue the remaining Notes sold in the Private Placement. Pursuant to the Eighteenth Amendment, the Revolving Credit Agreement was also amended to permit us to issue the Notes.

We issued the Series D-1 Preferred Share to Tennenbaum Opportunities Partners V, LP, one of the Term Lenders, a principal stockholder of the Company and an affiliate of Rajneesh Vig, a member of our Board of Directors, in exchange for cancellation of $100 in outstanding principal under the Term Loan Agreement. The Certificate of Designation of the Series D-1 Preferred Stock, or the Certificate, authorizes one share of Series D-1 Preferred Stock, which, except as set forth below, is non-voting and is not convertible into other shares of our capital stock. However, following stockholder approval of the Private Placement, if it occurs, the holder of the Series D-1 Preferred Share, or the Holder, has the right to designate certain members of the Board as follows:

•

four directors to the Board (each director to the Board designated and elected pursuant by the Holder, a Series D-1 Director, and all such directors, the Series D-1 Directors) at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least 45% of the then issued and outstanding shares of Common Stock (assuming (x) the exercise in full of all warrants then exercisable by the Holder and any affiliates thereof and (z) conversion or exercise, as applicable, of any other securities of the Company that by their terms are convertible or exercisable into shares of Common Stock that are held by the Holder, or, collectively, the Fully Diluted Common Stock);

•	three Series D-1 Directors at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least 30% and less than 45% of the Fully Diluted Common Stock;

•	two Series D-1 Directors at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least 10% and less than 30% of the Fully Diluted Common Stock; or

•	one Series D-1 Director at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least three percent and less than 10% of the Fully Diluted Common Stock.

At any time when the Holder has the right to designate two or more directors, one such director will be the chairman of the Board.

The Certificate further provides that we must obtain the Holder’s consent to, among other things, (i) take any action that alters or changes the rights, preferences or privileges of the Series D-1 Preferred; (ii) convert the Company into any other organizational form; (iii) change the size of the Board of Directors; (iii) appoint or remove the chairman of the Board of Directors; or (iv) establish, remove or change the authority of any committee of the Board of Directors or appoint or remove members thereof.

Business Combination with Dialogic Corporation

On October 1, 2010, we completed our business combination with Dialogic Corporation, a British Columbia corporation, in accordance with the terms of an acquisition agreement dated May 12, 2010. We acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of approximately 22.1 million shares of our common stock, after giving effect to the stock split described below and, accordingly, Dialogic Corporation became our wholly-owned subsidiary. All outstanding options to purchase Dialogic Corporation common shares were cancelled and new options to purchase shares of our common stock were granted. After taking into account the issuance of stock options to purchase our common stock in exchange for Dialogic Corporation options at October 1, 2010, the former Dialogic Corporation shareholders and optionholders held approximately 70% and our existing stockholders held approximately 30% of our outstanding securities following the combination. As of October 1, 2010, there were approximately 31.0 million shares of our common stock issued and outstanding, after taking into account the effect of the one-for-five reverse stock split approved by the our stockholders on September 30, 2010. As of October 1, 2010, we changed our name from Veraz Networks, Inc. to Dialogic Inc. and on October 4, 2010, our common stock began trading on The NASDAQ Global Market under the symbol “DLGC”. Our business combination with Dialogic Corporation was accounted for as a reverse acquisition under the acquisition method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.

Industry Background

The telecommunications industry has traditionally been highly regulated. However, in recent years regulatory barriers to entry have been removed and service providers with telephone, cable, and wireless networks have expanded their offerings to voice, data, and video services over a single broadband platform, increasing competition in the industry.

This increase in competition has also led to steep price reductions, which have in turn caused the revenues of incumbent telecom operators to decline. At the same time, the demand for IP-based technologies increased due to the need to reduce costs and the need to diversify revenue streams. In developed countries, services are increasingly bundled; for example, Internet access is often bundled with voice telephony and television channels. Service providers and enterprises either maintain their legacy networks or steadily plan on migrating telecom systems from PSTN to a single IP network to deliver video calls, text messaging, and location-based services and other high-demand services.

Our products allow service providers to deploy services smoothly over disparate networks. We offer a softswitch that allows new services to be implemented securely and dynamically throughout the entire network along with routing, billing, and number portability for operational savings. Our media servers enable creation of value-added communications services. Our media gateways interconnect multimedia streams and include bandwidth and codec optimization. We also offer optimization of wireless communication streams in the backhaul network. Our video gateway converts pictures and video streams from different compression formats seamlessly enabling the delivery of video between different network generations and multiple types and sizes of devices and screens. We also offer a session border controller with a secure proxy architecture that is transparent to the end-to-end flow of signaling messages, enabling a reduction in the time and cost of deploying new services.

Our products meet specific customer requirements and industry standards, and are subject to various laws, restrictions and regulations, including, but not limited to, environmental protection, import-export controls, and political and economic boundaries, which are more fully discussed in “Item 1A. Risk Factors.”

Our Products

Our products include both Next-Generation products that serve the growing mobile and IP networks and also connect these disparate networks together, as well as Legacy products that serve the TDM networks.

Our Next-Generation products and solutions are offered in four main categories:

Service Provider Infrastructure: These products serve in the core or edge of a service provider network and make the fundamental connections that allow networks to function. Our service provider product portfolio includes a Class 4 softswitch, network signaling products such as Sigtran for SS7 over IP networks, and media gateways that connect IP and PSTN networks. Dialogic has also invested in expanding our SBC product line and we now have SBCs that reside both on-premise to service SIP trunks and at the edge of a network for peering or access from one type of IP network to another.

Our Next-Generation switching solution consists of the Dialogic® ControlSwitch™ System, a Class 4 IP softswitch and service delivery platform comprised of numerous IMS-compatible software modules. This product suite allows our customers to customize and tailor solutions. Our gateways enable communication from one type of network to another and convert from one type of media stream format to another and/or one type of signaling format to another. Our Dialogic® BorderNet™ 500 Enterprise SBC is a turnkey appliance that enables any to any routing for the connection of SIP trunks and hosted SIP services. Our Dialogic® Bordernet™ 2020 product is a combined gateway and SBC that supports IP-to-IP transcoding for network peering applications and mediation, thereby eliminating the need for separate SBCs in an environment where only the mediation function is required. Our Dialogic® BorderNet™ 3000 Session Border Controller is a compact, highly reliable security and session management platform for access to mobile and fixed VoIP networks. In 2012, we will also introduce a high performance Dialogic® BorderNet™ 4000 SBC, which will enable peering for both wireless and wireline IP-based service provider networks.

Bandwidth Optimization: These products serve in the core or edge of a service provider network and address the capacity challenges of networks by optimizing the media traffic on these networks. Our bandwidth optimization products consist of our Dialogic® I-Gate® 4000 family of media gateways and enable service providers to gain more bandwidth out of their existing infrastructure. The I-Gate 4000 SBO Mobile Backhaul solution can deliver high quality data and voice optimization for both 3G and 2G networks and can deliver up to 50% additional bandwidth over existing infrastructure. The I-Gate 4000 SBO Core optimizes VoIP traffic in 3G mobile and next generation switching networks in the core of the network.

Value-Added Services / Cloud Enablement: These platforms enable our customers to build advanced communication applications such as messaging, IVR, conferencing and SMS applications that may be delivered by our customers either via a cloud delivery model or via a stand-alone solution model. The Dialogic® PowerMedia™ software act as media servers that allow our customers and partners to build rich value-added service applications including voice mail, IVR, contact center, facsimile, conferencing, speech recognition, unified messaging, SMS, CRBT, and announcement systems. PowerMedia performs multimedia processing tasks on general-purpose servers without requiring the use of specialized hardware (available in Linux and Windows versions) and uses our existing APIs and industry standard APIs as the programming environment to support high density advanced multimedia features. These advanced multimedia functions include transcoding a variety of video codecs, transrating different screen sizes and enabling mobile video conferencing of a variety of different mobile devices.

Mobile Video: We offer Dialogic® Vision™ gateways that can connect SIP-based video and multimedia services to both voice-only and video/3G enabled mobile devices. The ability of these gateways to simultaneously support video and voice-only calls simplifies the routing and switch logic needed to support video and voice services. In 2011 we also trialed Video Quality of Experience software. This software, known as the Dialogic® VisionVideo™ Software Solution, can help companies in the mobile video ecosystem to monetize their offerings. By blending video content identification with analysis of perceived video quality, the VisionVideo Software Solution provides an innovative method — incorporating patent-pending technology — for analyzing and tracking video quality as perceived by the end consumer. A result of years of intense research and development, this unique offering can validate that the right content is delivered to the right device with the right quality.

Our Legacy products and solutions serve the TDM only markets. While all networks are moving to IP or mobile based networks, TDM networks still exist and will continue to exist for many years. As such, there will continue to be demand, albeit decreasing demand, for the TDM products to connect to these existing networks. Our Legacy products are offered via an array of traditional network and/or media processing boards that range from two-port analog interface boards to octal span T1/E1 media and network interface boards. These products connect to and interact with an enterprise or service provider based circuit switched network, and support a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem and speech integration. The boards are grouped into four media board families, i.e., Dialogic® Media and Network Interface boards with various architectures, Dialogic® Diva® Media Boards, Dialogic® CG Series Media Boards and Dialogic® Brooktrout® Fax Boards.

We have expanded upon our experience with voice solutions to include data and video. We believe that the continued demand for services by mobile users will drive increasing demand for bandwidth and, as a result, we have continued to invest in data optimization products for our portfolio to enable mobile operators to expand their bandwidth in the mobile backhaul access portion of the network. We are also actively expanding products enabling video applications to mobile devices. Our customers and partners are increasingly adding video to value-added service application and our products support key video codecs, perform video transcoding and transrating functions from one codec type to another, and enable video play/record and video conferencing. We also support the new voice functionality such as high definition voice codecs.

Sales, Services and Marketing

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

Marketing. Our marketing and product management teams focus their efforts on increasing awareness of our Company and our brand, generating qualified sales leads and heightening product awareness. The marketing teams establish relationships with local partners to communicate product enhancements and capabilities and work closely with our engineers.

As of December 31, 2011, our sales, marketing and services organizations consisted of 178 employees located in the United States and in more than 21 other countries around the world. Sales and marketing expenses totaled $54.3 million for 2011 and $51.5 million for 2010.

Technology, Research and Development

Continued investment in research and development is critical to remaining a leader in the market segments within which we compete. Our global research and development team is located in 11 different locations within six countries and is responsible for designing, developing, and enhancing our solutions, testing and quality assurance, and ensuring interoperability with third-party hardware and software products as well as current and emerging industry standards. As of December 31, 2011, we had 314 employees primarily devoted to research and development activities. Research and development expenses totaled $54.5 million for 2011 and $46.2 million for 2010.

Customers

Our target customers include both direct service providers as well as enterprise customers and indirect channel partners such as TEMs, ISVs, VARs, and SIs engaged in the sale of communications technology equipment to enterprise and service provider end customers. Our global presence allows us to distribute our products and support our customers worldwide. In 2011, we sold our solutions to over 651 customers in over 80 countries. Revenue from customers located outside of the United States represented 61% of our total revenue in 2011 and 54% of our total revenue in 2010. No customer accounted for over 10% of our revenues during the year ended December 31, 2011. For the year ended December 31, 2010, Scansource, our then largest distributor in the United States, accounted for 10% of our total revenues. One customer accounted for 12% of the Company’s accounts receivable as of December 31, 2011. As of December 31, 2010, a different customer accounted for 10% of the Company’s accounts receivable.

Competition

The market for communication solutions and communications-enabling technology solutions is highly competitive and characterized by continuous technological change. We believe that the principal competitive factors in our industry include product features, price, customer service (including technical support and product warranty), and product availability. We believe that we compete favorably within each of these categories. We compete with a number of vendors across our various product lines including Acme Packet, Inc., Alcatel-Lucent, Audiocodes Ltd., Cisco Systems, Inc. Genband Inc., Huawei Technologies Co. Ltd., Radisys Corporation, Metaswitch Networks and Sonus Networks, Inc., among others.

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

As of December 31, 2011, we owned approximately 94 issued U.S. patents, approximately 55 issued foreign patents within 22 patent families, and have approximately 85 patent applications pending worldwide. Our already issued patents and any patents that may be granted on our currently pending patent applications will expire over the course of the next approximately 20 years. We also have registered trademarks and pending applications to seek trademark registrations in the United States and various foreign countries of perceived interest and/or relevance. Among the registered trademarks are those for brands, such as Dialogic, Brooktrout, I-GATE, and Diva, under which we sell and/or market certain products. We also have registered trademarks for terms that are used in connection with our product and/or corporate marketing efforts, including the term “Video is the New Voice”.

Patents, by definition, have a fixed term, and the terms of some of our patents have already expired. As this continues to occur, and although we strive to offset the expiration of patents by obtaining new patents and filing new patent applications, technology covered by the expiring patents will no longer be patented and, as discussed further in “Risk Factors,” the expiration of a patent can result in increased competition and an adverse impact on revenues, cash flows and earnings. Trademarks do not have a fixed term; however, we expect to allow some of our current registered and pending trademarks to expire or become abandoned in the coming years, and although it is possible that such expiration could carry with it associated risks, it is expected that such risks will be minimal, if any, to the extent that such trademarks relate to company names (such as Veraz, Cantata, Snowshore and NMS Communications), which are no longer focal points in selling and marketing our products or our company.

We have incorporated third-party licensed technology into certain of our current products. From time to time, we may be required to license additional technology from third parties to develop new products or to enhance existing products. Based on experience and standard industry practice, we believe that licenses to use third-party technology generally can be obtained on commercially reasonable terms. The risks associated with third-party licenses are more fully discussed in “Item 1A. Risk Factors.”

Manufacturing and Suppliers

We use a combination of internal and external manufacturing. We use third-party contract manufacturers to produce our electronics, which are then configured and distributed from our internal facilities. We also produce a number of products using a direct fulfillment model, which we are expanding to other products. Our integration and distribution facilities are situated in Parsippany, New Jersey and Hyannis, Massachusetts in the U.S. and internationally in Dublin, Ireland and Petach Tikva, Israel. Our Quality Management System is certified to ISO 9001:2008 and includes both product development facilities and manufacturing facilities. In addition, our Environment Management System is certified to ISO 14001:2004 for the facilities listed above. Our primary contract manufacturers are based in Wisconsin and Migdal Haemek , Israel. Both of these manufacturers are certified to ISO 9001:2008 and the facilities in Wisconsin and Israel, where products are manufactured, are also certified to ISO 14001:2004.

Environment

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2011, we had a total of 808 employees, including 178 in sales, marketing and services, 314 in research and development, 214 in manufacturing operations and quality assurance and 102 in a general and administrative capacity. We had 427 employees in the United States and Canada and 381 employees in the rest of the world, with the majority of such non-North American employees being located in Europe and Asia. We also employ 30 temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment except in locations where all employees are generally part of a collective bargaining agreement, such as in France, Slovenia, Spain and Brazil. As required in certain foreign countries, national collective agreements may apply to certain of our employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We maintain a website at www.dialogic.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Annual Report on Form 10-K. Further copies of the reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

Item 1A. Risk Factors

Our business faces significant risks, some of which are set forth below to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Annual Report on Form 10-K. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. These risks should be read in conjunction with the other information set forth in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

We have received a letter regarding an informal inquiry by the SEC, and cooperation with such governmental inquiry may cost significant amounts of money and require a substantial amount of management resources.

On March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry, or the SEC Informal Inquiry, and requesting that we preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed us that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. Our Board of Directors, or the Board, appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP, or Sheppard Mullin, as outside counsel to the committee, The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and we have updated and improved our compliance procedures. In addition, the Company produced documents to the Department of Justice, or DOJ, relating to the SEC Informal Inquiry. With our counsel, we continue to fully cooperate with the SEC and DOJ, in connection with the SEC Informal Inquiry. We have incurred and may continue to incur significant costs related to the SEC Informal Inquiry, which will have a material adverse effect on our financial condition and results of operations. Further, the SEC Informal Inquiry has caused and may continue to cause a diversion of management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

The SEC Informal Inquiry may turn into a formal investigation and result in charges filed against us and in fines or penalties.

The SEC and/or DOJ may decide to turn the SEC Informal Inquiry into a formal investigation. Should they do so, criminal or civil charges could be filed against us and we could be required to pay significant fines or penalties in connection with such investigation or other governmental investigations. Any criminal or civil charges by the SEC or other governmental agency or any fines or penalties imposed by the SEC could materially harm our business, results of operations, financial position and cash flows.

We have not sustained profits and our losses could continue. Without sufficient additional capital to apply to repay our indebtedness, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects. Our current capital raising efforts may not be successful in raising additional capital on favorable terms, or at all.

We have experienced significant losses in the past and never sustained profits. For the years ended December 31, 2011, 2010 and 2009, we recorded net losses of approximately $54.8 million, $46.7 million and $37.6 million, respectively. As of December 31, 2011, we had $107.2 million in total debt outstanding, we were not in compliance with any of the financial covenants then in effect under the Term Loan Agreement and we were also in default under the Revolving Credit Agreement. Although existing defaults were waived in connection with the third amended and restated Term Loan Agreement and Seventeenth Amendment, if we fail to comply with the covenants under such agreements, the maturity date of our outstanding indebtedness may be accelerated. In addition, under the terms of the Notes, if stockholder approval and the resulting conversion of the Notes do not occur by June 30, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date; provided that amounts due under the Notes cannot be repaid prior to amounts outstanding under the Term Loan Agreement and Revolving Credit Agreement.

While we believe that our current cash resources, together with anticipated product and services revenues, will be sufficient to fund our operations, including interest payments, in 2012, they may not be sufficient to fund both our operations and repayment of principal on our outstanding indebtedness in 2013 or beyond. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the Revolving Credit Lender or the Term Lenders accelerate the maturity date of outstanding debt or if the Notes become due and payable, and we would be forced to seek alternative sources of financing. In light of these circumstances, we are currently seeking additional capital through public or private debt or equity financings or development financings.

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios other than what we currently operate under. The conversion of the Notes, if it occurs, will result in substantial dilution to our stockholders and any additional equity financing would also likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

In the event of an acceleration of our obligations under the Term Loan Agreement or Revolving Credit Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender or Term Lenders could seek to foreclose on our assets. As a result of this, or if our stockholders do not approve the Private Placement and the Notes become due and payable, we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or our affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender, followed by any unsecured creditors such as the holders of the Notes, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt facilities limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our covenants, the maturity date of our outstanding indebtedness could be accelerated.

Our level of indebtedness could have significant consequences to us and our investors, such as:

•	requiring substantial amounts of cash to be used for debt service, rather than other purposes, including operations;

•	limiting our ability to plan for, or react to, changes in our business and industry;

•	limiting our ability to obtain additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•

requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements;

•	increasing the risk of our failing to satisfy our obligations with respect to our debt instruments and/or to comply with the financial and operating covenants;

•

influencing investor, vendor, and customer perceptions about our financial stability and limiting our ability to obtain financing, obtain optimal payment terms and discounts with vendors or maintain and acquire customers

•	limiting our ability to meet payment obligations as set out in our agreements; and

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. If we fail to comply with these covenants it could result in events of default under our debt instruments that, if not cured or waived, could result in an acceleration of our debt. In the event of the acceleration of an acceleration of our obligations under our debt instruments, we do not anticipate having sufficient cash and cash equivalents to repay such debt and we would be forced to seek alternative sources of financing. If we fail to pay amounts that become due under our debt instruments, our lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code as described above.

We are dependent on revenue from mature products, including TDM products. Our success depends in large part on continued migration to IP network architecture for sales of our newer IP and IP enabled products portfolio. If the migration to IP networks does not occur or if it occurs more slowly than we expect or if sales of our newer products do not develop as expected our operating results would be harmed.

Currently, we derive a significant portion of our product revenue from TDM media processing boards. These products connect to and interact with an enterprise or service provider-based circuit switched network and support some or all of a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem, speech integration, and monitoring. This business has been declining as networks increasingly deploy IP-based technology. This technology migration resulted in a decrease in sales of our TDM products over the last several years. If we are unable to develop substantial revenue from our newer IP-based product lines, our business and results of operations will suffer. Although we have developed a migration path to IP-based products, the TDM products remain a sizable portion of our revenue. If our migration path to IP products is unsuccessful, we may not be able to mitigate the revenue loss due to the decrease in sales of our TDM products.

Our IP and IP-enabled products are used by service providers and enterprises to deliver communications over IP networks. Our success depends on the continued migration of customers to a single IP network architecture, which depends on a number of factors outside of our control. For example, service providers may not see the value in our new mobile backhaul bandwidth optimization products or session bandwidth controller and may decide to delay or forgo making purchases altogether. Further, existing networks include switches and other equipment that may have remaining useful lives of 20 or more years, and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business and video model. As a result, customers may defer investing in products such as ours that are designed to migrate communications to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.

If we fail to maintain compliance with the continued listing requirements of The NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet the continued listing requirements of The NASDAQ Global Market, or the NASDAQ Listing Standards, including, but not limited to, a minimum closing bid price of $1.00 per share, or the Bid Price Rule, and a market value of publicly held shares of at least $15.0 million, or the Market Value Rule.

On March 5, 2012, we announced that we had received a letter, dated February 28, 2012, from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market pursuant to the Bid Price Rule. In accordance with NASDAQ Listing Standards, we have been given 180 calendar days, or until August 27, 2012, to regain compliance. To regain compliance, the bid price for our common stock must close at $1.00 or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Bid Price Rule by August 27, 2012, but apply for listing on The NASDAQ Capital Market by such date, provided we meet the initial inclusion and continued listing requirements of that market other than the $1.00 per share bid price requirement, and provide the Staff with written notice of our intention to cure the deficiency, we will be granted an additional 180 calendar day compliance period.

On March 5, 2012, we also announced that we had received a letter, dated February 28, 2012, from the Staff notifying us that, for the last 30 consecutive business days, the market value of our publicly held shares had been below the minimum $15.0 million requirement for continued listing on The NASDAQ Global Market pursuant to the Market Value Rule. In accordance with the NASDAQ Listing Standards, we were given 180 calendar days, or until August 27, 2012, to regain compliance with the Market Value Rule. To regain compliance, the market value of our publicly held shares must close at $15.0 million or more for a minimum of 10 consecutive business days.

If we do not regain compliance with the Bid Price Rule by August 27, 2012, and are not eligible for an additional compliance period at that time, and if we do not regain compliance with the Market Value Rule by August 27, 2012, the Staff will provide us a written notification that our common stock is subject to delisting. At that time, we may either apply for listing on The NASDAQ Capital Market, provided we meet the initial inclusion and continued listing requirements of that market, or appeal the Staff’s delisting determination to a Hearings Panel, or the Panel. We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

If we continue to fail to comply with the NASDAQ Listing Standards, we may consider transferring to The NASDAQ Capital Market, provided we meet the initial inclusion and continued listing requirements of that market, which is a lower tier market, or our common stock may be delisted and traded on the over-the-counter bulletin board network. Moving our listing to The NASDAQ Capital Market could adversely affect the liquidity of our common stock. If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	a reduced amount of news and analyst coverage for us;

•	a decreased ability to issue additional securities or obtain additional financing in the future;

•	reduced liquidity for our stockholders;

•	potential loss of confidence by partners and employees; and

•	loss of institutional investor interest and fewer business development opportunities.

We cannot take certain fundamental actions without the consent of the Holder of the Series D-1 Preferred Share.

For as long as the Series D-1 Preferred Share is outstanding, the Holder will be have a number of rights, including the right to approve certain changes to the size and composition of the Board and its committees. It is possible that the interests of the Holder and the holders of our common stock may be inconsistent, resulting in the inability to obtain the consent of the Holder to matters that may be in the best interests of the common stockholders.

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock.

Our common stock traded as high as $5.25 and as low as $0.93 per share during 2011. Some of the factors leading to this volatility include:

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

•	delays in producing finished goods inventory for shipment;

•	market conditions in the telecommunications industry;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	deviations in our operating results from the estimates of analysts;

•	additions or departures of key personnel;

•	the small public float of our outstanding common stock in the marketplace; and

•

concerns about our degree of leverage, our liquidity and whether we will be able to comply with the covenants under our Term Loan Agreement and Revolving Credit Agreement and to pay debt service when due, each as discussed in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

For the year ended December 31, 2011, we used cash of $10.5 million to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2011. In doing so we reduced head count by 60 and 59 individuals during the years ended December 31, 2011 and 2010, respectively, and reduced our number of subcontractors from five down to two. We successfully reduced quarterly operating costs from $38.6 million to $33.2 million (excluding restructuring charges) per quarter between the first quarter of 2011 and the fourth quarter of 2011. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

We have no internal hardware manufacturing capabilities and depend exclusively upon contract manufacturers to manufacture our hardware products. Our failure to successfully manage our relationships with our contract manufacturers would impair our ability to deliver our products in a manner consistent with required volumes or delivery schedules, which would likely cause us to fail to meet the demands of our customers and damage our customer relationships. We have reduced our number of contract manufacturers from five down to two in 2011.

We outsource the manufacturing of all of our hardware products to two subcontractors, namely Plexus Corporation and Flextronics (Israel) Limited. These contract manufacturers provide comprehensive manufacturing services, including the assembly of our products and the procurement of materials and components. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available or may not allocate their internal resources to fill our orders on a timely basis. Moreover, although the reduction in number of our contract manufacturers has consolidated product builds and reduced costs, it increases the risk of a greater number of orders being unfulfilled should problems occur at either subcontractor.

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

Disclosure controls are procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that the information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2011. Based on this evaluation, management concluded that the material weakness identified in connection with its evaluation of our internal controls as of December 31, 2010 had not yet been remediated. The material weakness identified as of December 31, 2010 related to a lack of sufficient accounting and finance personnel with technical accounting expertise to apply accounting requirements to non-routine and complex transactions and to perform in-depth analysis and review of accounting matters within the timeframes set by management for finalizing financial statements. While management did hire several new accounting and finance personnel during 2011 and did establish certain new processes and controls as more fully described below, as a result of the timing of when these controls were put in place in the fourth quarter of 2011, management determined that these controls were not in place for a sufficient period of time to conclude that they were operating effectively. Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management has taken measures to remediate the material weakness previously identified. These measures are broadly grouped into the following categories: (a) improving finance staff, (b) implementing appropriate internal control processes and procedures, and (c) training.

•

Improving finance staff: During 2011, the finance department was enhanced by the hiring of a new Chief Financial Officer (October 2011) with significant industry and U.S. public company experience; a new Director of Financial Reporting with specific responsibility for improving internal controls and overseeing SEC reporting; and a new Corporate Tax Director with significant experience in federal, state and international tax. In addition, we promoted a divisional controller with significant industry and revenue recognition experience to Corporate Controller. We continue to evaluate our personnel needs and hire talented and qualified employees as appropriate and as needed.

•

Implementing appropriate internal control processes and procedures: We have steadily made improvements in our internal control processes during 2011, with more significant actions taken in the fourth quarter of 2011. Such process improvements have included, but are not limited to, the establishment of a centralized electronic database of key contracts, accounting records and related documentation, increased uniformity and consistency with respect to customer contracts, accounting records and related documentation, and increased level of management review of key processes, particularly the revenue cycle and sales process. In addition, we have implemented more detailed management reviews of period-end account reconciliations and analyses in the areas of accruals, inventory, revenue and related reserves, accounts receivable and stock-based compensation. During the fourth quarter, we also established a more timely and efficient financial close schedule and integrated two instances of our Oracle ERP system into one, which we expect will enhance our reporting capabilities in 2012.

•

Training: In 2011, we held a controllers’ conference that provided opportunities for professional development and technical accounting education in areas such as revenue recognition, impairments, restructuring and debt. Our finance team members participate in other relevant and available courses to enhance their technical skills. We have also instituted regular weekly finance team calls to discuss accounting and finance matters and to align our goals and objectives. Further, we provide cross-training amongst members of our finance team to ensure critical processes and controls can be performed by more than one individual.

Further, management has engaged an outside consultant to further review the design effectiveness of our internal controls and perform sufficient testing to determine the operating effectiveness of internal control over financial reporting for the year ended December 31, 2012.

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot make assurances that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth, or profitability.

Competition in the market for our products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent. We also face competition from other telecommunications and networking companies, including Acme Packet, Inc., Audiocodes Ltd., Cisco Systems, Inc. Genband Inc., Radisys Corporation, Metaswitch Networks and Sonus Networks, Inc., among others. While some of the established competitors are exiting the market, we are seeing increasingly intense competition from Huawei Technologies Co. Ltd., which leverages its broad product portfolio and significant financial resources to compete with us for our switching business.

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

To compete effectively, we must deliver innovative products that:

•	offer edge-based connection and security infrastructure products for IP networks;

•	enable fixed and mobile value-added services, including video-based services;

•	provide extremely high reliability, compression rates, and voice quality;

•	scale and deploy easily and efficiently;

•	interoperate with existing network designs and other vendors’ equipment;

•	support existing and emerging industry, national, and international standards;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services; and

•	provide a cost-effective and space efficient solution for service providers.

Some of our competitors and potential competitors may have a number of significant advantages over us, including:

•	a longer operating history;

•	greater name recognition and marketing power;

•	preferred vendor status with our existing and potential customers;

•	significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements; and

•	lower cost structures.

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

Our executive officers, directors (or former directors), and certain of our affiliates beneficially owned or controlled approximately 50% of our outstanding common stock as of December 31, 2011. If the stockholders approve the Private Placement and the Notes convert into shares of our common stock, such individuals and entities will beneficially own approximately 81% of our outstanding common stock (assuming conversion of the Notes at the current conversion price and exercise of outstanding warrants to purchase our common stock). Accordingly, these stockholders, acting as a group, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Because of the nature of some of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers have only recently begun to commercially deploy our products or deploy our products in larger configurations and they may discover errors or defects in the software or hardware, the products may not operate as expected, or our products may not be able to function in the larger configurations required by certain customers. If we are unable to correct errors or other performance problems that may be identified after full deployment of our products, we could experience:

•	cancellation of orders or other losses of or delays in revenues;

•	loss of customers and market share;

•	harm to our reputation;

•	a failure to attract new customers or achieve market acceptance for our products;

•	increased service, support, and warranty costs and a diversion of development resources;

•	increased insurance costs and losses to our business and service provider customers; and

•	costly and time-consuming legal actions by our customers

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

In addition, because our products are deployed in large and complex networks around the world, our customers expect us to establish a support infrastructure and maintain demanding support standards to ensure that their networks maintain high levels of availability and performance. To support the continued growth of our business, our support organization will need to provide service and support at a high level throughout the world. This will include hiring and training customer support engineers both at our primary corporate locations as well as our smaller offices in new geographies, such as Central and South America and Russia. If we are unable to provide the expected level of support and service to our customers, we could experience:

•	loss of customers and market share;

•	a failure to attract new customers in new geographies;

•	increased service, support, and warranty costs and a diversion of development resources; and

•	network performance penalties

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and NASDAQ Listing Standards. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2011, we have identified a material weakness in our Internal Controls. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

We are a multinational company based in the United States with branch offices and representative offices located in many countries around the world. Our logistics group is located in Israel, the United States and Ireland and we utilize various subcontractors in the United States and Israel. We have development locations in Canada, the United States, Ireland, Israel and Germany and we have sales offices in many other countries, including China, India, Brazil, Russia, Israel, Singapore, Malaysia, Australia, Hong Kong, Japan, the United Kingdom, France, Spain, the Netherlands, Belgium and Slovenia. Approximately half of our sales are generated in markets outside of the Americas and we see our largest market growth occurring in foreign countries such as India, Brazil, Russia and China. As a result of all these international activities we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. In addition our insurance on receivables applies to a lesser base of accounts due to the difficulties in obtaining coverage for accounts in some of these regions.

We may face risks associated with our international sales that could impair our ability to grow our revenues.

For the fiscal years ended December 31, 2011 and 2010, revenues from outside of the Americas were approximately $105.9 million and $90.7 million, respectively, or 54% and 51% of our total revenues, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

•	inadequate protection for intellectual property rights in certain countries;

•	less stringent adherence to ethical and legal standards by prospective customers in certain foreign countries, including compliance with the Foreign Corrupt Practices Act of 1977, as amended;

•	potentially adverse tax or duty consequences;

•	unfavorable foreign exchange movements, particularly the continued devaluation of the U.S. dollar, which could result in decreased revenues; and

•	political and economic instability.

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

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Nick Jensen, the chairman of the Board and chief executive officer, Kevin Cook, our president and chief operating officer, Anthony Housefather, our executive vice president corporate affairs and general counsel and chief compliance officer, and John Hanson, our executive vice president and chief financial officer are critical to the overall management of our business as well as to the development of our culture and our strategic direction. To be successful, we must also hire, retain and motivate key employees, including those in managerial and technical, finance, marketing, and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Experienced management and technical, sales, finance, marketing and support personnel in the telecommunications and networking industries are in high demand and competition for their talents is intense.

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

We currently do not have long-term supply contracts with all of our component suppliers and many of them are not required to supply us with products for any specified periods, in any specified quantities, or at any set price, except as may be specified in a particular purchase order. Because the key components and assemblies of our products are complex, difficult to manufacture and require long lead times, in the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner, at favorable prices, or at all. In addition, during periods of capacity constraint, we are disadvantaged compared to better capitalized companies, as suppliers may in the future choose not to do business with us or may require higher prices or less advantageous terms. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in legal action by our customers, loss of customers, or harm our ability to attract new customers, any of which could decrease our revenues and negatively impact our growth.

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

We are a technology dependent company, and our success depends on developing and protecting our intellectual property. We rely on a combination of patent, copyright, trademark, and trade secret laws and restrictions on disclosure to protect our intellectual property rights. At the same time, our products are complex and are often not patentable in their entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that our actions will protect our proprietary rights. Due to the nature of some of our patents and our industry, we may be unable to detect whether our patents or other IP are being infringed by third parties. Any patents owned by us may be invalidated, reexamined, circumvented or challenged. Any of our patent applications may be challenged and not issued with the scope of the claims we seek, if at all. Our current level of indebtedness and need to raise additional capital could impact our existing and future patent and IP rights in various ways, including by resulting in some of our existing patents and patent applications being abandoned or sold, causing us to file for fewer future patent applications and/or to delay filing certain future patent applications, or causing us to be unable to enforce our patent and other IP rights to an extent that would otherwise be desired.

Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law in September 2011 and includes a number of changes to United States patent law, including changes related to how patent applications are prosecuted, and may also affect patent defense, litigation, and enforcement. The U.S. Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations and significant impairment of intangible assets. In addition, some of our products are now designed, manufactured and sold outside of the United States and Canada. Despite the precautions we take to protect our intellectual property, this international exposure may reduce or limit protection of our intellectual property, which is more prone to design piracy outside of the United States and Canada. We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and do not protect technology against independent developments made by third parties.

Possible third-party claims of infringement of proprietary rights against us could have a material adverse effect on our business, results of operation or financial condition.

The telecommunications industry generally and the market for IP telephony products in particular are characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. We have received in the past, and may receive in the future, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. We cannot assure you that we do not or might not infringe third party patents. Any parties claiming that our products infringe upon their proprietary rights, regardless of the merits of the claims and/or the underlying rights, could cause us to take action that results in expenditures of time and money to defend or settle the claims on our behalf and/or that of our customers or contract manufacturers. We may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement claims, if proven or settled. These claims, and any resulting settlement, licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•

stop selling, importing, incorporating, or using our products that use the challenged intellectual property in some or all regions where we would otherwise sell, import, incorporate or use such products;

•

obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, in certain territories, or at all; or

•	redesign those products that use any allegedly infringing technology.

Any lawsuits regarding intellectual property rights, regardless of their success, would be time consuming, expensive to resolve, and would divert our management’s time and attention.

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

Production and marketing of products may subject us to environmental and other regulations. Legislation may be passed requiring our products to use environmentally friendly components, with periodic updates and modification to the requirements. For example, the European Union has adopted the Restriction of the use of certain Hazardous Substances in electrical and electronic equipment (RoHS) Directive (2002/95/EC), the RoHS recast (2011/65/EU, effective 1 Jan 2013) and periodic addition and removal of exemption to the requirements. Similar legislation has been enacted in China, Korea, and Japan and is being developed in other countries, including the United States (H.R. 2420). Our products currently meet the requirements in countries where this type of legislation is in place.

In addition, legislation may be passed that makes us responsible for the safe disposal of products at their end of life. The regulations may be a ‘take-back system’ whereby the customer can return the product to us and we must recycle/dispose of it in an environmentally safe manner or a ‘funded system’ whereby we contribute to a fund for recycling/disposing of the product by a third party. The European Union has adopted the Waste Electrical and Electronic Equipment, or WEEE Directive (2002/96/EC), which mandates funding, collection, treatment, recycling, and recovery of WEEE by producers. This legislation applies to ‘Covered Products,’ which currently include consumer electronics products. As such, our products are not subject to the current legislation. However, the catalogue of “Covered Products” may be extended and our products may become subject to such regulations. To the extent that the definition of “Covered Products” is expanded to include any products we sell, we would have to undertake considerable expense to comply. Similar legislation has been enacted by several states in the United States, China, Korea, and Japan, and is being developed in other countries.

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

•	software arrangements that include undelivered elements for which we do not have vendor specific objective evidence of fair value;

•	requirements that we deliver services for significant enhancements and modifications to customize our software for a particular customer;

•	material acceptance criteria or other identified product-related issues; or

•	payment terms extending beyond our customary terms.

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

If we are not able to introduce such products on a timely basis, we may not be able to attract and retain customers, which could decrease our revenues and negatively impact our growth.

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

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2011, we derived our revenues from both the enterprise and service provider markets, and we believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for its customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

Increased political, economic and social instability in the Middle East may adversely affect our business and operating results.

The continued threat of terrorist activity and other acts of war or hostility, including the wars in Afghanistan and Iraq, the current violence and potential war in Syria, the ongoing uncertainty related to Iran’s nuclear ambitions and threats against Israel and the ongoing Israeli-Palestinian conflict, create uncertainty throughout the Middle East and significantly increase the political, economic, and social instability in Israel, where some of our products are manufactured and where some of our key and other employees are located. Acts of terrorism, either domestically or abroad and particularly in Israel, or a resumption of the confrontation along the northern border of Israel or any open conflict between Israel and Iran, would likely create further uncertainties and instability. To the extent terrorism, or the political, economic or social instability results in a disruption of our operations or delays in our manufacturing or shipment of our products, then our business, operating results and financial condition could be adversely affected.

Our Dialogic® I-Gate® 4000 media gateways and our DCME products are exclusively manufactured for us by Flextronics, with the DCME products being manufactured by Flextronics through our relationship with ECI. The Flextronics manufacturing facility is located in Migdal-Haemek, Israel, which is located in northern Israel. While Flextronics has other locations across the world at which our manufacturing requirements may be fulfilled, any disruption to its Israeli manufacturing capabilities in Migdal-Haemek would likely cause a material delay in our manufacturing process. If we are forced or if we decide to switch the manufacture of our products to a different Flextronics facility, the time and expense of such switch along with the increased costs, if any, of operating in another location, would adversely affect our operations. In addition, while we expect that Flextronics will have the capacity to manufacture our products at facilities outside of Israel, there can be no assurance that such capacity will be available when we require it or upon terms favorable or acceptable to us. To the extent terrorism or political, economic or social instability results in a disruption of Flextronics’ manufacturing facilities in Israel or ECI operations in Israel as they relate to our business, then our business, operating results and financial condition could be adversely affected.

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

Current accounting standards require that goodwill be evaluated for impairment at least annually and that long-lived assets such as intangible assets be evaluated periodically if there are any triggering events. We have $33.3 million of intangible assets, net and $31.2 million of goodwill as of December 31, 2011, that have originated from Dialogic Corporation’s acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008 and the transaction between us and Dialogic Corporation in 2010. While we have not had any impairment losses for our intangible assets and goodwill, any future impairment of our intangible assets or goodwill would have a negative impact on our operating results.

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

Our VoIP gateways are used to connect software-based IP private branch exchanges, or PBXs, such as Microsoft Office Communications Server, Microsoft Lync and IBM Sametime, which are currently in the process of being deployed, to existing legacy systems. Any delay in the deployment of the IP PBX could impact our revenues from products related to our VoIP gateways.

The conversion to certain new technology may result in some customers utilizing other products or developing their own technology.

We are in the process of converting certain of our media enabling components from a board based product to our Dialogic® PowerMedia™ Host Media Processing, or HMP, software product that can be deployed on the host central processing unit of the server. The cost of entry for an HMP based software product is significantly lower than that of a board based product. As a result, there is a risk that our board based customers may utilize alternative producers of media enabling components or develop their own software product. The loss of customers during this conversion would negatively impact our revenue and operating results.

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

The Dialogic® Brooktrout® fax boards, the Dialogic® Diva® media boards and the Dialogic® Brooktrout® SR140 software products make use of our patented technology to route a fax to a local area network using a direct inward dial number. The two patents covering this technology expired in March 2011. The expiration of a patent typically results in increased competition and a decline in revenue. If other companies start to manufacture and sell a similar product based on this technology in the United States it could adversely impact our revenues.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our worldwide corporate headquarters containing administration, engineering, sales and support personnel is located in a 34,481 square foot leased facility in Milpitas, California, pursuant to a lease that expires on January 31, 2019. Our annual base rent for the Milpitas facility is $0.5 million. Further, we lease 148,322 square feet at a facility located in Parsippany, NJ containing administration, engineering, sales and support personnel pursuant to a lease that expires at the end of 2015. Our annual base rent for the Parsippany facility is $2.4 million. Additional facilities which we lease and maintain with 2012 expected annual base rent exceeding $100,000, as of December 31, 2011, are listed below:

Dialogic Location	Principal Use	Square Footage	Annual Base Rent (USD)	Expiration Date
Hyannis, MA	Administration, Engineering, Operations and Sales	43,163	$630,180	Dec-2015
Renningen, Germany	Administration, Engineering	15,306	$136,155	Dec-2015
Needham, MA	Administration, Engineering, Sales and Support	30,539	$687,128	Oct-2016
Tel Aviv, Israel*	Administration, Engineering, Operations and Sales	40,688	$772,107	Dec-2015
Montreal, Canada*	Administration, Engineering, Operations and Sales	15,104	$223,314	Dec-2012
Getzville, NY	Engineering and Sales	12,603	$175,182	Nov-2013
Maidenhead, UK	Administration, Sales and Support	7,621	$372,528	Dec-2012
Noida, India	Development Center	7,000	$104,758	Dec-2020
Hong Kong, China	Administration and Sales	3,107	$119,971	Jun-2013
Singapore	Sales	2,497	$163,750	Mar-2014
Tokyo, Japan	Sales	2,320	$159,162	Aug-2013

* Leases changes took effect as of midnight January 1, 2012 to revise the square footage and annual base rent to the amounts set out above.

We also lease facilities with annual base rental payments which are individually less than $0.1 million both internationally in: Nottingham, United Kingdom; Seoul, Korea; Fordingbridge, United Kingdom; Dublin, Ireland; Kuala Lumpur, Malaysia; St. Hubert, Quebec, Canada; Moscow, Russia; New Delhi and Pune, India; Shenzhen and Beijing, China; Sao Paulo, Brazil; and Paris, France as well as domestically in the United States in: Eatontown, New Jersey; Salem, New Hampshire; Herndon, Virginia; Plano, Texas; Ft. Lauderdale, Florida; and Schaumburg, Illinois. The aggregate annual base rental payments for these facilities are approximately $0.7 million.

We have short-term sales office leased space in Sydney, Australia; Hilvershim, Netherlands; Barcelona, Spain; Dubai, United Arab Emirates; Munich, Germany; Milan, Italy; and Lubjiana, Slovenia. The aggregate annual base rental payments (including management fees) for these sales offices are approximately $0.1 million.

We do not own any real estate and believe that these properties are sufficient to meet its current needs. As we expand our business into new markets, we expect to lease additional facilities.

Item 3. Legal Proceedings

Other than the SEC Informal Inquiry, we are not a party to any material legal proceeding. From time to time, we may be engaged in various legal proceedings incidental to our normal business activity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock and Related Stockholder Matters

Our common stock is currently traded on The NASDAQ Global Market under the symbol “DLGC” and was, prior to consummation of the business arrangement with Dialogic Corporation, traded on The NASDAQ Global Market under the symbol “VRAZ.” The following table summarizes the high and low sales prices for our common stock as reported by The NASDAQ Global Market for the periods indicated, all of which have been adjusted to reflect the one for five reverse stock split approved by our stockholders on September 30, 2010 and effected on October 1, 2010.

	High	Low
Fiscal Year 2011
First quarter	$5.17	$3.80
Second quarter	$5.25	$3.77
Third quarter	$4.53	$1.84
Fourth quarter	$2.51	$0.93
Fiscal Year 2010
First quarter	$5.45	$3.60
Second quarter	$5.95	$4.10
Third quarter	$7.35	$2.55
Fourth quarter	$7.75	$3.75

As of February 28, 2012, we had approximately 111 stockholders of record. The number of stockholders of record does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future. Under the Revolving Credit Agreement, we cannot declare or pay any cash dividends without the consent of the Revolving Credit Lender.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us that were not previously included in a quarterly report on a Form 10-Q or in a current report on Form 8-K.

Item 6. Selected Financial Data

Not applicable.

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

Overview

We are a leading provider of communications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the communication medium or network. We specialize in providing products and solutions that enhance the mobile communications experience. Our technology impacts over two billion mobile subscribers and our network solutions carry more than 15 billion minutes of traffic per month.

Wireless and wireline service providers use our products to transport, convert and manage data and voice traffic while enabling VoIP and other multimedia services. These service providers also utilize our underlying technology to provide innovative revenue-

generating value-added services such as messaging, SMS, voice mail and conferencing which are also increasingly becoming video-enabled. Enterprises rely on our innovative products to enable the integration of IP and wireless technologies and endpoints into existing communication networks, and to enable applications that serve businesses, including unified communication applications, contact center and IVR/ IVVR.

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

Business Combination with Dialogic Corporation

On October 1, 2010, we completed our business combination, or the Acquisition, with Dialogic Corporation, a British Columbia Corporation, in accordance with the terms of an acquisition agreement dated May 12, 2010, or the Acquisition Agreement. We acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of approximately 22.1 million shares of our common stock, after giving effect to the stock split described below and, accordingly Dialogic Corporation became our wholly-owned subsidiary. All outstanding options to purchase Dialogic Corporation common shares were cancelled and new options to purchase shares of our common stock were granted. Each option to purchase Dialogic Corporation common shares became an option to acquire that number of shares of our common stock equal to the product obtained by multiplying the number of shares in the capital of Dialogic Corporation subject to the option by 0.9, rounded down to the nearest whole share of our common stock. Each option to purchase shares of our common stock has a purchase price per share of our common stock equal to the exercise price per share (in U.S. dollars) for the Dialogic Corporation option immediately prior to October 1, 2010 divided by 0.9, rounded up to the nearest whole cent. After taking into account the issuance of stock options to purchase our common stock in exchange for Dialogic Corporation options, as October 1, 2010, the former Dialogic Corporation shareholders and option holders held approximately 70% and our existing stockholders held approximately 30% of our outstanding securities. As of October 1, 2010, there were approximately 31 million shares of our common stock issued and outstanding, after taking into account the effect of the one-for-five reverse stock split approved by the our stockholders on September 30, 2010 and effected on October 1, 2010. As of October 1, 2010, we changed our name from Veraz Networks, Inc. to Dialogic Inc. and on October 4, 2010, our common stock began trading on The NASDAQ Global Market under the symbol “DLGC.” Our business combination with Dialogic Corporation was accounted for as a reverse acquisition under the purchase method of accounting, whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.

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

Description of Existing Debt Obligations

We have related party long-term debt under a Term Loan Agreement and Stockholder Loans, and bank indebtedness with a Revolving Credit Agreement.

Term Loan Agreement

On March 22, 2012, Dialogic Corporation amended and restated its second amended and restated credit agreement dated as of October 1, 2010, or the Term Loan Agreement, with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP, as lenders, or, together, the Term Lenders. Tennenbaum Capital Partners. LLC, or Tennenbaum, a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 6.6% of our common stock as of December 31, 2011, which interest it originally acquired in Dialogic Corporation in 2006. During the years ended December 31, 2011 and December 31, 2010, a Managing Partner for Tennenbaum also served, and continues to serve, as a member of our Board of Directors and during the year ended December 31, 2009, a Managing Partner for Tennenbaum also served as a member of Dialogic Corporation’s Board of Directors. In connection with entering into the Term Loan Agreement, on March 22, 2012, the Company issued to the Term Lenders warrants to purchase 18 million shares of common stock with an exercise price of $1.00 per share, subject to stockholder approval.

Principal Amount and Maturity. At December 31, 2011, term loans in the principal amount of $89.9 million, or the Term Loans, were outstanding under the Term Loan Agreement. The following describes certain provisions of the Term Loan Agreement as amended and restated on March 22, 2012. In addition to these provisions and the Term Loan Agreement, the Term Lenders have at their discretion the ability to provide additional loans to Dialogic Corporation up to $10 million on the same terms of the Term Loans. As of April 5, 2012, we have received $1.0 million under this provision. As of March 22, 2012, $3.0 million of interest on the Term Loans accrued through March 22, 2012 was added to the principal thereof.

Maturity. The Term Loans are due on March 31, 2015.

Voluntary and Mandatory Prepayments. The Term Loans may be prepaid, in whole or in part, from time to time, subject to payment of (i) if prepaid on or prior to March 22, 2013, a premium of 5%, (ii) if prepaid after March 22, 2013 but on or prior to March 22, 2014, a premium of 2% and (iii) if prepaid after March 22, 2014, no premium is required.

Dialogic Corporation is required to offer to prepay the Term Loans out of the net proceeds of certain asset sales (including asset sales by the Company and its subsidiaries) at 100% of the principal amount of Term Loans prepaid, plus the prepayment premiums described above, subject to Dialogic Corporation’s right to retain proceeds of up to $1 million in the aggregate each fiscal year. Subject to the right to retain proceeds of up to $1.5 million in the aggregate in each fiscal year, Dialogic Corporation is also required to prepay the Term Loans out of 50% of the net proceeds from certain equity issuances by the Company and its subsidiaries, plus the prepayment premiums described above, except that no prepayment premium is required to be paid in respect to the first $35 million of net proceeds of an issuance of stock at a price of $1.25 per share or more.

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a fixed rate per annum of 10% except that, in 2012 and thereafter if certain minimum cash requirements are met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and paid in kind (PIK). Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

Guarantors. The terms loans are guaranteed by the Company, Dialogic US Inc., Dialogic Distribution Limited, Dialogic Manufacturing Limited, Dialogic Networks (Israel) Ltd., Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. and certain of our U.S. subsidiaries, or, collectively, the Term Loan Guarantors.

Security. The Term Loans are secured by a pledge of all of the assets of Dialogic Corporation and of the Term Loan Guarantors, including all intellectual property, accounts receivable, inventory and capital stock in our direct and indirect subsidiaries. The security interest of the Term Lenders in inventory, accounts receivable and related property of Dialogic Corporation and the Term Loan Guarantors is subordinated to the security interest of the Revolving Credit Lender, as defined below, in those assets.

Financial Covenants. The following summarizes the financial covenants as defined in the third amended and restated Term Loan Agreement:

•

Minimum Liquidity — Defined as either liquidity of not less than $15.0 million or Qualified Cash (as defined in the Term Loan Agreement) of not less than $10.0 million as of March 31, 2013 and thereafter.

•

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $15.0 million for the four quarters ending March 31, 2013; $16.9 million for the four quarters ending June 30, 2013; $17.1 million for the four quarters ending September 30, 2013 and December 31, 2013; $18.1 million for the four quarters ending March 31, 2014; $19.4 million for the four quarters ending June 30, 2014; $20.9 million for the four quarters ending September 30, 2014; $22.6 million for the four quarters ending December 31, 2014; and $24.7 million for the four quarters ending March 31, 2015.

•

Minimum Interest Coverage Ratio — Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 1.50 to 1 for the four quarters ending March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015.

•

Maximum Consolidated Total Leverage Ratio — Defined as the ratio of (i) the total consolidated debt outstanding at the end of the quarter to (ii) the consolidated EBITDA for such period and is not permitted to be greater than a ratio of 4.40 to 1 for the four quarters ending March 31, 2013; ratio of 3.90 to 1 for the four quarters ending June 30, 2013; ratio of 3.80 to 1 for the four quarters ending September 30, 2013; ratio of 3.90 to 1 for the four quarters ended December 31, 2013; ratio of 3.60 to 1 for the four quarters ending March 31, 2014; ratio of 3.40 to 1 for the four quarters ending June 30, 2014; ratio of 3.20 to 1 for the four quarters ending September 30, 2014; ratio of 2.90 to 1 for the four quarters ending December 31, 2014; and ratio of 2.70 to 1 for the four quarters ending March 31, 2015.

Other Terms. We, Dialogic Corporation and our subsidiaries are subject to various affirmative and negative covenants under the Term Loan Agreement, including restrictions on incurring additional debt and contingent liabilities, granting liens, making investments and acquisitions, paying dividends or making other distributions in respect of its capital stock, selling assets and entering into mergers, consolidations and similar transactions, entering into transactions with affiliates and entering into sale and lease-back transactions. The Term Loan Agreement contains customary events of default, including a change in control without the Term Lenders consent and an Event of Default (as defined in the Term Loan Agreement, and which constitutes an event of default under the Revolving Credit Agreement (as defined below)), which results in a cross-default under the Revolving Credit Agreement.

As of December 31, 2011, we were not in compliance with any of the financial covenants then in effect under the Term Loan Agreement. These defaults were waived by the Term Lenders pursuant to the third amended and restated Term Loan Agreement as described above.

On April 11, 2012, Dialogic Corporation, the Company and certain of our subsidiaries entered into a First Amendment to the Term Loan Agreement. Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the conversion of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for the Notes as described below and a share of our Series D-1 Preferred Stock, subject to payment of a prepayment premium of $1.5 million. The Term Loan Agreement was also amended to permit us to issue the remaining Notes sold in the Private Placement, as described in greater detail below.

Stockholder Loans

At each of December 31, 2011 and 2010, we had $4.8 million and $3.9 million, respectively, in long-term debt payable to certain of our stockholders, or, collectively, the Related Party Lenders including our Chief Executive Officer and members of our Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK, and repayable six months from the maturity date of the Term Loan Agreement, which, as of December 31, 2011 would have been March 2014, and under the third amended and restated Term Loan Agreement, would be in September 2015. During the years ended December 31, 2011 and 2010, we recorded interest expense of $0.9 million and $0.7 million, respectively, related to these stockholder loans. There are no covenants or cross default provisions associated with these stockholder loans.

In the event that we consummate an equity financing before the loans are repaid, the the Related Party Lenders, at their option, may convert all of the stockholder loan amount, including accrued PIK interest payable, into equity at the same rate and terms agreed to with other investors. The stockholder loan conversion option will apply solely to the first equity financing event consummated after the October 1, 2010 acquisition date.

Revolving Credit Agreement

Dialogic Corporation has a working capital facility pursuant to a credit agreement dated as of March 5, 2008, as amended, or the Revolving Credit Agreement, with Wells Fargo Foothill ULC, as administrative agent and as a lender, or the Revolving Credit Lender. On March 22, 2012, Dialogic Corporation entered into a Consent and Seventeenth Amendment, or the Seventeenth Amendment, relating to the Revolving Credit Agreement. Under the Seventeenth Amendment, the Revolving Credit Lender waived the events of default existing under the Revolving Credit Agreement as of March 22, 2012 and agreed to certain amendments to the Revolving Credit Agreement.

Pursuant to the Seventeenth Amendment, the Revolving Credit Agreement maturity date was amended and extended to the earlier of (i) March 31, 2015 and (ii) expiration of the Term Loan Agreement. Dialogic Corporation may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to Dialogic Corporation and certain guarantors of the Revolving Credit Agreement, which is referred to as the “borrowing base.”

As of December 31, 2011, the borrowing base under the Revolving Credit Agreement amounted to $14.9 million, Dialogic Corporation had borrowed $12.5 million, and the unused line of credit totaled $12.5 million, of which $2.4 million was available for additional borrowings.

The following describes certain terms of the Revolving Credit Agreement, as amended by the Seventeenth Amendment:

Term. The commitment of the Revolving Credit Lender to make revolving credit loans terminates and all outstanding revolving credit loans are due on the maturity date described above. Dialogic Corporation may repay the facility at its own option with 30 days’ notice to the Revolving Credit Lender.

Mandatory Prepayments. Dialogic Corporation is required to prepay revolving credit loans in an amount equal to 100% of the net proceeds from the sale or other disposition of inventory other than in the ordinary course of business, subject to the right to apply the net proceeds to the acquisition of replacement property in lieu of prepayment.

Interest Rates and Fees. At Dialogic Corporation’s election, revolving credit loans may bear interest at a rate equal to the prime rate plus 1.5% or at a rate equal to reserve-adjusted one-, two- or three- month LIBOR plus 3%. Upon the occurrence and continuance of an event of default and at the election of the Revolving Credit Lender, the revolving credit loans will bear interest at a default rate equal to the then applicable interest rate or rates plus 2%. Dialogic Corporation pays the Revolving Credit Lender a monthly fee on the unused portion of the maximum revolver amount, as well as a monthly collateral management fee and an annual deferred closing fee.

The average interest rate for the years ended December 31, 2011 and 2010 was 5.75% and 6.1%, respectively.

Guarantors. The revolving credit loans are guaranteed by the Company, Dialogic (US) Inc., Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda., or, collectively, the Revolving Credit Guarantors.

Security. The revolving credit loans are secured by a pledge of the assets of Dialogic Corporation and of the Revolving Credit Guarantors consisting of accounts receivable and inventory and related property. The security interest of the Revolving Credit Lender is prior to the security interest of the Term Lenders in these assets, subject to the terms and conditions of an intercreditor agreement.

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $1.0 million for the three month period ending on June 30, 2012; $4.0 million for the six month period ending on September 30, 2012 and $7.5 million for the 9 month period ending December 31, 2012 to be tested only if the average amount of availability under the Revolving Credit Agreement plus unencumbered cash of Dialogic Corporation and the Revolving Credit Guarantors for the 30-day period preceding the applicable testing date is less than $2.5 million; and; $15.0 million for the 12 month period ending on March 31, 2013; $16.9 million for the 12 month period ending on June 30, 2013; $17.1 million for the 12 month period ending on September 30, 2013 and December 31, 2013; $18.1 million for the 12 month period ending on March 31, 2014; $19.4 million for the 12 month period ending on June 30, 2014; $20.9 million for the 12 month period ending on September 30, 2014; $22.6 million for the 12 month period ending on December 31, 2014; and $24.7 million for the 12 month period ending on March 31, 2015 and the last date of each 12-month period thereafter.

Other Terms. We, Dialogic Corporation, and our subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on its capital stock, entering into transactions with affiliates and making capital expenditures. The Revolving Credit Agreement contains customary events of default, including a change in control and an Event of Default (as defined in the Revolving Credit Agreement, and which constitutes an event of default under the Term Loan Agreement), which results in a cross-default under the Term Loan Agreement.

At December 31, 2011, Dialogic Corporation was in default under the Revolving Credit Agreement. Specifically, Dialogic Corporation had breached all of the financial covenants under the Term Loan Agreement as of December 31, 2011, which constitutes a breach under the terms of the Revolving Credit Agreement, and the Minimum EBITDA covenant under the Revolving Credit Agreement. The events of default existing under the Revolving Credit Agreement as of December 31, 2011 were waived by the Revolving Credit Lender pursuant to the Seventeenth Amendment. During the year ended December 31, 2011, we amortized an additional $0.4 million of deferred debt issuance costs related to the accelerated amortization as a result of the breach of the covenants under the Term Loan Agreement. We also recorded bank fees of $25,000 paid during 2011 in connection the defaults under the Revolving Credit Agreement.

On April 11, 2012, Dialogic Corporation, the Company and certain of our subsidiaries entered into an Eighteenth Amendment to Revolving Credit Agreement, or the Eighteenth Amendment, with the Revolving Credit Lender. Pursuant to the Eighteenth Amendment, the Revolving Credit Agreement was amended to permit us to issue the Notes in the Private Placement, as described in greater detail below.

Recent Financing Activity

On April 11, 2012, we entered into a securities purchase agreement, or the Purchase Agreement, with accredited investors, or the Investors, including certain related parties, pursuant to which we issued and sold $39.5 million aggregate principal amount of convertible promissory notes, or the Notes, and one share of our Series D-1 Preferred Stock, par value $0.001 per share, or the Series D-1 Preferred Share, to the Investors in a private placement, or the Private Placement.

The Investors in the Private Placement included the Term Lenders and Related Party Lenders. The Term Lenders purchased $34.5 million aggregate principal amount of Notes in exchange for the cancellation of (i) $33.0 million in outstanding principal under the Term Loan Agreement, $3.0 million of which represents accrued but unpaid interest that was capitalized under the Term Loan Agreement on March 22, 2012, or the Interest Amount, and (ii) a prepayment premium of $1.5 million triggered by the cancellation of the outstanding debt described above. The Related Party Lenders purchased the remaining $5.0 million aggregate principal amount of Notes in exchange for the cancellation of outstanding debt.

The Notes bear interest at the rate of 1% per annum, compounded annually, and are convertible into shares of our common stock. The conversion price of the Notes is generally $1.00 per share, provided that the Notes issued to the Term Lenders in exchange for the cancellation of the Interest Amount will have a conversion price of $0.87 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest will automatically convert into shares of our common stock upon stockholder approval of the Private Placement.

Pursuant to the Purchase Agreement, we have agreed to call a meeting of the stockholders by June 30, 2012 to approve the Private Placement. If stockholder approval and the resulting conversion of the Notes do not occur by June 30, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date; however, amounts due under the Notes cannot be repaid before amounts under the Term Loan Agreement and Revolving Credit Agreement. The Notes are subordinated to our outstanding loans under the Term Loan Agreement and the Revolving Credit Agreement. We may not prepay such Notes prior to June 30, 2012 without the consent of the Term Lenders and Revolving Credit Lender.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	Revenue Recognition;

•	Accounts Receivable and Allowance for Doubtful Accounts;

•	Inventory Reserves;

•	Impairment of Long-Lived Assets and Goodwill;

•	Stock-Based Compensation;

•	Accounting for Income Taxes; and

•	Business Combinations

Revenue Recognition

Revenue derived from the sale of products and services is recognized when all of the following criteria are met:

(i)	Persuasive evidence of an arrangement exists — Our customary practice is to have a written contract, which is signed by both us and the customer, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with us.

(ii)	Delivery has occurred — Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, some arrangements require evidence of customer acceptance of the hardware and software products that have been sold. In such cases, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer or we have completed our contractual requirements. Revenue from sales of standalone services, including training courses, is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand a customers’ networks, the revenue recognition on these arrangements after the initial arrangement has been accepted, typically occurs at the point of shipment, since we have historically experienced successful implementations of these expansions and customer acceptance, although contractually required, does not represent a significant risk.

(iii)	The fee is fixed or determinable — We sell our products through our direct sales force and channel partners. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions or returns cannot be estimated, the related fee is considered to be not fixed or determinable and revenue is deferred until such price reduction or return rights cease.

Arrangement fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees may not be considered to be fixed or determinable. For multiple element arrangements with payment terms that are not considered to be fixed or determinable, revenue is recognized as payments become due, based on relative selling price, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are satisfied. For arrangements with contingent revenue provisions (a portion of the relative selling price of a delivered item is contingent upon the delivery of additional items or meeting other specified performance conditions), revenue recognized on delivered items is limited to the non-contingent amount. We defer the cost of inventory when products have been shipped, but have not yet been recognized as revenue, and expense those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance or in the case of contingent revenue provisions, when amounts are no longer contingent). In arrangements for which revenue recognition is limited to amounts due because of extended payment terms, inventory costs are expensed upon acceptance. This will initially result in lower or negative product margins for those arrangements and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

•	Revenue Reserves and Adjustments

Sales incentives which are offered on some of our products are recorded as a reduction of revenue as there are no identifiable benefits received. We record a provision for estimated sales returns and allowances as a reduction from sales in the same period during which the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors.

We have agreements with certain distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases. Some distributors must exchange this stock for orders of an equal or greater amount. We recognize an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenues in the period during which the related revenue is recognized.

We also have agreements with certain distributors that allow for price adjustments. We recognize an allowance for these price adjustments based on historical experience. The price adjustments are recorded as a reduction in revenue in the period during which the related revenue is recognized.

Revenues are primarily recognized net of sales taxes. Revenues include amounts billed to customers for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the years ended December 31, 2011 and 2010. Shipping and handling costs are included in cost of revenues.

•	Multiple Element Arrangements

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

ii.	require an entity to allocate revenue where no vendor specific objective evidence exists, or VSOE, by using third party evidence of selling price, or TPE, or estimated selling prices, or ESP; and

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

The delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer. If the arrangement includes a general refund or return right relative to the delivered item and the delivery and performance of the undelivered items are considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of our products and services qualify as separate units of accounting because they are sold separately or the customer could resell them on a standalone basis and, accordingly, revenue is recognized when the applicable revenue recognition criteria are met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE, when available. We generally use VSOE to derive the selling price for its maintenance and professional services deliverables. VSOE for maintenance is based on contractual stated renewal rates while professional services are based on historical pricing for standalone professional service transactions. When VSOE cannot be established, we attempt to determine the TPE for the deliverables. TPE is determined based on competitor prices for similar deliverables when sold separately by the competitors. Generally our product offerings differ from those of our competitors and comparable pricing of its competitors is often not available. Therefore, we are typically not able to determine TPE. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using average historical discounted selling prices based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region. We use ESP to derive the relative selling price for our product deliverables.

The impact of applying the relative selling price method in the allocation of revenue, compared to previous revenue recognition methodologies, increased revenues for the year ended December 31, 2011 by approximately $0.7 million. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. However, as our marketing and product strategies evolve, we may modify our pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

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

Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of intangible assets, long-lived assets and goodwill. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends and a significant change in circumstances relative to a large customer. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill, intangible assets with indefinite useful lives and definite lived intangible assets for 2011 and 2010 indicated that no impairment of goodwill or the intangibles existed.

Stock-Based Compensation

We use generally accepted valuation option-pricing models to determine the fair value of stock options granted to our employees. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Valuation models require the input of highly subjective assumptions, which represents our best estimate. The following are the key assumptions used to determine the stock-based compensation expense:

•

Expected Stock Price Volatility — The computation of expected volatility is derived from a blend of our own historical volatility as well as the historical volatilities of comparable group of publicly listed companies within our industry over a period equal to the expected term of our options.

•	Expected Term of Option — The expected term was determined using the simplified method.

•

Expected Dividend Yield — The dividend yield assumption is based on our history and expectation of dividend payouts. We use a dividend yield of zero, as we have never paid cash dividends and do not expect to pay dividends in the future.

•	Expected Risk Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

•	Forfeiture Rate — The forfeiture rate is based on a review of historical forfeiture activity on a quarterly basis.

Accounting for Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be more likely than not realized. A judgment must then be made to determine the likelihood that any deferred tax asset will be utilized to offset taxable income. To the extent that we determine that it is more-likely-than-not that its deferred tax assets will not be utilized, a valuation allowance is established. A change in taxable income in future periods that is significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

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

Key Financial Highlights

Revenues increased by 11%, or $19.3 million in 2011 as compared to 2010, including incremental revenues of $48.6 million due to the acquisition of the former Veraz Networks, Inc. business on October 1, 2010. The $48.6 million of incremental revenue increase is comprised of $28.9 million in product revenue, or 15% of total revenues, and $19.7 million in services revenues, or 10% of total revenues. Our IP product revenues were $79.1 million in 2011, or 40% of total revenues, as compared to $51.2 million in 2010, or 29% of total revenues, an increase of 54% or $27.9 million. Our TDM products revenues were $78.0 million in 2011, or 39% of total revenues, as compared to $111.3 million in 2010, or 62% of total revenues, a decrease of 30% or $33.3 million due primarily to the expected decline in the TDM markets. Our services revenues were $41.0 million in 2011, or 21% of total revenues, as compared to $16.3 million in 2010, or 9% of total revenues, an increase of 151% or $24.7 million.

Revenues, excluding the incremental impact from the Acquisition, declined by 16%, or $29.3 million in 2011 as compared to 2010. The revenue decline is primarily attributable to a continued decline in our TDM revenues which was not offset by a corresponding increase in our IP product or Service revenue.

Gross profit of 58% was consistent in 2011 as compared to 59% in 2010.

Operating expenses increased by 13%, or $17.1 million in 2011 as compared to 2010 mainly due to incremental expenses of $35.3 million due to the acquisition of the Veraz Networks, Inc. business. The $35.3 million of incremental expense is comprised of $13.9 million in research and development expenses, $11.3 million in sales and marketing expenses and $10.1 million in general and administrative expenses.

Operating expenses, excluding the incremental impact from the Acquisition, decreased 14%, or $18.2 million in 2011 as compared to 2010. The operating expense decrease is primarily due to a decrease in stock-based compensation expense of $4.3 million. In 2010 we recognized $6.6 million in acquisition costs in 2010, while no acquisition costs were recognized in 2011. Other decreases of $11.2 million in salaries and benefits were achieved from our cost reduction initiatives implemented in 2011 and 2010. In addition, depreciation and amortization expense decreased by $3.3 million in 2011, primarily related to the decreasing carrying values of purchased assets. Other cost increases totaled $2.0 million. Restructuring charges increased by $5.2 million in 2011 compared to 2010 as our post-merger integration plans were implemented.

At December 31, 2011, we had cash and cash equivalents of $10.4 million and an additional $2.3 million in available borrowing under a Revolving Credit Agreement previously described. At December 31, 2010, we had cash and cash equivalents of $24.6 million and an additional $3.5 million in available borrowing under the Revolving Credit Agreement. At December 31, 2011 and 2010, we had bank indebtedness of $12.5 million and $12.8 million, respectively. At December 31, 2011 and 2010, we had short-term and long-term debt payable to related parties of $94.7 million and $93.8 million, respectively.

Net cash used in operations was $10.5 million in 2011 as compared to $5.9 million in 2010. The 2010 cash used in operating activities included $6.5 million in amounts paid for acquisition costs.

Results of Operations (amounts in 000’s)

Comparison of Years Ended December 31, 2011 and 2010

	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Product	$157,088	79%	$162,449	91%	$(5,361)	(3)%
Services	40,996	21%	16,323	9%	24,673	151%

Total Revenue	$198,084	100%	178,772	100%	19,312	11%

Legacy vs. NextGen:
Legacy	$71,358	36%	$104,147	58%	$(32,789)	(31)%
NextGen	126,726	64%	74,625	42%	52,101	70%

	$198,084	100%	$178,772	100%	19,312	11%

Revenue by geography:
Americas	$92,225	47%	$88,042	49%	$4,183	5%
Europe, Middle East and Africa	68,484	35%	54,240	30%	14,244	26%
Asia Pacific	37,375	19%	36,490	20%	885	2%

Total Revenue	$198,084	100%	$178,772	100%	$19,312	11%

Revenues

Total revenues were $198.1 million for the year ended December 31, 2011 and increased by 11% or $19.3 million from $178.8 million in the year ended December 31, 2010. Included in the total revenue increase is $48.6 million due to the Acquisition for the year ended December 31, 2011. The $48.6 million revenue increase is attributable to sales of $21.4 million in the Americas region; $23.5 million in the Europe, Middle East and Africa region; and $3.7 million in the Asia Pacific region. Our IP product revenues were 40% of total revenues at $79.1 million in 2011 as compared to $51.2 million in 2010, an increase of 54% or $27.8 million. Our TDM products revenues were 39% of total revenues at $78.0 million in 2011 as compared to $111.3 million in 2010, a decrease of 30% or $33.3 million. Our services revenues were 21% of total revenues at $41.0 million in 2011 as compared to $16.3 million in 2010, an increase of 151% or $24.7 million. The $48.6 million revenue increase attributable to the acquisition is comprised of $28.5 million in IP product revenue, or 14% of total revenues, $0.4 million in TDM product revenue, or 0.2% of total revenue, and $19.7 million in services revenues, or 10% of total revenues.

Revenues, excluding the incremental impact from the Acquisition, were $149.5 million, for the year ended December 31, 2011, which represented a decrease of 16%, or $29.3 million, from $178.8 million in the year ended December 31, 2010. The decrease in revenue is primarily attributable to the decline in revenues for our TDM technology products (our Legacy products) of $33.7 million, primarily attributable to the decreasing revenue of TDM traditional blades which decreased by $14.8 million, and NMS Boards which decreased by $9.2 million. The decrease in TDM revenue is part of the expected decline in this older product. This decrease was partially offset by incremental revenues of $5.0 million from services revenue. We expect IP product revenues to increase as we grow our sales of existing IP products (our NextGen products) and introduce new IP products to the marketplace.

The $29.3 million decrease in revenue, excluding the incremental impact from the Acquisition, from December 31, 2011 to December 31, 2010, resulted from a decrease in sales in the three regions. Americas declined by $17.2 million, Europe, Middle East and Africa revenues decreased by $9.3 million and Asia Pacific decreased by $2.8 million. The decrease in revenues in the three regions is due to continued challenging global economic conditions, and continued decline in demand for our TDM products.

In Americas, our IP product revenues, excluding the incremental impact from the Acquisition, increased by 15% or $3.0 million to $23.9 million in 2011, as compared to $20.8 million in 2010. Our TDM product revenues decreased by 39%, or $22.9 million to $35.8 million in 2011, as compared to $58.7 million in 2010. Our services revenues increased by 31% or $2.6 million to $11.2 million in 2011, as compared to $8.6 million in 2010.

In Europe, Middle East and Africa, our IP product revenues, excluding the incremental impact from the Acquisition, decreased by 25% or $5.1 million to $15.5 million in 2011 as compared to $20.6 million in 2010. Our TDM product revenues decreased by 22%, or $6.0 million to $21.8 million in 2011 as compared to $27.8 million in 2010. Services revenues increased by $1.8 million in 2011 to $7.7 million as compared to $5.8 million in 2010.

In Asia Pacific, our IP product revenues, excluding the incremental impact from the Acquisition, increased by 15% or $1.5 million to $11.2 million in 2011, as compared to $9.7 million in 2010. Our TDM product revenues decreased by 19% or $4.8 million to $20.0 million in 2011, as compared to $24.8 million in 2010. Services revenues increased by $0.5 million in 2011 to $2.5 million, as compared to $1.9 million in 2010.

Product Revenue

Product revenues of $157.1 million for the year ended December 31, 2011 decreased by 3% or $5.4 million from $162.4 million in the year ended December 31, 2010. Included in product revenues is an increase of $28.9 million due to the Acquisition for the year ended December 31, 2011.

Product revenues, excluding the incremental impact from the Acquisition, of $128.1 million for the year ended December 31, 2011 decreased by 21%, or $34.3 million, from $162.4 million in the year ended December 31, 2010. The decline resulted from lower customer demand for our TDM products and the challenge that global economic conditions had on investment in new IP product deployment. The TDM products revenues are expected to decline as there is a gradual conversion of the telecommunication networks to the IP technology.

Service Revenue

Service revenues of $41.0 million for the year ended December 31, 2011 increased by 151% or $24.7 million from $16.3 million in the year ended December 31, 2010. Included in service revenues for the year ended December 31, 2010 is an increase of $19.7 million due to the Acquisition.

Service revenues of $21.3 million, excluding the incremental impact from the Acquisition, for the year ended December 31, 2011 increased by 31%, or $5.0 million, from $16.3 million in the year ended December 31, 2010. The increase in service revenue was the result of being able to maintain our installed base of product customers and a related increase in IP maintenance revenue.

Cost of Revenue and Gross Profit

	2011		2010		Period-to-Period Change
	Amount	% of Related Revenue	Amount	% of Related Revenue	Amount	Percentage
Cost of Revenue and Gross Profit
Product	$60,990	39%	61,725	38%	(735)	(1)%
Services	21,422	52%	11,412	70%	10,010	88%

Total cost of revenue	$82,412	42%	73,137	41%	9,275	13%

Gross Profit
Product	$96,098	61%	$100,724	62%	$(4,626)	(5)%
Services	19,574	48%	4,911	30%	14,663	299%

Total gross profit	$115,672	58%	$105,635	59%	$10,037	10%

Cost of Revenue

Cost of revenues was $82.4 million for the year ended December 31, 2011, which increased by 13% or $9.3 million from $73.1 million in the year ended December 31, 2010. Included in cost of revenues is an increase of $20.0 million due to the Acquisition for the year ended December 31, 2011 and $1.5 million representing a legal settlement.

Cost of product revenues of $61.0 million for the year ended December 31, 2011 decreased by 1% or $0.7 million from $61.7 million in the year ended December 31, 2010. Included in cost of product revenues is an increase of $11.6 million due to the Acquisition for the year ended December 31, 2011 and $1.5 million representing a legal settlement.

Cost of product revenues, excluding the incremental impact from the Acquisition and the legal settlement, decreased by $13.8 million in 2011 as compared to 2010. The decrease is attributable to $10.1 million in lower outsourced product manufacturing costs due to a decline in product quantities ordered. Amortization expense decreased by $1.1 million in 2011 to $8.2 million as compared to $9.3 million in 2010, due to the amortization policy of the economic consumption method where the expense decreases over the asset life of our acquired intangibles. In addition, salaries and related benefits decreased by $2.1 million in 2011 as compared to 2010, occupancy costs decreased by $0.3 million and other costs decreased by $1.2 million. Partly offsetting these expense decreases is an increase in outside services of $0.3 million in 2011 which totaled $0.5 million in 2011 as compared to $0.2 million in 2010.

Cost of services revenues of $21.4 million for the year ended December 31, 2011 increased by 88% or $10.0 million from $11.4 million in the year ended December 31, 2010. Included in the cost of services revenues is an increase of $8.4 million due to the Acquisition for the year ended December 31, 2011.

Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel. Cost of services, excluding the incremental impact from the Acquisition, was $13.0 million for the year ended December 31, 2011 compared to $11.4 million for the year ended December 31, 2010. The cost increase in 2011 as compared to 2010 primarily results from increased average headcount and an increase in outside services associated with third party vendors supplying maintenance services.

Gross Profit

Gross profit of $115.7 million for the year ended December 31, 2011 increased by 10% or $10.0 million from $105.6 million in the year ended December 31, 2010. Included within the gross profit increase is $28.3 million due to the Acquisition for the year ended December 31, 2011 and $1.5 million representing a legal settlement. As a percentage of sales, product gross profit was 61% in 2011 and 62% in 2010. The gross margin did not materially change since the products had similar gross margins. As a percentage of sales, services gross profit was 48% in 2011 as compared to 30% in 2010 due to an increased mix of service revenue attributable to the Acquisition.

For the year ended December 31, 2011, gross profit, excluding the incremental impact from the Acquisition and the legal settlement, decreased by 16%, or $16.7 million, from $105.6 million for the year ended December 31, 2010 to $88.9 million for the year ended December 31, 2011. The decrease is primarily a result of a decline in TDM product revenues.

Operating Expenses

	2011		2010		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development	$54,562	28%	46,152	26%	8,410	18%
Sales and marketing	54,293	27%	51,536	29%	2,757	5%
General and administrative	35,921	18%	28,535	16%	7,386	26%
Acquisition costs	—	0%	6,628	4%	(6,628)	(100)%
Restructuring charges	7,214	4%	2,047	1%	5,167	252%

	$151,990	77%	134,898	75%	17,092	13%

Research and Development Expenses

Research and development expenses of $54.6 million for the year ended December 31, 2011 increased by 18% or $8.4 million from $46.2 million in the year ended December 31, 2010. Included in the total research and development expenses are $13.9 million in additional expenses from the Acquisition for the year ended December 31, 2011. The incremental research and development costs are comprised of salaries and related costs of $10.2 million, occupancy costs of $2.5 million, equipment depreciation of $0.6 million, consultants of $0.4 million, and other costs of $1.5 million partially offset by research grants from the Israeli government of $1.3 million.

Research and development expenses, excluding the incremental impact from the Acquisition, decreased by 12%, or $5.5 million in 2011 to $40.6 million as compared to $46.2 million in 2010. The decrease is primarily attributable to a decrease in headcount of 27 employees in 2011 as compared to 2010, which lowered the salaries and related employee benefits by $3.7 million. Depreciation expense decreased by $0.3 million, occupancy costs decreased by $0.7 million and all other expenses decreased by $0.8 million in 2011 as compared to 2010.

Research and development expenses increased to 28% of total revenues in 2011 from 26% of total revenues in 2010. We expect that research and development expenses will decrease in 2012 both in absolute dollars and as a percentage of total revenue as we continue to integrate our research and development operations during the year.

Sales and Marketing

Sales and marketing expenses were $54.3 million for the year ended December 31, 2011, which increased by 5% or $2.8 million from $51.5 million in the year ended December 31, 2010. Included within the sales and marketing expenses are $11.4 million in additional expenses due to the Acquisition for the year ended December 31, 2011. The incremental sales and marketing costs related to the Acquisition are salaries and related costs of $5.8 million, sales commissions of $2.2 million, sales agents and consultant expenses of $0.5 million, occupancy costs of $1.3 million, travel of $0.7 million and other costs of $0.9 million.

Sales and marketing expenses, excluding the incremental impact from the Acquisition, decreased by 17%, or $8.6 million in 2011 to $42.9 million as compared to $51.5 million in 2010. The decrease is primarily attributable to a decrease in salaries and related employee benefit expenses of $4.7 million resulting from a decrease of 23 employees, and a decrease in depreciation and amortization expense of $2.4 million. Occupancy expense decreased by $0.5 million, outside services expense decreased by $0.8 million and other expenses decreased by $0.2 million.

Sales and marketing expenses decreased to 27% of total revenues in 2011 from 29% of total revenues in 2010. We expect that sales and marketing will decrease in 2012 both in absolute dollars and as a percentage of total revenue as we continue to integrate our sales and marketing operations during the year.

General and Administrative

General and administrative expenses were $35.9 million for the year ended December 31, 2011, which increased by 26% or $7.4 million from $28.5 million in the year ended December 31, 2010. Included in general and administrative expenses is $10.1 million due to the Acquisition for the year ended December 31, 2011. The incremental general and administrative expenses from the Acquisition are salaries and related costs of $3.9 million, legal and accounting fees of $1.7 million, consulting fees of $3.4 million, and other costs of $1.1 million.

General and administrative expenses, excluding the incremental impact from the Acquisition, decreased by 9%, or $2.6 million in 2011 to $25.9 million as compared to $28.5 million in 2010. The decrease is primarily attributable to decreases in salaries and related employee benefits of $1.4 million, which includes an increase in stock-based compensation expense of $0.4 million, depreciation and amortization expense of $0.6 million, legal, accounting and consulting fees of $0.3 million and other expenses of $0.3 million. Included in general and administrative expenses for the year ended December 31, 2011 are $3.7 million in costs related to the SEC informal inquiry.

General and administrative expenses increased to 18% of total revenues in 2011 from 16% of total revenues in 2010. We expect that general and administrative expenses will decrease in 2012 both in absolute dollars and as a percentage of total revenue as we continue to integrate our general and administrative operations during the year.

Acquisition Costs

For the year ended December 31, 2010, we recorded acquisition costs of $6.6 million mainly related to $4.0 million in investment bankers fees, and $2.6 million in legal and accounting fees.

We did not recognize any acquisition costs in 2011.

Restructuring Charges

In a continued effort to consolidate certain operations across all organizations, we incurred employee termination costs for severance and benefits aggregating to $3.7 million and $2.0 million during the years ended December 31, 2011 and 2010, respectively, resulting from the termination of approximately 60 and 59 individuals during the years ended December 31, 2011 and 2010, respectively. During the second quarter of 2011, we vacated our Salem, New Hampshire facility and accrued $0.1 million in non-cancellable lease obligations. In addition, we vacated a portion of our New Jersey facilities during 2011 and expensed $3.4 million for the non-cancellable lease obligations and related costs associated with the vacated space.

We expect to realize approximately $3.5 million in annualized salary and benefits savings and an additional $0.9 million in facilities costs from our restructuring efforts

Interest and Other Income (expense), net

Interest and other income, net was $0.1 million in 2011 as compared to interest and other income, net of $0.5 million in 2010. This decrease relates primarily to the receipt of $0.5 million related to a legal settlement in 2010.

Interest Expense

Interest expense increased by $0.2 million or 1%, from $17.8 million in 2010 to $18.0 million in 2011. The increase over 2010 is primarily attributable to higher interest expense on the Term Loan Agreement and the Revolving Credit Agreement which were partially offset by a decrease in amortization of debt issuance costs. Interest expense on the Stockholder Loans increased by $0.1 million in 2011. The average interest rate was 14.5% on the Term Loan Agreement and 5.75% on the Revolving Credit Agreement in 2011 compared to 13.5% on the Term Loan Agreement and 6.0% on the Revolving Credit Agreement in 2010. Interest expense for 2011 consisted of $0.9 million relating to the Revolving Credit Agreement, $14.1 million relating to the Term Loan Agreement and amortization of debt issuance costs of $3.0 million.

Interest expense for 2010 consisted of $11.7 million and $1.4 million in PIK interest to be paid at the Term Loan maturity date under the Term Loan Agreement, and $3.3 million of amortization charges for deferred debt issuance costs related to the Term Loan and Revolving Credit Lender. We also recorded $0.8 million of interest expense under the Revolving Credit Agreement and $0.7 million of PIK interest expense related to the Stockholder Loans in 2010.

Foreign Exchange Losses, net

The $0.3 million foreign exchange losses in 2011 and 2010 were due to unfavorable foreign exchange rates to monetary assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Provision (Benefit)

For the year ended December 31, 2011, we recorded an income tax provision of $0.3 million which was primarily due to current income taxes in our foreign jurisdictions offset by a current period release of reserves related to uncertain tax positions due to expiring statues of limitations. In addition, we released a valuation allowance against our deferred tax assets in France. The income tax benefit for the year ended December 31, 2010 of $0.2 million primarily related to carrying back net operating losses and changes in uncertain tax positions.

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

Financial Position

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $10.4 million (of which approximately $8.7 million was held by our subsidiaries outside of the U.S. and could be subject to tax implications if repatriated to the U.S.) Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement. As of December 31, 2011, we had borrowed $12.5 million under our Revolving Credit Agreement. Under the Revolving Credit Agreement, the unused line of credit totaled $12.5 million, of which $2.4 million was available to us. At December 31, 2011, we had long-term debt of $94.7 million under the Term Loan Agreement and Stockholder Loans. Following the restructuring of our debt in March 2012 and the Private Placement, $60 million of our long-term debt matures in March 2015, and $39.5 million of Notes will convert into shares of our common stock upon stockholder approval of the Private Placement, if it occurs, and $100 was cancelled in exchange for a share of our Series D-1 Preferred Stock. The following summarizes the activity under the Term Loan and Stockholder Loans, including interest, in 2011 and 2010:

	2011	2010
Interest payable, related parties:
Open balance	$2,953	$391
Interest expense on term loan	13,226	11,915
Interest paid on term loan	(12,727)	(9,353)

Total interest payable, related parties	$3,452	$2,953

Long-term debt:
Term loan:
Open balance	$89,875	85,000
Payment-in-kind interest charges	—	3,131
Debt amendment and other fees	—	1,744

Total term loan	$89,875	$89,875

Stockholder loans:
Open balance	$3,936	3,000
Accrued PIK interest payable, stockholder loans	864	936

Total stockholder loans	$4,800	$3,936

Total long-term debt	$94,675	$93,811

During 2011, we decreased borrowings by $0.3 million under the Revolving Credit Agreement and used net cash in operating activities of $10.5 million. As of December 31, 2011, total liquidity including cash and availability under the Revolving Credit Agreement was $12.7 million as compared to $28.1 million on December 31, 2010.

We budget capital expenditures on an annual basis. For each of the 2011 and 2010 fiscal years budgeted capital expenditures for property and equipment totaled $3.0 million. Total capital expenditures in 2011 amounted to $2.6 million. Management expects to remain within our capital expenditures budget of approximately $3.5 million for fiscal year 2012.

In 2012, the cash requirement to service the mandatory interest payments on the Term Loan and Revolving Credit Agreements is estimated to be $6.5 million.

We monitor and manage liquidity by preparing and updating annual budgets as well as monitor compliance with terms of our financing agreements.

For the year ended December 31, 2011, we incurred a net loss of $54.8 million and used cash in operating activities of $10.5 million. As of December 31, 2011, our cash and cash equivalent balance was $10.4 million, our current bank indebtedness was $12.5 million and our long-term debt with related parties was $94.7 million. As discussed in Note 9 to the consolidated financial statements, on March 22, 2012, the Term Lenders agreed to restructure $89.9 million of our current debt into a new three-year long-term note with a maturity date of March 31, 2015 and, as discussed in Note 20, $33.0 million of outstanding debt under the Term Loan Agreement and $5.0 million in outstanding debt owed to the Related Party Lenders was cancelled in exchange for Notes.

As of December 31, 2011, we were not in compliance with any of the financial covenants then in effect under the Term Loan Agreement and were also in default under the Revolving Credit Agreement. Although existing defaults were waived in connection with the third amended and restated Term Loan Agreement and the Seventeenth Amendment, if we fail to comply with the covenants under such agreements, the maturity date of our outstanding indebtedness may be accelerated. In addition, under the terms of the Notes, if stockholder approval and the resulting conversion of the Notes do not occur by June 30, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date; provided, that amounts due under the Notes cannot be repaid before amounts outstanding under the Term Loan Agreement and Revolving Credit Agreement.

While we believe that our current cash resources, together with anticipated product and services revenues, will be sufficient to fund our operations, including interest payments, in 2012, they may not be sufficient to fund both our operations and repayment of principal on our outstanding indebtedness in 2013 or beyond. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the Revolving Credit Lender or the Term Lenders accelerate the maturity date of outstanding debt or if the Notes become due and payable, and we would be forced to seek alternative sources of financing. In light of these circumstances, we are currently seeking additional capital through public or private debt or equity financings or development financings.

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios other than what we currently operate under. The conversion of the Notes, if it occurs, will result in substantial dilution to our stockholders and any additional equity financing would also likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

In the event of an acceleration of our obligations under the Term Loan Agreement or Revolving Credit Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender or Term Lenders could seek to foreclose on our assets. As a result of this, or if our stockholders do not approve the Private Placement and the Notes become due and payable, we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or our affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender, followed by any unsecured creditors such as the holders of the Notes, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

Operating Activities

Net cash used in operating activities of $10.5 million in 2011 was primarily attributable to our net loss of $54.8 million, offset by adjustments for non-cash items aggregating to $25.1 million for items such as depreciation, amortization, stock-based compensation, PIK interest on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges, which amounts to $29.7 million before net changes in operating assets and liabilities. Our operating assets decreased by $21.0 million and our operating liabilities decreased by $1.8 million. The decrease in operating assets, relates to accounts receivable of $7.4 million, inventories of

$6.9 million, and prepaid expenses and other assets of $6.7 million. The decrease in our operating liabilities is primarily attributable to a decrease of $2.1 million in deferred revenue, an increase of $0.5 million in interest payable, a decrease in income taxes payable of $0.3 million, and an increase of $0.2 million in accounts payable and accrued liabilities.

Net cash used in operating activities of $5.9 million in 2010 was primarily attributable to our net loss of $46.7 million, offset by adjustments for non-cash items aggregating to $33.6 million for items such as depreciation, amortization, stock-based compensation, interest payable-in-kind on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges, which amounts to $13.1 million before net changes in operating assets and liabilities, net of the effect of the Acquisition. Our operating assets and liabilities increased by $5.4 million and $12.6 million, net of the effect of the Acquisition. The increase in operating assets, relates to accounts receivable of $2.8 million, and prepaid expenses and other assets of $2.8 million. The increase in our operating liabilities is primarily attributable to an increase of $8.3 million in deferred revenue, an increase of $2.6 million in interest payable, and an increase of $2.4 million in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities of $3.7 million in 2011 consisted primarily of $2.6 million in purchases of property and equipment and an increase in restricted cash of $0.8 million.

Net cash provided by investing activities of $26.4 million in 2010 consisted primarily of cash assumed from the Acquisition of $29.4 million offset by $2.6 million in purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $15 thousand in 2011 included a net $0.3 million repayment of our Revolving Credit Agreement facility to fund our operations which was partly offset by $0.3 million in proceeds from the exercise of stock options and issuance of shares pursuant to our Employee Stock Purchase Plan.

Net cash provided by financing activities of $0.1 million in 2010 included a $2.6 million payment of debt issuance costs related to the Acquisition for the closing of the Term Loan and Revolving Credit Agreements, offset by $2.5 million in proceeds from our Revolving Credit Agreement facility to fund our operations and $0.2 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

See Note 2(w) of the Consolidated Financial Statements for a full description of the recent accounting pronouncements including the expected date of adoption and effect on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dialogic Inc.:

We have audited the accompanying consolidated balance sheets of Dialogic Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and redeemable equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialogic Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

April 16, 2012

DIALOGIC INC.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,353	$24,559
Restricted cash	1,497	650
Accounts receivable (net of allowances of $3,622 and $3,721)	49,956	57,931
Inventories	20,127	27,102
Prepaid expenses	3,580	5,703
Other current assets	3,081	7,695

Total current assets	88,594	123,640
Property and equipment, net	7,947	10,262
Intangible assets, net	33,267	46,904
Goodwill	31,223	31,614
Deferred debt issuance costs, net	286	3,307
Deferred tax assets	550	—
Other assets	1,475	1,393

Total assets	$163,342	$217,120

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Bank indebtedness	$12,509	$12,783
Accounts payable	21,569	23,552
Accrued liabilities	23,417	23,765
Deferred revenue	14,872	17,209
Income taxes payable	1,665	2,010
Interest payable, related parties	3,452	2,953

Total current liabilities	77,484	82,272
Long-term debt, related parties	94,675	93,811
Accrued restructuring	2,471	—
Income taxes payable	2,338	2,416
Deferred revenue	1,810	2,423

Total liabilities	178,778	180,922
Commitments and contingencies
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value. 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $0.001 par value. 200,000,000 shares authorized; 31,476,152 and 31,163,054 issued and outstanding in 2011 and 2010, respectively	31	31
Additional paid-in capital	222,062	218,752
Accumulated other comprehensive loss	(22,206)	(22,071)
Accumulated deficit	(215,323)	(160,514)

Total stockholders’ (deficit) equity	(15,436)	36,198

Total liabilities and stockholders’ (deficit) equity	$163,342	$217,120

See accompanying notes to consolidated financial statements.

DIALOGIC INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010
Revenue
Products	$157,088	$162,449
Services	40,996	16,323

Total revenue	198,084	178,772
Cost of revenue
Products	60,990	61,725
Services	21,422	11,412

Total cost of revenue	82,412	73,137

Gross profit	115,672	105,635

Operating expenses:
Research and development	54,562	46,152
Sales and marketing	54,293	51,536
General and administrative	35,921	28,535
Acquisition costs	—	6,628
Restructuring charges	7,214	2,047

Total operating expenses	151,990	134,898

Loss from operations	(36,318)	(29,263)

Other income (expense):
Interest and other income (expense), net	73	476
Interest expense	(18,016)	(17,848)
Foreign exchange losses, net	(266)	(302)

Total other expense	(18,209)	(17,674)

Loss before income taxes	(54,527)	(46,937)
Income tax provision (benefit)	282	(224)

Net loss	(54,809)	(46,713)
Change in redemption value of preferred shares	0	(3,047)

Net loss attributable to common shareholders	$(54,809)	$(49,760)

Other comprehensive income (loss)
Foreign currency translation adjustment	$(135)	43

Comprehensive loss	$(54,944)	$(49,717)

Net loss attributable to common shareholders per share-basic and diluted	$(1.75)	$(3.67)

Weighted average shares outstanding used in computing net loss allocable to common shareholders per share — basic and diluted	31,323	13,566

See accompanying notes to consolidated financial statements.

DIALOGIC INC.

Consolidated Statements of Stockholders’ Equity (Deficit) and Redeemable Equity

(in thousands, except share data)

	Redeemable equity							Stockholders’ equity (deficit)
													Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Class A shares		Class B shares		Class C shares			Common shares		Warrants		Additional paid-in capital
	Number	Amount	Number	Amount	Number	Amount	Total	Number	Amount	Number	Amount
Balance December 31, 2009	35,821,807	$44,656	11,310,903	$28,504	17,139,240	$19,978	$93,138	7,652,272	$8	1,500,000	$9,000	$46,830	$(22,114)	$(113,801)	$(80,077)
Change in redemption amount of redeemable equity	—	2,986	—	(464)	—	525	3,047	—	—	—	—	(3,047)	—	—	(3,047)
Exchange of redeemable equity, common shares and cancellation of warrants	(35,821,807)	(47,642)	(11,310,903)	(28,040)	(17,139,240)	(20,503)	(96,185)	14,463,883	14	(1,500,000)	(9,000)	105,171	—	—	96,185
Accounting for reverse acquisition	—	—	—	—	—	—	—	8,919,158	9	—	—	63,418	—	—	63,427
Exercise of stock options	—	—	—	—	—	—	—	115,091	—	—	—	236	—	—	236
Release of common shares upon vesting of restricted stock units	—	—	—	—	—	—	—	12,650	—	—	—	—	—	—	—
Stock-based compensation in connection with stock options granted to employees	—	—	—	—	—	—	—	—	—	—	—	5,962	—	—	5,962
Stock-based compensation in connection with restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	182	—	—	182
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,713)	(46,713)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	43	—	43

Balance at December 31, 2010	—	$—	—	$—	—	$—	$—	31,163,054	31	—	$—	218,752	(22,071)	(160,514)	36,198

Exercise of stock options								109,098	—			157	—	—	157
Release of common shares upon vesting of restricted stock units								129,511	—						—
ESPP Purchase								74,489	—			126	—	—	126
Stock-based compensation in connection with stock options granted to employees								—	—			1,446	—	—	1,446
Stock-based compensation in connection with restricted stock units granted to employees								—	—			1,496	—	—	1,496
Stock-based compensation in connection with ESPP shares granted to employees								—	—			85			85
Net loss								—	—			—	—	(54,809)	(54,809)
Other comprehensive loss								—	—			—	(135)	—	(135)

Balance at December 31, 2011								31,476,152	$31			$222,062	$(22,206)	$(215,323)	$(15,436)

See accompanying notes to consolidated financial statements

DIALOGIC INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(54,809)	$(46,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,580	21,219
Stock-based compensation	3,027	6,144
Amortization of debt issuance costs	3,046	3,295
Interest for payment-in-kind on long-term debt	864	2,146
Allowance for doubtful accounts	(99)	521
Deferred income taxes	(550)	250
Other non-cash charges	313	80
Net changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	7,397	(2,760)
Inventories	6,880	97
Prepaid expenses and other current assets	6,603	(2,758)
Accounts payable and accrued liabilities	177	2,350
Income taxes payable	(320)	(564)
Deferred revenue	(2,131)	8,273
Interest payable, related parties	499	2,562

Net cash used in operating activities	(10,523)	(5,858)

Cash flows from investing activities:
Restricted cash	(847)	(48)
Purchases of property and equipment	(2,614)	(2,556)
Purchases of intangible assets	(145)	—
Other assets	(81)	(439)
Cash and cash equivalents assumed in business combination	—	29,407

Net cash provided by (used in) investing activities	(3,687)	26,364

Cash flows from financing activities:
Proceeds from exercise of stock options	157	236
Proceeds from issuance of ESPP shares	126	—
Debt issuance costs	—	(2,643)
Proceeds from (payments to) bank indebtedness, net	(298)	2,479

Net cash provided by (used in) financing activities	(15)	72

Effect of exchange rate changes on cash and cash equivalents	19	8

Net increase (decrease) in cash and cash equivalents	(14,206)	20,586
Cash and cash equivalents at beginning of year	24,559	3,973

Cash and cash equivalents at end of year	$10,353	$24,559

Supplemental disclosure of cash flow information:
Cash paid
Interest	$13,394	$10,051

Income taxes paid	$777	$652

Non-cash transactions:
Common stock issued for acquisition of a business	$—	$63,427

Fair value adjustments to goodwill	$391	$—

Debt issuance costs — capitalized payment-in-kind	$—	$1,843

See accompanying notes to consolidated financial statements.

DIALOGIC INC.

Notes to Consolidated Financial Statements

Note 1 – The Company

Dialogic Inc. (the “Company”) is a leading provider of communications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the communication medium or network. The Company specializes in providing products and solutions that enhance the mobile communications experience. The Company’s technology impacts over two billion mobile subscribers and its network solutions carry more than 15 billion minutes of traffic per month.

Wireless and wireline service providers use the Company’s products to transport, convert and manage data and voice traffic while enabling VoIP and other multimedia services. These service providers also utilize the Company’s underlying technology to provide innovative revenue-generating value-added services such as messaging, SMS, voice mail and conferencing. These services are also increasingly becoming video-enabled. Enterprises rely on the Company’s innovative products to enable the integration of IP and wireless technologies and endpoints into existing communication networks, and to enable applications that serve businesses, including unified communication applications, contact center and IVR/ IVVR.

The Company sells its products to both enterprise and service provider customers and sell both directly and indirectly through distribution partners such as TEMs, VARs and other channel partners. The Company’s customers build their enterprise communications solutions, their networks, or their value-added services on its products.

The Company was incorporated in Delaware on October 18, 2001 as Softswitch Enterprises, Inc., and subsequently changed its name to NexVerse Networks, Inc. in 2001, Veraz Networks, Inc. in 2002 and Dialogic Inc. in 2010. Companies the Company has acquired have been providing products and services for nearly 25 years.

Acquisition

On October 1, 2010, the transaction contemplated by the Acquisition Agreement, dated May 12, 2010, (the “Acquisition Agreement”) was consummated, by and between the Company (formerly Veraz Networks, Inc.) and Dialogic Corporation, pursuant to which Dialogic Corporation became a wholly owned subsidiary of the Company (the “Arrangement”). On October 1, 2010, the Company also effected: (1) an amendment to its amended and restated certificate of incorporation to change the name from “Veraz Networks, Inc.” to “Dialogic Inc.” (the “Name Change Amendment”); and (2) an amendment to its amended and restated certificate of incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, pursuant to which each five shares of common stock outstanding became one share of common stock, (the “Reverse Stock Split Amendment”).

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were assessed at fair value and the assets and liabilities of Dialogic Corporation were carried over at the historical cost. Refer to Note 3 for details on the allocation of the consideration transferred. For the year ended December 31, 2010, the statement of operations and statement of cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the statements of operations and statements of cash flows include the results of the former Veraz Networks, Inc. since the date of acquisition of October 1, 2010.

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

DIALOGIC INC.

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

The significant accounting policies of the Company are as follows:

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of long-lived assets, the allowance for doubtful accounts, the reserves for sales returns and allowances, inventory obsolescence and warranty obligation, the valuation of deferred tax assets, stock-based compensation, income tax uncertainties, impairment testing of goodwill and intangible assets and estimating the fair value of assets acquired and liabilities assumed at date of acquisition for businesses acquired. The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes in the estimates used in the preparation of the consolidated financial statements, and actual results could differ from the estimates and assumptions. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, emerging markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(c) Basis of Presentation

For the year ended December 31, 2010, the Company changed the presentation of its consolidated statements of stockholders’ equity (deficit). Dialogic Corporation was the acquiree for legal purposes in the Arrangement, but for accounting purposes, Dialogic Corporation was the acquirer of the Company. The consolidated financial statements prepared following the closing of the Arrangement are issued in the name of the Company, but are a continuation of the financial statements of Dialogic Corporation, with one adjustment: the legal capital is retroactively adjusted to reflect the legal capital of the Company. As the consolidated financial statements represent the continuation of the financial statements of Dialogic Corporation, except for the capital structure, consolidated financial statements after the close of the Arrangement reflect:

•	The assets and liabilities of Dialogic Corporation recognized and measured at their pre-combination carrying amounts;

•	The assets and liabilities of the former Veraz Networks, Inc. recognized and assessed at fair value at the closing date in accordance with Accounting Standards Codification (“ASC”) 805; and

•

The results of operations of Dialogic Corporation plus the results of operations of the former Veraz Networks, Inc. commencing on the date of the Arrangement and the related purchase accounting adjustments to measure the former Veraz Networks, Inc.’s assets and liabilities at fair value.

Certain prior year presentations were adjusted to conform to the current year presentation.

(d) Risks and Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2011 and 2010, the Company incurred a net loss of $54.8 million and $46.7 million, respectively, and used cash in operating activities of $10.5 million and $5.9 million, respectively. As of December 31, 2011, the Company’s cash and cash equivalent balance was $10.4 million, of which approximately $8.7 million was held by the Company’s subsidiaries outside the U.S. and could be subject to tax implications if repatriated to the U.S. Its current bank indebtedness was $12.5 million and its short-term and long-term debt, including accrued interest, with related parties was $98.1 million. Events of default existing under the second amended and restated credit agreement dated October 1, 2010 (the “Term Loan Agreement”) with Obsidian,

DIALOGIC INC.

Notes to Consolidated Financial Statements

LLC, as agent, and Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”) and the credit agreement dated as of March 5, 2008, as amended (the Revolving Credit Agreement”), with Wells Fargo Foothill Canada ULC, as administrative agent and lender (the “Revolving Credit Lender”), as of December 31, 2011 have been waived by the Term Lenders and Revolving Credit Lender pursuant to the third amendment and restatement of the Term Loan Agreement and the Seventeenth Amendment to the Revolving Credit Agreement (the “Seventeenth Amendment”), respectively, each entered into on March 22, 2012. In addition, $33.0 million of outstanding debt under the Term Loan Agreement was cancelled in exchange for convertible promissory notes on April 11, 2012, as discussed further in Note 20 below. However, if future defaults occur under the Term Loan Agreement or Revolving Credit Agreement, or the convertible promissory notes become due and payable, then the Company does not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the Company’s obligations under the Revolving Credit Agreement or Term Loan Agreement and the Company’s failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Loan Lenders could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, the Company could seek to reorganize its business, or the Company or a trustee appointed by the court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If the Company needed to liquidate its assets, the Company might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender followed by any unsecured creditors such as the convertible promissory notes, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

In order for the Company to meet the debt repayment requirements under the Term Loan Agreement and Revolving Credit Agreement, the Company will need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders.

Based on the Company’s current plans and business conditions, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements during fiscal 2012.

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

Title and risk of loss of inventory generally transfer to the customer when the product is shipped. However, when certain revenue arrangements require evidence of customer acceptance where the services have been identified as critical to the functionality, the Company classifies the delivered product as inventory in the accompanying consolidated financial statements. The revenue associated

DIALOGIC INC.

Notes to Consolidated Financial Statements

with such delivered product is deferred as a result of not meeting the revenue recognition criteria (see Note 2(i)). During the period between product shipment and acceptance, the Company recognizes all labor-related expenses as incurred but defers the cost of the related equipment and classifies the deferred costs as “Work in process” within the inventories line item (see Note 5). These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance or in the case of contingent revenue provisions, when amounts are no longer contingent). In arrangements for which revenue recognition is limited to amounts due and payable because of extended payment terms, all related inventory costs are expensed at the date of customer acceptance.

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

No customers accounted for over 10% of the Company’s revenues in 2011 and one customer accounted for 10% of the Company’s revenues in 2010. One customer accounted for 12% of the Company’s accounts receivable as of December 31, 2011. As of December 31, 2010, a different customer accounted for 10% of the Company’s accounts receivable.

No supplier accounted for 10% or more of the Company’s purchases in 2011. Two suppliers accounted for 10% or more of the Company’s purchases in 2010.

(i) Revenue Recognition

•	Revenue Recognition Criteria

Revenue derived from the sale of products and services is recognized when all of the following criteria are met:

(i)	Persuasive evidence of an arrangement exists — The Company’s customary practice is to have a written contract, which is signed by both the customer and the Company, or a purchase order or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with the Company.

(ii)	Delivery has occurred — Delivery of hardware and software products generally occurs at the point of shipment when title and risk of loss have passed to the customer. However, some arrangements require evidence of customer acceptance of the hardware and software products that have been sold. In such cases, delivery of the software, hardware and services is not considered to have occurred until evidence of acceptance is received from the customer or the Company has completed its contractual requirements. Revenue from sales of standalone services, including training courses, is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand a customers’ networks, the revenue recognition on these arrangements after the initial arrangement has been accepted, typically occurs at the point of shipment, since the Company has historically experienced successful implementations of these expansions and customer acceptance, although contractually required, does not represent a significant risk.

(iii)	The fee is fixed or determinable — The Company sells its products through its direct sales force and channel partners. In certain cases where the sales price cannot be reliably determined due to frequent sales price reductions or returns cannot be estimated, the related fee is considered to be not fixed or determinable and revenue is deferred until such price reduction or return rights cease.

Arrangement

fees are generally due within one year or less from date of acceptance, or the date of delivery if no acceptance. Some arrangements may have payment terms extending beyond these customary payment terms and therefore the arrangement fees may not be considered to be fixed or determinable. For multiple element arrangements with payment terms that are not considered to be fixed or determinable, revenue is recognized as payments become due, based on relative selling price, after delivery and acceptance of the software, hardware, and services, and assuming all other revenue recognition criteria are

DIALOGIC INC.

Notes to Consolidated Financial Statements

satisfied. For arrangements with contingent revenue provisions (a portion of the relative selling price of a delivered item is contingent upon the delivery of additional items or meeting other specified performance conditions), revenue recognized on delivered items is limited to the non-contingent amount. The Company defers the cost of inventory when products have been shipped, but have not yet been recognized as revenue, and expenses those costs in full in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance or in the case of contingent revenue provisions, when amounts are no longer contingent). In arrangements for which revenue recognition is limited to amounts due because of extended payment terms, inventory costs are expensed upon acceptance. This will initially result in lower or negative product margins for those arrangements and cause higher margins in subsequent periods, as compared to similar arrangements with customary payment terms.

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

•	Revenue Reserves and Adjustments

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

The Company has agreements with certain distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases. Most distributors must exchange this stock for orders of an equal or greater amount. The Company recognizes an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenues in the period during which the related revenue is recognized.

The Company also has agreements with certain distributors that allow for price adjustments. The Company recognizes an allowance for these price adjustments based on historical experience. The price adjustments are recorded as a reduction in revenue in the period during which the related revenue is recognized.

Revenues are primarily recognized net of sales taxes. Revenues include amounts billed to customers for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the years ended December 31, 2011 and 2010. Shipping and handling costs are included in cost of revenues.

•	Multiple Element Arrangements

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

DIALOGIC INC.

Notes to Consolidated Financial Statements

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

The multiple-deliverable revenue guidance requires that the Company evaluate each deliverable in an arrangement to determine whether such deliverable represents a separate unit of accounting.

The delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer. If the arrangement includes a general refund or return right relative to the delivered item and the delivery and performance of the undelivered items are considered probable and substantially in the Company’s control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of the Company’s products and services qualify as separate units of accounting because they are sold separately or the customer could resell them on a standalone basis and, accordingly, revenue is recognized when the applicable revenue recognition criteria are met.

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

The impact of applying the relative selling price method in the allocation of revenue, compared to previous revenue recognition methodologies, increased revenues for the year ended December 31, 2011 by approximately $0.7 million. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on revenues in periods after the initial adoption when applied to multiple element arrangements. However, as the Company’s marketing and product strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices, including both VSOE and ESP which could impact future revenues.

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

DIALOGIC INC.

Notes to Consolidated Financial Statements

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

Depreciation and amortization

Depreciation and amortization are based on estimated useful lives using the following methods, rates and periods:

Property and equipment:	Method	Rate/period
Computer software, other than operating system and ERP	Straight-line	3 years
Computer operating system	Straight-line	3 years
ERP systems	Straight-line	10 years
Computer equipment	Straight-line	3 years
Furniture and fixtures	Straight-line	3 years
Machinery and equipment	Straight-line	5 years
Leasehold improvements	Straight-line	Lesser of lease term and economic life, to a maximum of 10 years

Intangible assets:
Software licenses	Straight-line	3 years
Technology	Economic consumption	2 to 10 years
Customer relationships	Economic consumption	6 to 14 years

The Company has operating leases related to its leased office space, equipment and cars.

(m) Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Definite-lived intangible assets were tested for impairment during the last quarter of fiscal 2011 and no impairment was identified.

DIALOGIC INC.

Notes to Consolidated Financial Statements

Intangible assets with indefinite useful lives are not amortized and are tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired. The impairment test compares the carrying amount of the intangible asset with its fair value, and an impairment loss is recognized for the excess, if any. The impairment testing for indefinite- lived intangibles is performed during the last quarter of the fiscal year. This impairment test performed during the last quarter of fiscal 2011 did not reveal any impairment.

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

During the quarters ended December 31, 2011 and 2010, the Company performed its annual impairment review of goodwill and concluded that there was no impairment in either year.

(o) Advertising Costs

The Company expenses all advertising costs as incurred. The Company incurred $66 thousand and $0.9 million in advertising costs in 2011 and 2010, respectively.

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

(q) Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade, and Labor, (the “OCS”), as a reduction of research and development expenses on a monthly basis, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenues.

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

DIALOGIC INC.

Notes to Consolidated Financial Statements

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

(t) Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

(u) Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. There is no significant difference between the Company’s net loss and its total comprehensive loss for the years ended December 31, 2011 and 2010.

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

DIALOGIC INC.

Notes to Consolidated Financial Statements

(w) Recent Accounting Pronouncements

In May, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company will adopt ASU 2011- 04 effective January 1, 2012 and this adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU allow an entity to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Company will adopt ASU 2011-05 effective January 1, 2012 and this adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This new guidance allows entities testing goodwill for impairment to perform a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, based on qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount of that reporting unit, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011 with early adoption permitted. The Company will adopt ASU 2011-08 for its annual or interim goodwill impairment testing performed after January 1, 2012. The adoption of this ASU is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

Note 3 – Acquisition

Completion of Dialogic Corporation Acquisition

Background

On October 1, 2010, the Company, completed its business combination with Dialogic Corporation in accordance with the terms of the Acquisition Agreement, pursuant to which the Dialogic Corporation became a wholly owned subsidiary of the Company. In accordance with the Acquisition Agreement, the Company acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of 22,116,155 shares of Company’s common stock. Acquisition costs related to the business combination were $6.6 million and expensed during 2010 as disclosed in the accompanying consolidated statement of operations.

All outstanding options to purchase Dialogic Corporation’s common shares were cancelled and new options to purchase shares of the Company’s common stock were granted. Each such option became an option to acquire that number of shares of the Company’s common stock equal to the product obtained by multiplying the number of shares in the capital of Dialogic Corporation subject to such option by 0.9, rounded down to the nearest whole share of the Company’s common stock. Each such option has a purchase price per share of the Company’s common stock equal to the exercise price per share (in U.S. dollars) for such Dialogic Corporation option immediately prior to the consummation of the Arrangement divided by 0.9, rounded up to the nearest whole cent.

After taking into account the issuance of common stock in exchange for Dialogic Corporation’s preferred and common stock, as of immediately following the effective time of the Arrangement, the former Dialogic Corporation’s shareholders held approximately 70% of the total outstanding shares of common stock of the Company, and the former Veraz Networks, Inc. stockholders held approximately 30% of the Company’s outstanding common stock. As of October 1, 2010, immediately following the consummation of the Arrangement, there were approximately 31.0 million shares of the Company’s common stock issued and outstanding, after taking into account the one for five reverse stock split. As of December 31, 2010, there were approximately 31.2 million shares of the Company’s common stock issued and outstanding.

DIALOGIC INC.

Notes to Consolidated Financial Statements

The Arrangement was accounted for as a reverse acquisition under the purchase method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. GAAP for accounting and financial reporting purposes. As such, on the acquisition date of October 1, 2010, the assets and liabilities of the former Veraz Networks, Inc. were remeasured at fair value and the assets and liabilities of Dialogic Corporation were carried over at their historical cost. For the year ended December 31, 2010, the accompanying consolidated statements of operations and cash flows include the historical results of Dialogic Corporation. For all reporting periods following the consummation of the Arrangement, the accompanying consolidated statements of operations and statements of cash flows of the former Veraz Networks, Inc. are included from the date of acquisition of October 1, 2010.

The consideration transferred was based upon the fair value of the Company’s common stock outstanding of 8,919,158 shares as of October 1, 2010, multiplied by the stock closing price at October 1, 2010 of $6.65. The consideration transferred is based on the market price of the Company since management has determined that this was the most reliable measure of fair value. The total consideration transferred for the acquisition as of October 1, 2010 is as follows (in thousands):

Fair value of the Company’s common stock	$59,312
Fair value of the Company’s vested stock options and restricted stock units	4,115

Total consideration transferred	$63,427

Fair Value of Stock Awards

The fair value of the Company’s vested stock options and earned portion of the unvested restricted stock units were considered in the determination of the purchase price. At October 1, 2010, the number of vested options and the earned portion of the unvested restricted stock units of Dialogic used in computing the purchase price were 1,137,000 and 49,000, respectively.

The total fair value of the Company’s vested stock options and restricted stock units assumed as of October 1, 2010 was $4.1 million using the Black-Scholes option valuation model. The unearned compensation related to the Company’s stock options as of October 1, 2010 was determined to be $0.3 million, net of estimated forfeitures, and will be expensed on a straight line basis over the remaining service period.

The fair values of the Company’s stock options as of October 1, 2010 were estimated using the following assumptions:

Assumptions	Estimated fair value of the Company’s stock options and unearned compensation
Expected term	0.3-5.8 Years
Risk-free interest rate	0.1-1.6%
Volatility	74-84%
Dividend yield	0%

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

DIALOGIC INC.

Notes to Consolidated Financial Statements

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

Supplementary pro forma information (Unaudited)

The following pro forma financial information reflects the consolidated results of operations as if the acquisition of Dialogic Corporation had taken place on January 1, 2009. The pro forma financial information is not necessarily indicative of the results of operations as it would have been, had the transactions been reflected on the assumed date. No effect has been given for synergies that may have been realized through the acquisition. The pro forma financial information also includes the business combination accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets, stock-based compensation charges for unvested stock options and restricted stock-based awards assumed, adjustments to interest expense for borrowings and the elimination of merger costs incurred in 2010. Amounts are shown in thousands except per share amounts.

Year Ended December 31, 2010
Revenue	$224,875

Net loss	$(42,994)

Basic and diluted loss per share	$(1.38)

Weighted average shares	31,054

DIALOGIC INC.

Notes to Consolidated Financial Statements

Note 4 – Cash and Cash Equivalents

(a) Fair value

Assets are measured and recorded at fair value on a recurring basis for cash and cash equivalents as presented on the Company’s consolidated balance sheets as of December 31, 2011 and 2010. A summary of cash and cash equivalents, including restricted cash, were as follows (in thousands):

	Carrying Cost	Unrealized Gains (Losses)	Fair Market Value
Security Description
December 31, 2011
Cash at bank	$10,349	$—	$10,349
Cash at bank — restricted	1,497	—	1,497
Cash equivalents:
Money market funds	4	—	4

Total cash and cash equivalents and restricted cash	$11,850	$—	$11,850

December 31, 2010
Cash at bank	$17,647	$—	$17,647
Cash at bank — restricted	650	—	650
Cash equivalents:
Money market funds	6,912	—	6,912

Total cash and cash equivalents and restricted cash	$25,209	$—	$25,209

Cash equivalents consist of instruments with the remaining maturities of three months or less at the date of purchase.

If applicable, for other-than-temporary impairments, the Company discloses the gross unrealized losses and fair value for those investments that were in an unrealized loss position and have been in a continuous loss position. As of December 31, 2011 and 2010, the gross unrealized losses were zero.

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

The Company measures its available-for-sale securities assets at fair value on a recurring basis and has determined that these financial assets were level 1 in the fair value hierarchy. The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	Fair Value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Money market funds at December 31, 2011	$4	$4	$—	$—
2010	$6,912	$6,912	$—	$—

DIALOGIC INC.

Notes to Consolidated Financial Statements

Fair Value

The carrying amounts of cash, cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities and interest payable on long-term debt approximate fair value because of their generally short maturities. For cash equivalents the estimated fair values are based on market prices. In addition, the fair value of the long-term debt approximates the carrying amount since interest is based on fixed interest rates which approximate market-based interest rates for the same type of debt instrument. The fair value of the Company’s long-term debt is estimated by discounting the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

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

Note 5 – Balance Sheet Components

The following tables provide details of selected balance sheet items as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Inventories:
Raw materials and components	$8,941	$10,079
Work in process	6,799	10,913
Finished products	4,387	6,110

	$20,127	$27,102

	December 31, 2011
	Cost	Accumulated depreciation and amortization	Net book value
Property and equipment, net:
Computer equipment and software	$41,668	$(36,128)	$5,540
Furniture and fixtures	3,811	(3,719)	92
Machinery and equipment	12,433	(11,108)	1,325
Leasehold improvements	4,709	(3,719)	990

	$62,621	$(54,674)	$7,947

DIALOGIC INC.

Notes to Consolidated Financial Statements

	December 31, 2010
	Cost	Accumulated depreciation and amortization	Net book value
Property and equipment, net:
Computer equipment and software	$40,126	$(33,973)	$6,153
Furniture and fixtures	3,720	(3,257)	463
Machinery and equipment	12,169	(9,718)	2,451
Leasehold improvements	4,565	(3,370)	1,195

	$60,580	$(50,318)	$10,262

	December 31,
	2011	2010
Accrued liabilities:
Accrued compensation and benefits	$9,554	$11,687
Accrued restructuring expenses	1,828	1,690
Deferred rent	1,577	1,639
Accrued royalty expenses	954	1,447
Accrued external sales agent commissions	1,230	1,378
Other accrued expenses	8,274	5,924

	$23,417	$23,765

Depreciation expense was $4.8 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively.

Accounts receivable

As of December 31, 2011 and 2010, accounts receivable aggregating approximately $10.9 million and $11.9 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.20% of consolidated revenues.

Other current assets

At December 31, 2011 and 2010, other current assets include $0.3 and $0.1 million in amounts due from stockholders for expenses that the Company has paid on their behalf.

Note 6 – Goodwill and Intangible Assets

The following was a summary of changes in goodwill for the fiscal years ended December 31, 2011 and 2010 (in thousands):

Balance, December 31, 2009	$19,749
Acquisition of Dialogic	11,865

Balance, December 31, 2010	31,614
Fair value adjustments	(391)

Balance, December 31, 2011	$31,223

During 2011, the Company decreased goodwill by $0.4 million as a result of fair value adjustments to certain liabilities assumed in the business combination with Dialogic Corporation. The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist.

During 2010, the increase to goodwill relates to the business combination with Dialogic Corporation (see Note 3).

DIALOGIC INC.

Notes to Consolidated Financial Statements

Goodwill at December 31, 2011 and 2010 did not include any accumulated impairment losses.

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

Trade names

Trade names consist of the Company’s and its subsidiaries’ registered trademarks including, but not limited to “Dialogic” , the dialogic.com domain name, and other registered and unregistered trademarks, trade names, service marks and registration applications. Trade names are considered to have an indefinite life because they are expected to contribute to cash flows for an indefinite period of time.

Software licenses

Software licenses represent the right to use software for a specified period of time.

DIALOGIC INC.

Notes to Consolidated Financial Statements

The following was a summary of other intangible assets as at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000

Finite-lived intangibles:
Technology	58,239	(42,529)	15,710
Customer relationships	38,312	(30,994)	7,318
Software licenses	3,489	(3,475)	14
Other	1,244	(1,019)	225

	$111,284	$(78,017)	$33,267

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000

Finite-lived intangibles:
Technology	58,239	(34,817)	23,422
Customer relationships	38,312	(25,981)	12,331
Software licenses	3,477	(2,998)	479
Other	1,254	(582)	672

	$111,282	$(64,378)	$46,904

Amortization expense was $13.8 million and $16.1 million for the years ended December 31, 2011 and 2010, respectively.

Estimated aggregate amortization expense based on existing intangibles for each of the five succeeding fiscal years and thereafter is approximately as follows (in thousands):

Years	Technology	Customer Relationships	Software Licenses	Other	Total
2012	$5,696	$3,178	$8	$134	$9,016
2013	3,890	1,666	5	70	5,631
2014	2,760	944	1	21	3,726
2015	1,826	598	—	—	2,424
2016	956	329	—	—	1,285
Thereafter	582	603	—	—	1,185

	$15,710	$7,318	$14	$225	$23,267

Weighted average amortization period (in years)	5.0	7.8	1.4	2.2

DIALOGIC INC.

Notes to Consolidated Financial Statements

Note 7 – Deferred Debt Issuance Costs

The following is a summary of changes in deferred debt issuance costs (in thousands):

	December 31,
	2011	2010
Balance, beginning of year	$3,307	$2,116
Add: Debt issuance costs incurred during the year
Payment-in-kind	—	1,843
Cash	25	2,643
Less: amortization for the year	(3,046)	(3,295)

	$286	$3,307

Debt issuance costs are being amortized over the term of the related debt using the effective interest method and such amortization is classified as interest expense in the accompanying consolidated statements of operations.

As more fully described in Notes 8 and 9, certain events of default existing under the Revolving Credit Agreement and Term Loan Agreement were waived by the Revolving Credit Lender and Term Loan Lenders, respectively, on March 22, 2012.

As more fully described in Notes 8 and 9, during the year ended December 31, 2011, the Company accelerated the amortization of deferred debt issuance costs to reflect the potential acceleration of the maturity dates of the principal amounts and accrued interest under the Revolving Credit Agreement and Term Loan Agreement.

Note 8 – Bank Indebtedness

Dialogic Corporation has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. On March 22, 2012, Dialogic Corporation entered into a Consent and Seventeenth Amendment (“Seventeenth Amendment”) to the Revolving Credit Agreement. Under the Seventeenth Amendment, the Revolving Credit Lender waived the events of default existing under the Revolving Credit Agreement as of March 22, 2012 and agreed to certain amendments to the Revolving Credit Agreement. Specifically, pursuant to the Seventeenth Amendment, the Revolving Credit Agreement maturity date was amended and extended to the earlier of (i) March 31, 2015 and (ii) expiration of the Term Loan Agreement. Dialogic Corporation may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to Dialogic Corporation and certain guarantors of the Revolving Credit Agreement, which is referred to as the “borrowing base.”

As of December 31, 2011, the borrowing base under the Revolving Credit Agreement amounted to $14.9 million, Dialogic Corporation had borrowed $12.5 million, and the unused line of credit totaled $12.5 million, of which $2.4 million was available for additional borrowings.

The following describes certain terms of the Revolving Credit Agreement, as amended by the Seventeenth Amendment:

Term. The commitment of the Revolving Credit Lender to make revolving credit loans terminates and all outstanding revolving credit loans are due on the maturity date described above. Dialogic Corporation may repay the facility at its own option with 30 days’ notice to the Revolving Credit Lender.

Mandatory Prepayments. Dialogic Corporation is required to prepay revolving credit loans in an amount equal to 100% of the net proceeds from the sale or other disposition of inventory other than in the ordinary course of business, subject to the right to apply the net proceeds to the acquisition of replacement property in lieu of prepayment.

Interest Rates and Fees. At Dialogic Corporation’s election, revolving credit loans may bear interest at a rate equal to the prime rate plus 1.5% or at a rate equal to reserve-adjusted one-, two- or three-month LIBOR plus 3%. Upon the occurrence and continuance of an event of default and at the election of the Revolving Credit Lender, the revolving credit loans will bear interest at a default rate equal to

DIALOGIC INC.

Notes to Consolidated Financial Statements

the then applicable interest rate or rates plus 2%. Dialogic Corporation pays the Revolving Credit Lender a monthly fee on the unused portion of the maximum revolver amount, as well as a monthly collateral management fee and an annual deferred closing fee.

The average interest rate for the years ended December 31, 2011 and 2010 was 5.75% and 6.1%, respectively.

Guarantors. The revolving credit loans are guaranteed by the Company, Dialogic (US) Inc., Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. (collectively the “Revolving Credit Guarantors”).

Security. The revolving credit loans are secured by a pledge of the assets of Dialogic Corporation and of the Revolving Credit Guarantors consisting of accounts receivable and inventory and related property. The security interest of the Revolving Credit Lender is prior to the security interest of the Term Lenders, as defined below, in these assets, subject to the terms and conditions of an intercreditor agreement.

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $1.0 million for the three month period ending on June 30, 2012; $4.0 million for the six month period ending on September 30, 2012 and $7.5 million for the 9 month period ending December 31, 2012 to be tested only if the average amount of availability under the Revolving Credit Agreement plus unencumbered cash of Dialogic Corporation and the Revolving Credit Guarantors for the 30-day period preceding the applicable testing date is less than $2.5 million; and; $15.0 million for the 12 month period ending on March 31, 2013; $16.9 million for the 12 month period ending on June 30, 2013; $17.1 million for the 12 month period ending on September 30, 2013 and December 31, 2013; $18.1 million for the 12 month period ending on March 31, 2014; $19.4 million for the 12 month period ending on June 30, 2014; $20.9 million for the 12 month period ending on September 30, 2014; $22.6 million for the 12 month period ending on December 31, 2014; and $24.7 million for the 12 month period ending on March 31, 2015 and the last date of each 12-month period thereafter.

Other Terms. Dialogic Corporation, the Company and their subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on its capital stock, entering into transactions with affiliates and making capital expenditures. The Revolving Credit Agreement contains customary events of default, including a change in control of the Company and an Event of Default (as defined in the Revolving Credit Agreement, and which constitutes an event of default under the Term Loan Agreement), which results in a cross-default under the Term Loan Agreement.

At December 31, 2011, Dialogic Corporation was in default under the Revolving Credit Agreement. Specifically, Dialogic Corporation had breached all of the financial covenants under the Term Loan Agreement as of December 31, 2011, which constitutes a breach under the terms of the Revolving Credit Agreement, and the Minimum EBITDA covenant under the Revolving Credit Agreement. The events of default existing under the Revolving Credit Agreement as of December 31, 2011 were waived by the Revolving Credit Lender pursuant to the Seventeenth Amendment. During the year ended December 31, 2011, the Company amortized an additional $0.4 million of deferred debt issuance costs related to the accelerated amortization as a result of the breach of the covenants under the Term Loan Agreement. The Company also recorded bank fees of $25,000 paid during 2011 in connection the defaults under the Revolving Credit Agreement.

On April 11, 2012, Dialogic Corporation, the Company and certain of its subsidiaries entered into an Eighteenth Amendment to Revolving Credit Agreement (the “Eighteenth Amendment”), with the Revolving Credit Lender. Pursuant to the Eighteenth Amendment, the Revolving Credit Agreement was amended to permit the issuance of convertible notes in the Private Placement, as described in greater detail in Note 20, Subsequent Events.

Note 9 – Long-Term Debt and Related Party Transactions

Term Loan Agreement

On March 22, 2012, Dialogic Corporation entered into a third amended and restated Term Loan Agreement with the Term Lenders. Tennenbaum Capital Partners. LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owns approximately 6.5% of the Company’s common stock as of December 31, 2011, which interest it originally acquired in Dialogic Corporation in 2006. During the years ended December 31, 2011 and December 31, 2010, a Managing Partner for

DIALOGIC INC.

Notes to Consolidated Financial Statements

Tennenbaum also served and continues to serve as a member of the Company’s Board of Directors and during the year ended December 31, 2009, a Managing Partner for Tennenbaum also served as a member of Dialogic Corporation’s Board of Directors. The Company incurred costs of $2.6 million paid to the Term Lenders in connection with the Term Loan Agreement, which was capitalized as debt issuance costs as of October 1, 2010. In connection with entering into the third amended and restated Term Loan Agreement, on March 22, 2012, the Company issued to the Term Lenders warrants to purchase 18 million shares of common stock with an exercise price of $1.00 per share, subject to stockholder approval.

As of December 31, 2011 and 2010, Dialogic Corporation owed long-term debt to the Term Lenders in the amounts of $89.9 million, and interest payable of $3.6 million and $3.0 million, respectively. As of March 22, 2012, interest accrued since December 31, 2011 in the amount of $3.0 million was added to the outstanding principal amount of the Term Loans. For the years ended December 31, 2011 and 2010, Dialogic Corporation recorded interest expense of $15.7 million and $16.1 million, respectively, related to the Term Loan Agreement of which zero and $1.4 million, respectively, related to accrued Payment-In-Kind (“PIK”) interest; and $2.4 million and $3.1 million, respectively, of amortization charges for deferred debt issuance costs. For the years ended December 31, 2011 and 2010, Dialogic Corporation paid cash of $12.7 million and $9.1 million related to the interest expense to the Term Lenders. In addition, during the years ended December 31, 2011 and 2010, the Term Lenders were paid $0 and $2.6 million, respectively, related to debt issuance costs.

The following table summarizes the short-term and long-term debt with related parties at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Term loan	$89,875	$89,875
Shareholder loans	4,800	3,936
Accrued interest payable — term loan	3,452	2,953

	$98,127	$96,764

Principal Amount and Maturity. At December 31, 2011, Term Loans in the principal amount of $89.9 million were outstanding under the Term Loan Agreement. The following describes certain provisions of the Term Loan Agreement as amended and restated on March 22, 2012. In addition to these provisions, under the Term Loan Agreement, the Term Lenders have at their discretion the ability to provide additional loans to Dialogic Corporation up to $10 million on the same terms as the Term Loans. As of April 5, 2012, the Company has received $1 million under this provision. As of March 22, 2012, $3.0 million of interest on the Term Loans accrued through March 22, 2012 was added to the principal thereof.

Maturity. The Term Loans are due on March 31, 2015.

Voluntary and Mandatory Prepayments. The Term Loans may be prepaid, in whole or in part, from time to time, subject to payment of (i) if prepaid prior to the first anniversary of the closing date, a premium of 5%, (ii) if prepaid after the first but prior to the second anniversary of the closing date, a premium of 2% and (iii) if prepaid after the second anniversary of the closing date, no premium is required.

Dialogic Corporation is required to offer to prepay the Term Loans out of the net proceeds of certain asset sales (including asset sales by the Company and its subsidiaries) at 100% of the principal amount of Term Loans prepaid, plus the prepayment premiums described above, subject to Dialogic Corporation’s right to retain proceeds of up to $1 million in the aggregate each fiscal year. Subject to the right to retain proceeds of up to $1.5 million in the aggregate in each fiscal year, Dialogic Corporation is also required to prepay the Term Loans out of 50% of the net proceeds from certain equity issuances by the Company and its subsidiaries, plus the prepayment premiums described above, except that no prepayment premium is required to be paid in respect of the first $35 million of net proceeds of an issuance by the Company of stock at a price of $1.25 per share or more.

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10% except that, in 2012 and thereafter if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and paid in kind (“PIK”). Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

DIALOGIC INC.

Notes to Consolidated Financial Statements

Guarantors. The terms loans are guaranteed by the Company, Dialogic US Inc., Dialogic Distribution Limited, Dialogic Manufacturing Limited, Dialogic Networks (Israel) Ltd., Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. and certain U.S. subsidiaries of the Company (collectively, the “Term Loan Guarantors”).

Security. The Term Loans are secured by a pledge of all of the assets of Dialogic Corporation and of the Term Loan Guarantors, including all intellectual property, accounts receivable, inventory and capital stock in the Company’s direct and indirect subsidiaries. The security interest of the Term Lenders in inventory, accounts receivable and related property of Dialogic Corporation and the Term Loan Guarantors is subordinated to the security interest of the Revolving Credit Lender in those assets.

Financial Covenants. The following summarizes the financial covenants as defined in the third amended and restated Term Loan Agreement:

•

Minimum Liquidity — Defined as either liquidity of not less than $15.0 million or Qualified Cash (as defined in the Term Loan Agreement) of not less than $10.0 million, as of March 31, 2013 and thereafter.

•

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $15.0 million for the four quarters ending March 31, 2013; $16.9 million for the four quarters ending June 30, 2013; $17.1 million for the four quarters ending September 30, 2013 and December 31, 2013; $18.1 million for the four quarters ending March 31, 2014; $19.4 million for the four quarters ending June 30, 2014; $20.9 million for the four quarters ending September 30, 2014; $22.6 million for the four quarters ending December 31, 2014; and $24.7 million for the four quarters ending March 31, 2015.

•

Minimum Interest Coverage Ratio — Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 1.50 to 1 for the four quarters ending March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015.

•

Maximum Consolidated Total Leverage Ratio — Defined as the ratio of (i) the total consolidated debt outstanding at the end of the quarter to (ii) the consolidated EBITDA for such period and is not permitted to be greater than a ratio of 4.40 to 1 for the four quarters ending March 31, 2013; ratio of 3.90 to 1 for the four quarters ending June 30, 2013; ratio of 3.80 to 1 for the four quarters ending September 30, 2013; ratio of 3.90 to 1 for the four quarters ending December 31, 2013; ratio of 3.60 to 1 for the four quarters ending March 31, 2014; ratio of 3.40 to 1 for the four quarters ending June 30, 2014; ratio of 3.20 to 1 for the four quarters ending September 30, 2014; ratio of 2.90 to 1 for the four quarters ending December 31, 2014; and ratio of 2.7 to 1 for the four quarters ending March 31, 2015.

Other Terms. The Company, Dialogic Corporation and their subsidiaries are subject to various affirmative and negative covenants under the Term Loan Agreement, including restrictions on incurring additional debt and contingent liabilities, granting liens, making investments and acquisitions, paying dividends or making other distributions in respect of its capital stock, selling assets and entering into mergers, consolidations and similar transactions, entering into transactions with affiliates and entering into sale and lease-back transactions. The Term Loan Agreement contains customary events of default, including a change in control of the Company without the Term Lenders consent and an Event of Default (as defined in the Term Loan Agreement, and which constitutes an event of default under the Revolving Credit Agreement), which results in a cross-default under the Revolving Credit Agreement.

As of December 31, 2011, the Company was not in compliance with any of the financial covenants then in effect under the Term Loan Agreement. These defaults were waived by the Term Lenders pursuant to the third amended and restated Term Loan Agreement referred to above.

On April 11, 2012, Dialogic Corporation, the Company and certain of its subsidiaries entered into a First Amendment to the Term Loan Agreement (the “First Amendment”). Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the conversion of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for convertible notes as described in Note 20, and a share of the Company’s Series D-1 Preferred Stock, subject to payment of a prepayment premium of $1.5 million. The Term Loan Agreement was also amended to permit the Company to issue the remaining convertible notes sold in the Private Placement, as described in greater detail in Note 20, Subsequent Events.

Stockholder Loans

At December 31, 2011 and 2010, the Company had $4.8 million and $3.9 million, respectively, in long-term debt payable to certain stockholders of the Company (the “Related Party Lenders”), including the Company’s Chief Executive Officer and members of the Company’s Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from the maturity date of the Term Loan Agreement, which, as of December 31, 2011 would have been March 2014, and

DIALOGIC INC.

Notes to Consolidated Financial Statements

under the third amended and restated Term Loan Agreement would be in September 2015. During the years ended December 31, 2011 and 2010, the Company recorded interest expense of $0.9 million and $0.7 million, respectively, related to these stockholder loans. There are no covenants or cross default provisions associated with these stockholder loans.

In the event that the Company consummates an equity financing before the loans are repaid, the Related Party Lenders, at their option, may convert the entire stockholder loan amount, including accrued PIK interest payable, into equity at the same rate and terms agreed to with other investors. The stockholder loan convertible option will apply solely to the first equity financing event consummated after October 1, 2010.

The stockholder loans were exchanged for convertible notes on April 11, 2012. See Note 20.

Note 10 – Restructuring Charges

In a continued effort to consolidate certain operations across all organizations, the Company incurred employee termination costs for severance and benefits aggregating to $3.7 million and $2.0 million during the years ended December 31, 2011 and 2010, respectively, resulting from the termination of approximately 60 and 59 individuals during the years ended December 31, 2011 and 2010, respectively. During the second quarter of 2011, the Company vacated its Salem, New Hampshire facility and expensed $0.1 million in non-cancellable lease obligations. In addition, the Company vacated a portion of its New Jersey facilities during the first quarter of 2011 and expensed $3.4 million for the non-cancellable lease obligations and related costs associated with the vacated space.

Restructuring activity for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	Employee Termination/ Severance and Related Costs	Facilities Cost	Total
Balance at December 31, 2009	$—	$—	$—
Liability assumed in reverse acquisition	525	—	525
Charges to operations	2,047	—	2,047
Payments made during the year	(882)	—	(882)

Balance at December 31, 2010	1,690	—	1,690
Charges to operations	3,669	3,545	7,214
Payments made during the year	(4,002)	(603)	(4,605)

Balance at December 31, 2011	$1,357	$2,942	$4,299

As of December 31, 2011, approximately $1.8 million of accrued restructuring expenses was included as a component of current accrued liabilities and $2.5 million was classified as long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2010, $1.7 million of accrued restructuring expenses was included in the Company’s current accrued liabilities. The Company expects to pay $1.4 million in employee related costs through December 31, 2012. The Company expects to pay $0.4 million in facilities costs through December 31, 2012 and the remaining $2.5 million over the lease periods ending in 2015.

Note 11 – Stockholders’ Equity

(a) Redeemable equity

Pursuant to the terms of the Acquisition Agreement, the Company acquired all of the outstanding common and preferred shares of Dialogic Corporation in consideration of the issuance of shares of the Company’s common stock. The Dialogic Corporation shareholders received an aggregate of 22.1 million shares of the Company’s common stock, of which 14.5 million shares were received by the Class A, B and C preferred shareholders. The Arrangement was carried out pursuant to a plan of arrangement pursuant to the British Columbia Business Corporation Act as set forth in the Acquisition Agreement. The holders of Class A, B and C preferred shares had the right to demand redemption of their shares from Dialogic Corporation at specified dates. The redemption price was determined to be the higher of the original subscription price or fair value as determined by the Dialogic Corporation Board of Directors. According to the Acquisition Agreement, on October 1, 2010 Dialogic Corporation’s Class A, B and C preferred shares were redeemed and converted into 7.2 million, 4.2 million and 3.1 million shares of the Company’s common stock, respectively, at the applicable conversion factors in the Acquisition Agreement.

DIALOGIC INC.

Notes to Consolidated Financial Statements

The Company follows the applicable U.S. GAAP and Securities and Exchange Commission (“SEC”) authoritative guidance for redeemable stock, which requires the Company to record the Class A, B and C shares at full redemption value at each balance sheet date as redemption of those securities is not solely within the control of the Company. In the absence of retained earnings or additional paid-in capital, increases to the redemption value of the securities are charged to paid-in capital (common stock). Decreases to the redemption value of the securities are credited to additional paid-in capital. During 2010, the Company recorded increases in the redemption values of the redeemable equity, which aggregated $3.0 million. These shares were exchanged for the Company’s common stock at the time of the acquisition.

(b) Reverse Stock Split

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

Note 12 – Stock-Based Compensation

Employee Benefit Plans

For the year ended December 31, 2009 and for the period ended September 30, 2010, the Dialogic Corporation Employee Stock Option Plan (“ESOP”) was effective. For each period following October 1, 2010, the Company’s 2006 Equity Incentive Plan (“2006 Plan”) became effective due to the reverse acquisition of Dialogic Corporation and the Company’s adoption of the 2006 Plan on a go forward basis.

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

The Amended Plan provides that the options will vest as follows: (i) 25% on the first anniversary of the grant date, and commencing one month after the first anniversary of the grant date and ending on the fourth anniversary of the grant date,  1/36 of the remaining 75% of the options shall vest each month; or (ii) at such other time or times as may be determined by the Board on the grant date, and shall expire ten years from the grant date. Options granted under the Amended Plan become exercisable once both the service and performance conditions (occurrence of a liquidation event such as an initial public offering or acquisition as defined in the Amended Plan) are probable of being achieved. Dialogic Corporation would only commence recognizing compensation expense once the performance conditions have been achieved in accordance with the vesting provisions.

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

DIALOGIC INC.

Notes to Consolidated Financial Statements

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

(ii) The Company — 2006 Plan for the period from October 1, 2010 through December 31, 2011

The 2006 Plan is a stockholder approved plan of the Company, and is intended as the successor to and continuation of the Company’s 2001 Equity Incentive Plan (“2001 Plan”). The 2006 Plan provides for broad based grants to employees, directors and consultants. The 2006 Plan provides for the grant of the following stock awards: incentive stock options (“ISO”) nonstatutory stock options (“NSO”) restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards. Since April 2007, no additional stock awards were granted under the 2001 Plan and the shares that remained available for issuance pursuant to the exercise of options or settlement of stock awards under the 2001 Plan became available for issuance pursuant to stock awards granted under the 2006 Plan. Any shares subject to outstanding stock awards granted under the 2001 Plan that expire or terminate for any reason prior to exercise or settlement become available for issuance pursuant to stock awards granted under the 2006 Plan. All outstanding stock awards granted under the 2001 Plan are deemed to be stock awards granted pursuant to the 2006 Plan, but remain subject to the terms of the 2001 Plan with respect to which they were originally granted. All stock awards granted since April 2007 are subject to the terms on the 2006 Plan.

Through December 31, 2011, the Company had reserved 5.9 million shares of common stock for issuance under the 2006 Plan. The shares reserved under the 2006 Plan automatically increases on each January 1, beginning in 2006 and continuing through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31 of the preceding calendar year, or a number of shares determined by the Board of Directors, but not in excess of 3 million shares. Options may be granted for periods of up to ten years and at prices equal to the estimated fair value of the shares on the date of grant, as determined by the Board of Directors based upon the stock price as posted on the NASDAQ Stock Market, provided, however, that the exercise price of an ISO or NSO granted under the Plans shall not be less than 100% or 85% of the estimated fair value of the shares on the date of grant, respectively. Options granted generally become exercisable over a period of four years, based on continued employment, with 25% of the shares underlying such options vesting one year after the vesting commencement date and with the remaining 75% of the shares underlying such options vesting in equal monthly installments during the following three years. Options generally terminate three months following the end of a grantee’s continuous service to the Company. In addition to the automatic plan increase on January 1, 2010, the Company increased its shares available for grant by 1.4 million shares on October 1, 2010 due to the acquisition.

DIALOGIC INC.

Notes to Consolidated Financial Statements

Stock Award Activity

A summary of the Company’s stock award activity and related information for the years ended December 31, 2011 and 2010 is set forth in the following table (in thousands except for exercise price amounts):

	Number of Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
	(in 000’s)	(in 000’s)			(in 000’s)
Balance at December 31, 2009	234	1,314	$5.00
Options granted	(314)	314	$6.20
Options cancelled due to modification	1,520	(1,520)	$5.16
Options re-granted due to modification	(1,520)	1,520	$5.16
Authorized additions due to reverse acquisition	1,125	—
Assumed options due to reverse acquisition	(1,125)	1,125	$7.47
Assumed restricted stock due to reverse acquisition	296	—
Restricted stock units cancelled and forfeited	11	—
Options exercised	—	(115)	$2.05
Options cancelled and forfeited	388	(388)	$8.61

Balance at December 31, 2010	615	2,250	$5.93
Authorized	1,935	—
Restricted stock units granted	(570)	—
Restricted stock units cancelled and forfeited	60	—
Options granted	(1,100)	1,100	$2.94
Options exercised	—	(105)	$1.43
Options cancelled and forfeited	348	(348)	$7.81

Balance at December 31, 2011	1,288	2,897	$4.73	6.06	$45

Options vested and expected to vest at December 31, 2011		2,790	$4.81	5.93	$44
Options exercisable at December 31, 2011		1,693	$5.70	3.95	$38

The total intrinsic value of options exercised was $0.3 million during both of the years ended December 31, 2011 and 2010.

As of December 31, 2011, the balance of $3.0 million of total unrecognized compensation costs related unvested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.9 years. As of December 31, 2011, the balance of $2.3 million of total unrecognized compensation costs related to unvested restricted stock units granted to employees and directors is expected to be recognized over a weighted average period of 1.3 years.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation (in thousands):

	Years ended December 31,
	2011	2010
Cost of revenues	$324	$808
Research and development	764	874
Sales and marketing	972	2,327
General and administrative	967	2,135

Total stock-based compensation expense	$3,027	$6,144

On October 1, 2010, due to the acquisition of Dialogic Corporation, the service and performance conditions were met, and the Company recorded the cumulative expense of $4.1 million during the year ended December 31, 2010 relating to both the equity and liability classified awards. The ESOP options were then cancelled, and replacement awards were granted under the Dialogic option plan in accordance with the Agreement. The 1.5 million replacement awards issued by the Company were considered modified and an incremental expense for vested options of $1.4 million was recorded during the year ended December 31, 2010.

DIALOGIC INC.

Notes to Consolidated Financial Statements

Stock Options

The Company uses the Black-Scholes option-pricing model to determine the fair value of options which is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee exercise behavior. The expected term was determined using the “simplified method”. Under this approach, the expected term would be presumed to be the weighted average mid-point between the vesting date and the end of the contractual term. The use of this approach, with appropriate disclosure, is permitted for a plain vanilla employee stock option for which the value is estimated using a Black-Scholes formula. Accordingly, the Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term.

The risk-free interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of expected volatility is derived from a blend of our own historical volatility as well as the historical volatilities of a comparable group of publicly listed companies within our industry over a period equal to the expected term of our options. Management makes an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. The Company has not declared dividends to date.

The following weighted average assumptions were used to value options granted during the years ended December 31, 2011 and 2010, respectively:

	Years Ended December 31,
	2011	2010
Expected term (in years)	6	10
Risk-free interest rate	1.12% - 2.61%	3.1% - 3.7%
Volatility	81% - 107%	63% - 65%
Dividend Yield	—	—

Restricted Stock Awards

Due to the acquisition on October 1, 2010, the Company assumed the former Veraz Networks, Inc. restricted stock award plan which resulted in 296,000 RSUs being assumed. During the years ended December 31, 2011 and 2010, the Company granted 570,130 and zero restricted stock units (“RSUs”), respectively.

RSU activity for the period from December 31, 2011 through December 31, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in 000’s)
Non-vested at December 31, 2009	—
Assumed due to reverse acquisition	296	$6.65
Vested	(11)	$7.80
Forfeited or expired	(11)	$4.60

Non-vested at December 31, 2010	274	$4.97
Granted	570	$5.12
Vested	(130)	$3.87
Forfeited or expired	(60)	$4.94

Non-vested at December 31, 2011	654	$4.84

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

DIALOGIC INC.

Notes to Consolidated Financial Statements

Stock Purchase Plan

On June 29, 2006 the former Veraz Networks, Inc. stockholders approved the 2006 Employee Stock Purchase Plan (“2006 ESPP”) and reserved 480,281 shares of common stock for issuance thereunder. In May, 2011, the 2006 ESPP was amended by the Company’s stockholders to increase the shares available for issuance thereunder by 500,000 shares. As of December 31, 2011, 74,489 shares have been issued under this plan and 905,792 shares remained available for issuance under the 2006 ESPP.

Subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common shares under the 2006 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. The first purchase period under the 2006 ESPP commenced on June 1, 2011. The total ESPP expense for the year ended December 31, 2011 was $0.1 million.

Note 13 – Net Loss Allocable to Common Stockholders per Share

On October 1, 2010, the Company effected a one-for-five reverse stock split of its common stock. All references to shares in the accompanying consolidated financial statements and notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Years Ended December 31,
	2011	2010
Numerator:
Net loss attributable to common shareholders:
Net loss	$(54,809)	$(46,713)
Change in redemption value of preferred shares	—	(3,047)

Net loss allocable to common shareholders	$(54,809)	$(49,760)

Denominator:
Basic and diluted weighted average shares	31,323	13,566

Basic and diluted net loss per common share	$(1.75)	$(3.67)

For the years ended December 31, 2011 and 2010, 2,358,000 and 1,731,000 stock options and 654,176 and 0 restricted stock units,, respectively, were anti-dilutive.

DIALOGIC INC.

Notes to Consolidated Financial Statements

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

Years	Operating Leases
2012	$7,131
2013	5,994
2014	5,534
2015	5,486
2016	1,281
Thereafter	1,656

$27,082

Rent expense for operating leases during both of the years ended December 31, 2011 and 2010 was $8.1 million.

(b) Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel have been partially financed through grants from the OCS. In return for the OCS’s participation, the Israeli subsidiary is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the accompanying consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Total amounts received relating to these grants totaled $1.7 million and $0.5 million during the years ended December 31, 2011 and 2010, respectively. Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues was $0.9 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the royalty payable amounted to $0.4 million and $0.8 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was approximately $17.6 million and $17.3 million as of December 31, 2011 and 2010, respectively.

(c) Indemnification Obligations

Agreements between the Company and its customers under which its customers purchase or license products generally have indemnification provisions under which the Company selling or licensing the products is obliged to defend third party claims against the customer arising as a result of the Company’s products infringing or misappropriating third party intellectual property rights. Depending on the customer and the nature of the agreement, these claims may or may not have a monetary limitation and generally the Company would not cover indirect, special or punitive damages. These clauses are always contingent on the Company selling or licensing the products being allowed to have full authority to defend or settle the claim with the customer’s assistance and subject to industry standard carve-outs such as the Company not being responsible for infringement arising as a result of the Company’s products being combined with third party technology or arising as a result of the Company or a third parties modification of the Company product concerned. In some agreements, the Company selling or licensing the product to the customer has accepted indemnification obligations related to damages caused by the Company’s product or employees which result in death or personal injury or damages as to property. Generally when these provisions are included they are reciprocal and subject to various limitations and carve-outs. The Company has received no indemnification claims in any of the years included in these accompanying consolidated financial statements, and the Company has no current expectation of significant claims related to existing contractual indemnification obligations.

DIALOGIC INC.

Notes to Consolidated Financial Statements

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

(d) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At December 31, 2011 and 2010, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.5 million and $1.6 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

(e) Purchase Commitments

The Company purchases raw material and components for its I-Gate 4000 line of media gateways, under binding purchase orders for each product covered by a product forecast. In addition to the inventory purchased, as of December 31, 2011 and 2010, the Company had open purchase commitments totaling $1.5 million and $1.3 million, respectively.

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

(g) Loss Contingency

The Company is subject to various claims that have arisen in the ordinary course of business. At December 31, 2011 and 2010, the Company had a reserve of $1.8 million and $0.3 million, respectively, related to asserted third party claims. The asserted third party claims for which the reserve was taken were settled on March 23, 2012. The monetary settlement was for a total of $1.8 million and accordingly, the Company recorded an additional charge of $1.5 million during the fourth quarter of 2011. This amount is recorded in cost of product revenue in the 2011 consolidated statement of operations. The monetary settlement will be paid in installments over a 12-month period beginning in April 2012.

DIALOGIC INC.

Notes to Consolidated Financial Statements

Note 15 – Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address of the customer. The following tables set forth revenues by major product group and geographic areas, and long-lived assets and goodwill by geographic area (in thousands):

(a) Revenues by major product group

	Years Ended December 31,
	2011	2010
TDM Products	$78,011	$111,285
IP Products	79,077	51,164
Services	40,996	16,323

	$198,084	$178,772

(b) Legacy vs. NextGen revenue

	Years Ended December 31,
	2011	2010
Legacy	$71,358	$104,147
NextGen	126,726	74,625

	$198,084	$178,772

(c) Revenues were derived from customers located in the following geographic areas:

	Years Ended December 31,
	2011	2010
Americas
United States	$78,012	$82,831
Other	14,204	5,211

Total Americas	92,216	88,042
Europe, Middle East, Africa	68,492	54,240
Asia Pacific	37,376	36,490

	$198,084	$178,772

It is not practical for the Company to report revenues from external customers attributed to an individual foreign country.

DIALOGIC INC.

Notes to Consolidated Financial Statements

(d) Long-lived assets and goodwill by geographic areas:

	December 31,
	2011	2010
Americas
United States	$36,067	$41,214
Canada	34,289	44,974
Other foreign countries	2,081	2,592

	$72,437	$88,780

Note 16 – Income Taxes

The components of the Company’s loss before income taxes for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Years Ended December 31,
	2011	2010
United States	$(32,069)	$(15,145)
Foreign	(22,458)	(31,792)

Loss before income taxes	$(54,527)	$(46,937)

The Company’s provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Years Ended December 31,
	2011	2010
Loss before income taxes	$(54,527)	$(46,937)

Combined statutory taxes at 34%	$(18,539)	(15,959)
Adjustments for:
Reserves for uncertain tax positions	(637)	(650)
Capital loss	—	(395)
Research and tax credits	(1,177)	(300)
State and local taxes	92	(63)
Difference in tax rates	1,954	3,343
Stock-based compensation expense	212	1,995
Non-deductible acquisition expense	—	1,878
Non-deductible expenses	1,816	750
Change in valuation allowance	15,651	8,714
Currency conversion	144	208
Foreign income taxed locally	198	135
Other	568	120

	$282	$(224)

DIALOGIC INC.

Notes to Consolidated Financial Statements

The Company’s provision (benefit) for income taxes included in the consolidated statement of operations is comprised of the following (in thousands):

	Years Ended December 31,
	2011	2010
Current income tax provision (benefit):
U.S. Federal	$(58)	$(736)
U.S. State	124	(68)
Foreign	766	758

	832	(46)
Deferred income tax provision (benefit):
U.S. Federal	—	(428)
U.S. State	—	—
Foreign	(550)	250

	(550)	(178)

	$282	$(224)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Loss carry-forwards	$71,337	$52,634
Deferred revenue	1,381	602
Tax credits	14,565	12,526
Research and development	8,731	8,543
Accrued expenses and reserves	5,025	5,482
Fixed assets and amortization	5,220	4,439
Technology and patents	3,039	6,490
Inventories	2,791	2,843
Other	4,604	7,937

Total deferred tax assets	116,693	101,496
Less: valuation allowance	(112,274)	(96,623)

Net deferred tax assets	4,419	4,873
Deferred tax liabilities:
Acquired intangible assets	(2,298)	(3,554)
Other liabilities	(1,571)	(1,319)

Total deferred tax liabilities	(3,869)	(4,873)

Net deferred tax assets and liabilities	$550	$—

Presented as:
Current	$—	$—
Long-Term	550	—

Total	$550	$—

Certain amounts for 2010 have been reclassified to reflect comparability with 2011 amounts.

A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not” of being realized. The need for a valuation allowance is continually reviewed by management. The utilization of tax

DIALOGIC INC.

Notes to Consolidated Financial Statements

attributes by the Company is dependent on the generation of taxable income by the Company in the principal jurisdictions in which it operates and/or tax planning strategies. As required the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit (expense). During 2011, the Company released a valuation allowance against its French deferred tax assets. The Company has established a history of positive earnings in France and projects positive earnings in France in future years. Accordingly, the Company believes that these deferred assets are more likely than not to be utilized going forward.

At December 31, 2011, the Company had U.S. federal, state and foreign net operating loss carry forwards of approximately $82.5 million, $75.4 million and $262.2 million, respectively. These U.S. federal, state and foreign net operating loss carryforwards expire in varying amounts from 2021 to 2031, 2012 to 2031 and 2012 to indefinite, respectively. Foreign losses are primarily related to operations in Canada, Ireland and Israel.

At December 31, 2011, the Company had U.S. federal, state and foreign tax credits of approximately $2.3 million, $9.7 million and $5.9 million, respectively. The tax credits primarily relate to research tax credits and investment tax credits. The U.S. federal, state and foreign tax credits expire in varying amounts from 2022 to 2026, 2018 to 2027, and 2018 to indefinite, respectively. The Company has recorded a net deferred tax asset of $14.6 million related to these tax credits before consideration of a valuation allowance. As at December 31, 2011, the Company had approximately $42.2 million of Canadian and $20.2 million of provincial reported unclaimed research and development expenditures available to reduce income for Canadian tax purposes in 2011, or thereafter. The Company has recorded a net deferred tax asset of $8.7 million related to these expenditures before consideration of a valuation allowance.

Utilization of the Company’s net operating loss carryforwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and similar foreign provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has not yet determined the full extent of such limitations or if an ownership change has occurred. The Company expects to complete a Section 382 analysis.

Unrecognized tax benefits represent uncertain tax positions for which reserve have been established. As of December 31, 2011 and 2010, the total liability for unrecognized tax benefits was $2.5 million and $3.2 million respectively, of which all would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax return filed in various jurisdictions closes, sometimes without adjustments. During the year ended December 31, 2011, the unrecognized tax benefits were reduced by $1.3 million as a result of expiration of statute of limitations in several jurisdictions. This was offset in part by the establishment of reserves of $0.6 million for various matters in different jurisdictions.

The aggregate change in the gross consolidated liability for uncertain tax positions, inclusive of interest and penalties, is as follows (in thousands):

	December 31,
	2011	2010
Beginning balance	$3,207	$3,968
Increases based upon tax positions related to the current year	428	542
Increases based upon tax positions in prior years	190	—
Decreases for tax positions of prior years	(1,309)	(976)
Decreases for settlements during the current year	—	(327)

	$2,516	$3,207

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For both December 31, 2011 and 2010, the reserve for uncertain tax positions included interest and penalties of $0.6 million. Interest and penalty expense (benefit) included above was $0.02 million and $0.06 million for 2011 and 2010, respectively. The Company classified the entire $2.5 million and $3.2 million liability at December 31, 2011 and 2010, respectively as long term as cash settlement in the next year has not been established. The Company anticipates that during the next twelve months the total liability for unrecognized tax benefits may change by $1.8 million due to the expiration of different tax statutes or tax settlements. Any reduction due to expiring statutes would impact the Company’s effective tax rate.

DIALOGIC INC.

Notes to Consolidated Financial Statements

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”) for calendar years 2008 and 2009. The Company does not expect an adverse outcome. Additionally, any net operating losses and credits that were generated in prior years may also be subject to examination by the IRS, in the tax year the net operating loss and credits are utilized. In addition, the Company may be subject to examination in foreign jurisdictions for the years from 2004 through 2011.

Taxes on income earned by the Company’s subsidiaries in various countries have been accrued and are being paid in accordance with the laws of each country. Deferred income taxes are not provided on undistributed earnings of $44.7 million from certain foreign subsidiaries as of December 31, 2011, such unremitted earnings are to be indefinitely reinvested outside the United States. At this time, the Company has deemed it impracticable to determine the amount of any tax payable if these amounts were repatriated. Determination of the liability is largely dependent on circumstances under which the remittance occurs.

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

Note 18 – Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions during 2011 or 2010.

Note 19 – Valuation and Qualifying Accounts

	2011
	Beginning Balance	Provision	Additions charged to revenues or expenses	Deductions	Balance at end of period
Accounts receivable allowances	$3,721	$—	$313	$(412)	$3,622
Inventory obsolescence	$7,000	$—	$1,977	$(2,766)	$6,211
Warranty reserve	$384	$—	$114	$(224)	$274
Distributor price adjustments	$2,707	$—	$10,685	$(11,202)	$2,190
Sales returns and related reserves	$2,040	$—	$11,233	$(11,340)	$1,934

	2010
	Beginning Balance	Provision (1)	Additions charged to revenues or expenses	Deductions	Balance at end of period
Accounts receivable allowances	$150	$3,348	$521	$(298)	$3,721
Inventory obsolescence	$6,246	$—	$3,455	$(2,701)	$7,000
Warranty reserve	$713	$—	$136	$(465)	$384
Distributor price adjustments	$2,664	$—	$14,243	$(14,200)	$2,707
Sales returns and related reserves	$1,265	$—	$14,946	$(14,171)	$2,040

(1)	Year ended December 31, 2010 includes acquired bad debt reserves of $3.3 million from the Acquisition.

DIALOGIC INC.

Notes to Consolidated Financial Statements

Note 20 – Subsequent Events

a) Receipt of Deficiency Letters from the NASDAQ Stock Market

On February 28, 2012, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market (the “Staff”), notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Global Market pursuant to NASDAQ Listing Rule 5450(a)(1)(the “Bid Price Rule).

In accordance with Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until August 27, 2012, to regain compliance with the Bid Price Rule. If at any time before August 27, 2012 the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days as required under Listing Rule 5810(c)(3)(A), the Staff will provide written notification to the Company that it complies with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by August 27, 2012, but applies for listing on the NASDAQ Capital Market by such date, provided it meets the initial inclusion and continued listing requirements of that market as set forth in Listing Rule 5505 other than the $1.00 per share bid price requirement, and provides the Staff with written notice of its intention to cure the deficiency, the Company will be granted an additional 180 calendar day compliance period.

If the Company does not regain compliance with the Bid Price Rule by August 27, 2012 and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock is subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Hearings Panel, or the Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that, if the Company does appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

On February 28, 2012, the Company also received a deficiency letter from the Staff notifying it that, for the last 30 consecutive business days, the market value of the Company’s publicly held shares has been below the minimum $15.0 million requirement for continued listing on the NASDAQ Global Market pursuant to Listing Rule 5450(b)(3)(C) (the “Market Value Rule”).

In accordance with Listing Rule 5810(c)(3)(D), the Company has been given 180 calendar days, or until August 27, 2012, to regain compliance with the Market Value Rule. If at any time before August 27, 2012 the market value of the Company’s publicly held shares closes at $15.0 million or more for a minimum of 10 consecutive business days as required under the Listing Rule 5810(c)(3)(D), the Staff will provide written notification to the Company that it complies with the Market Value Rule.

If the Company does not regain compliance with the Market Value Rule by August 27, 2012, the Staff will provide written notification to the Company that its common stock is subject to delisting. At that time, the Company may either apply for listing on the NASDAQ Capital Market, provided the Company meets the initial inclusion and continued listing requirements of that market as set forth in Listing Rule 5505, or appeal the Staff’s delisting determination to the Panel. The Company would remain listed pending the Panel’s decision. There can be no assurance that, if the Company does appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

b) Debt Restructuring

On March 22, 2012, Dialogic Corporation entered into the third amended and restated Term Loan Agreement with the Term Lenders pursuant to which, among other things, interest of $3.0 million accrued through March 22, 2012 was added to the principal amount of the term loans outstanding and the maturity date of the term loans was extended to March 31, 2015. As restructured, the term loans bear interest at the rate of 10% per annum payable in cash, except that, in 2012 and thereafter if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and PIK. The Term Loan Agreement contains other terms and covenants more fully described in Note 9. Associated with the debt restructuring, the Company also issued warrants to purchase 18 million shares of common stock with an exercise price of $1.00 per share to the Term Lenders, subject to stockholder approval.

On March 22, 2012, Dialogic Corporation entered into the Seventeenth Amendment with Wells Fargo Foothill Canada ULC and the Revolving Credit Lender. Under the Seventeenth Amendment, the Revolving Credit Lender waived the events of default existing under the Revolving Credit Agreement as of March 22, 2012 and agreed to certain amendments to the Revolving Credit Agreement, as more fully described in Note 8.

DIALOGIC INC.

Notes to Consolidated Financial Statements

c) Private Placement

On April 11, 2012, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors (the “Investors”), including certain related parties, pursuant to which the Company issued and sold $39.5 million aggregate principal amount of convertible promissory notes (the “Notes”) and one share of the Company’s Series D-1 Preferred Stock, par value $0.001 per share (the “Series D-1 Preferred Share”), to the Investors in a private placement (the “Private Placement”).

The Notes

The Investors in the Private Placement include the Term Lenders and the Related Party Lenders. The Term Lenders purchased $34.5 million aggregate principal amount of Notes in exchange for the cancellation of (i) $33.0 million in outstanding principal under the Term Loan Agreement, $3.0 million of which represents accrued but unpaid interest that was capitalized under the Term Loan Agreement on March 22, 2012 (the “Interest Amount”), and (ii) a prepayment premium of $1.5 million triggered by the cancellation of the outstanding debt described above. The remaining $5.0 million aggregate principal amount of Notes was purchased by the holders of the Related Party Lenders in exchange for the cancellation of outstanding debt.

The Notes bear interest at the rate of 1% per annum, compounded annually, and are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The conversion price of the Notes is generally $1.00 per share, provided that the Notes issued to the Term Lenders in exchange for the cancellation of the Interest Amount will have a conversion price of $0.87 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest will automatically convert into shares of Common Stock upon stockholder approval of the Private Placement.

Pursuant to the Purchase Agreement, the Company has agreed to call a meeting of the stockholders by June 30, 2012 to approve the Private Placement. If stockholder approval and the resulting conversion of the Notes do not occur by June 30, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date; however, amounts due under the Notes cannot be repaid before amounts outstanding under the Term Loan Agreement and Revolving Credit Agreement. The Notes are subordinated to the Company’s outstanding loans under the Term Loan Agreement and Revolving Credit Agreement, and the Company may not prepay such Notes prior to June 30, 2012 without the consent of the Term Lenders and Revolving Credit Lender.

The Purchase Agreement contains customary representations, warranties, covenants and closing conditions by, among and for the benefit of the parties thereto. The Purchase Agreement also provides for indemnification of the Investors in the event that any Investor incurs losses, liabilities, costs and expenses related to a breach of the representations and warranties by the Company under the Purchase Agreement or the other transaction documents or any action instituted against an Investor or its affiliates due to the transactions contemplated by the Purchase Agreement or other transaction documents, subject to certain limitations.

Series D-1 Preferred Stock

On April 11, 2012, the Company filed a certificate of designation (the “Certificate”) for the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred”) with the Secretary of State of the State of Delaware. The Series D-1 Preferred Share was issued and sold to Tennenbaum in exchange for cancellation of $100 in outstanding principal under the Term Loan Agreement.

The Certificate authorizes one share of Series D-1 Preferred Stock, which is non-voting and is not convertible into other shares of the Company’s capital stock. However, following stockholder approval of the Private Placement, if it occurs, the holder of the Series D-1 Preferred Share (the “Holder”) has the right to designate certain members of the Board as follows:

•

four directors to the Board (each director to the Board designated and elected pursuant by the Holder, a “Series D-1 Director”, and all such directors, the “Series D-1 Directors”) at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least 45% of the then issued and outstanding shares of Common Stock (assuming (x) the exercise in full of all warrants then exercisable by the Holder and any affiliates thereof and (z) conversion or exercise, as applicable, of any other securities of the Company that by their terms are convertible or exercisable into shares of Common Stock that are held by the Holder, collectively, the “Fully Diluted Common Stock”);

•	three Series D-1 Directors at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least 30% and less than 45% of the Fully Diluted Common Stock;

•	two Series D-1 Directors at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least 10% and less than 30% of the Fully Diluted Common Stock; or

•	one Series D-1 Director at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least three percent and less than 10% of the Fully Diluted Common Stock.

At any time when the Holder has the right to designate two or more directors, one such director will be the chairman of the Board.

The Certificate further provides that the Company must obtain the Holder’s consent to, among other things, (i) take any action that alters or changes the rights, preferences or privileges of the Series D-1 Preferred; (ii) convert the Company into any other organizational form; (iii) change the size of the Board; (iii) appoint or remove the chairman of the Board; or (iv) establish, remove or change the authority of any committee of the Board or appoint or remove members thereof.

The Holder is not entitled to any dividends from the Company. However, upon any liquidation, dissolution or winding up of the Company, excluding the sale of all or substantially all of the assets or capital stock of the Company and the merger or consolidation of the Company into or with any other entity or the merger or consolidation of any other entity into or with the Company (a “Liquidation Event”), the Holder is entitled to a liquidation preference, prior to any distribution of the Company’s assets to the holders of Common Stock, in an amount equal to $100 payable in cash. After payment to the Holder of the full preferential amount, the Holder will have no further right or claim to the Company’s remaining assets.

The Series D-1 Preferred Share is redeemable for $100 (i) at the written election of the Holder, or (ii) at the election of the Company at any time after the earlier to occur of the following: (x) the Holder (together with its affiliates) beneficially owns in the aggregate less than three percent of the Fully Diluted Common Stock at any time following the stockholder approval of the Private Placement, if it occurs, or (y) a Liquidation Event.

Amendment of Existing Debt Arrangements

In connection with the Private Placement, Dialogic Corporation, the Company and certain of its subsidiaries entered into the First Amendment with the Term Loan Lenders and the Eighteenth Amendment with the Revolving Credit Lender. These amendments were entered into concurrently with the closing of the Private Placement.

Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the conversion of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for the Notes and Series D-1 Preferred Share as described above, subject to payment of a prepayment premium of $1.5 million, which the Company also paid through the issuance of Notes. The Term Loan Agreement was also amended to permit the Company to issue the remaining Notes sold in the Private Placement.

Pursuant to the Eighteenth Amendment, the Revolving Credit Agreement was also amended to permit the Company to issue the Notes.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that, because we have identified a material weakness with respect to our internal controls over financial reporting as detailed below, our disclosure controls and procedures were not effective as of December 31, 2011, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2011. Based on this evaluation, management concluded that the material weakness identified in connection with its evaluation of our internal controls as of December 31, 2010 had not yet been remediated. The material weakness identified as of December 31, 2010 related to a lack of sufficient accounting and finance personnel with technical accounting expertise to apply accounting requirements to non-routine and complex transactions and to perform in-depth analysis and review of accounting matters within the timeframes set by management for finalizing financial statements. While management did hire several new accounting and finance personnel during 2011 and did establish certain new processes and controls as more fully described below, as a result of the timing of when these controls were put in place in the fourth quarter of 2011, management determined that these controls were not in place for a sufficient period of time to conclude that they were operating effectively. Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management has taken measures to remediate the material weakness previously identified. These measures are broadly grouped into the following categories: (a) improving finance staff, (b) implementing appropriate internal control processes and procedures, and (c) training.

•

Improving finance staff: During 2011, the finance department was enhanced by the hiring of a new Chief Financial Officer (October 2011) with significant industry and U.S. public company experience; a new Director of Financial Reporting with specific responsibility for improving internal controls and overseeing SEC reporting; and a new Corporate Tax Director with significant experience in federal, state and international tax. In addition, we promoted a divisional controller with significant industry and revenue recognition experience to Corporate Controller. We continue to evaluate our personnel needs and hire talented and qualified employees as appropriate and as needed.

•

Implementing appropriate internal control processes and procedures: We have steadily made improvements in our internal control processes during 2011, with more significant actions taken in the fourth quarter of 2011. Such process improvements have included, but are not limited to, the establishment of a centralized electronic database of key contracts, accounting records and related documentation, increased uniformity and consistency with respect to customer contracts, accounting records and related documentation, and increased level of management review of key processes, particularly the revenue cycle and sales process. In addition, we have implemented more detailed management reviews of period-end account reconciliations and analyses in the areas of accruals, inventory, revenue and related reserves, accounts receivable and stock-based compensation. During the fourth quarter, we also established a more timely and efficient financial close schedule and integrated two instances of our Oracle ERP system into one, which we expect will enhance our reporting capabilities in 2012.

•

Training: In 2011, we held a controllers’ conference that provided opportunities for professional development and technical accounting education in areas such as revenue recognition, impairments, restructuring and debt. Our finance team members participate in other relevant and available courses to enhance their technical skills. We have also instituted regular weekly finance team calls to discuss accounting and finance matters and to align our goals and objectives. Further, we provide cross-training amongst members of our finance team to ensure critical processes and controls can be performed by more than one individual.

Further, management has engaged an outside consultant to further review the design effectiveness of our internal controls and perform sufficient testing to determine the operating effectiveness of internal control over financial reporting for the year ended December 31, 2012.

Changes in Internal Controls

During our most recent fiscal quarter, the Company has made the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as otherwise set forth above: the Company instituted enhanced procedures related to compliance with the Foreign Corrupt Practices Act of 1977, as amended, and analogous foreign legislation. This included a revised contract review and diligence procedure, updates to Company policies and certifications, modified provisions in the Company’s standard contracts and enhanced training and documentation. The Company intends to continue to enhance its compliance program in 2012.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be set forth under the captions “Executive Officers of the Company,” “Proposal No. 1 — Election of Directors” “Information Regarding the Board of Directors an Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement for our 2012 Annual Meeting of Stockholders, or the Proxy Statement, which we expect to file on or before April 30, 2012, and is incorporated herein by this reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be set forth under the caption “Proposal No. 1 — Election of Directors”, and “Compensation of Executive Officers” in our Proxy Statement and is incorporated herein by this reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or because the information is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: April 16, 2012	By:	/s/ John T. Hanson
		Name:	John T. Hanson
		Title:	Principal Financial and Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nick Jensen and John Hanson, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nick Jensen Nick Jensen	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2012

/s/ John T. Hanson John T. Hanson	Principal Financial and Accounting Officer	April 16, 2012

/s/ Nick DeRoma Nick DeRoma	Director	April 16, 2012

/s/ Ming Him Chan Ming Him Chan	Director	April 16, 2012

/s/ Alex Guira Alex Guira	Director	April 16, 2012

/s/ Dion Joannou Dion Joannou	Director	April 16, 2012

/s/ Rajneesh Vig Rajneesh Vig	Director	April 16, 2012

/s/ W. Michael West W. Michael West	Director	April 16, 2012

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of the	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Certificate of Designation of Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012

3.6	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.7	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement					X

4.4	Registration Rights Agreement	8-K	001-33391	4.1	4/13/2012

10.1*	2001 Equity Incentive Plan and forms of related agreements	S-1	333-138121	10.14	10/20/2006

10.2*	2003 Israeli Share Option Plan.	S-1/A	333-138121	10.15	3/16/2007

10.3*	2006 Equity Incentive Plan, as amended.					X

10.4*	Forms of 2006 Equity Incentive Plan agreements.	S-1	333-138121	10.16	10/20/2006

10.5*	2006 Employee Stock Purchase Plan, as amended					X

10.6*	Letter, dated November 29, 2007, issued by the Registrant and addressed to Mike West	10-K	001-33391	10.41	3/14/2008

10.7	Dialogic Support Agreement, dated May 12, 2010	8-K	001-33391	99.2	5/10/2010

10.8*	Separation Agreement, dated August 31, 2010, by and between Registrant and William R. Rohrbach.	8-K	001-33391	10.1	9/1/2010

10.9*	Transition and Separation Agreement, dated December 8, 2010 between Al Wood and Registrant	8-K	001-33391	10.1	12/9/2010

10.10*	Service Agreement, dated December 30, 2010, between Nick Jensen and Registrant	8-K	001-33391	10.1	1/6/2011

10.11*	Amended and Restated Employment Agreement, dated December 30, 2010, between Doug Sabella and Registrant	8-K	001-33391	10.2	1/6/2011

10.12*	Amended and Restated Employment Agreement, dated December 30, 2010, between Eric Schlezinger and Registrant	8-K	001-33391	10.3	1/6/2011

10.13*	Amended and Restated Employment Agreement, dated December 30, 2010, between Anthony Housefather and Dialogic Corporation.	8-K	001-33391	10.4	1/6/2011

10.14*	Employment Agreement with Dialogic Corporation and Jean Gagnon dated November 2, 2009 and First Amendment thereto dated August 1, 2010.	8-K	001-33391	10.01	2/28/2011

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	Second Amended and Restated Credit Agreement by and among Dialogic Corporation, the Registrant, the subsidiary guarantors that are signatories thereto, the lenders that are signatories and Obsidian, LLC dated as of October 1, 2010	10-K	001-33391	10.53	3/31/2011

10.16	Consent and Thirteenth Amendment to Credit Agreement entered into as of October 1, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-K	001-33391	10.54	3/31/2011

10.17	Credit Agreement, by and among Dialogic Corporation, the financial institutions named as lenders on the signature pages thereto, Wells Fargo Foothill Canada ULC dated as of March 5, 2008	10-K	001-33391	10.55	3/31/2011

10.18	Letter dated March 10, 2011 from the Term Lenders to the Registrant	10-K	001-33391	10.56	3/31/2011

10.19*	Letter, dated as September 3, 2008, as amended, between Kevin Cook and Registrant	10-K	001-33391	10.57	3/31/2011

10.20	Consent and Fourteenth Amendment to Credit Agreement entered into as of December 15, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.1	08/15/2011

10.21	Consent and Fifteenth Amendment to Credit Agreement entered into as of February 8, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.2	08/15/2011

10.22	Consent and Sixteenth Amendment to Credit Agreement entered into as of July 26, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.3	08/15/2011

10.23*	Form of Indemnity Agreement	8-K	001-33391	10.5	4/13/2012

10.24*	Second Amendment to Employment Agreement, dated August 26, 2011, by and between Registrant and Jean Gagnon	8-K	001-33391	10.1	09/29/2011

10.25*	Offer Letter, dated September 26, 2011, by and between Registrant and John T. Hanson	8-K	001-33391	10.1	09/29/2011

10.26	Forbearance Agreement, dated November 14, 2011, by and between Dialogic Corporation, the lenders from time to time party thereto and Wells Fargo Foothill Canada ULC	8-K	001-33391	10.1	11/18/2011

10.27*	Transition and Separation Agreement, dated November 21, 2011, by and between Registrant and Eric Schlezinger	8-K	001-33391	10.1	11/23/2011

10.28*	Transition and Separation Agreement, dated December 5, 2011, by and between Registrant and Doug Sabella	8-K	001-33391	10.1	12/05/2011

10.29*	Amended and Restated Employment Agreement, dated December 5, 2011, by and between Registrant and Kevin Cook	8-K	001-33391	10.2	12/05/2011

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act					X

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract, compensatory plan or arrangement.
#	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.