Form 10-K/A
period 2011-12-31
Dialogic Inc.
filed 2012-04-30
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33391

DIALOGIC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	7373	94-3409691
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

1504 McCarthy Boulevard

Milpitas, California 95035-7405

(Address of Principal Executive Offices)

(408) 750-9400

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission, or the SEC, on April 16, 2012, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after April 16, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE REGISTRANT

The following includes a brief biography of each member of our Board of Directors, or the Board, including their respective ages as of April 16, 2012. The brief biographies below also include information regarding the specific experience, qualifications, attributes or skills that led our Board to determine that the applicable director should serve as a member of our Board as of the date of this report.

Alex Guira, age 46, has served as a member of the Board since 2010 and as a member of the board of directors of Dialogic Corporation, our wholly owned subsidiary, since 2006. Since 2002, he has served as a managing director and co-head of Investcorp Technology Partners, as well as a member of the management committee of the Investcorp Group. Prior to joining Investcorp, Mr. Guira worked as a Partner at 212 Ventures. He also held positions before that as President of Fairlawn Partners, Vice President of Scoggin Capital Management, and as an analyst at Drexel Burnham Lambert. He also serves on the boards of directors of CSIdentity Corp., Wells-CTI Inc., Fleetmatics Ltd. and Zeta Interactive Corporation Mr. Guira holds a B.A. in Business Economics and Organizational Business and Management from Brown University. Mr. Guira’s knowledge of the industry and his business experience are important to the Board.

Ming Him (Kenneth) Chan, age 29, joined the Board in April 2012. Mr. Chan currently serves as a Principal with Tennenbaum Capital Partners, focusing on the firm’s technology and media practice. Prior to joining Tennenbaum in August 2007, Mr. Chan worked as a financial analyst at UBS Investment Bank from July 2005 to July 2007, where he executed debt financings, leveraged buyouts, mergers & acquisitions and minority investment transactions for financial sponsors and corporate clients primarily in the Media, Technology and Business Services sectors. In 2005, Mr. Chan received both a B.A. in Economics from the University of Pennsylvania and a B.S. in Economics from The Wharton School of the University of Pennsylvania. Mr. Chan has agreed to be a Board designee of Tennenbaum Capital Partners upon stockholder approval of the 2012 private placement of certain of our debt and equity securities, if it occurs, as described in “Transactions with Related Persons—Certain Related-Person Transactions—Subsequent Events” below. Mr. Chan’s knowledge and understanding of corporate finance and technology, and debt financing and mergers and acquisitions in particular, allow him to provide valuable insight to the Board.

Nick DeRoma, age 66, has served as a member of the Board since March 2012. From August 2009 to December 2011, Mr. DeRoma was Executive Vice President, Chief Legal and Compliance Officer at Alcoa Inc. Before joining the executive leadership team at Alcoa, Mr. DeRoma was a self-employed consultant as well as a partner at the executive search firm of Rosenzweig & Company from 2005 to August 2009. Mr. DeRoma also served as the Senior Vice President and Chief Legal Officer at Nortel Networks from 1998 to 2005. Earlier, he was employed by IBM for many years and served in numerous positions, including General Counsel-IBM North America, General Counsel-IBM Europe, Middle East, Africa, and General Counsel-IBM World Trade Asia. Mr. DeRoma holds a B.S in Finance, from the University of Connecticut and a J.D. from the William & Mary School of Law. In addition, he is a recipient of an Executive MBA from the Harvard School of Business, Harvard University. Mr. DeRoma has agreed to be a Board designee of Tennenbaum Capital Partners upon stockholder approval of the 2012 private placement of certain of our debt and equity securities, if it occurs, as described in “Transactions with Related Persons—Certain Related-Person Transactions—Subsequent Events” below. Mr. DeRoma’s experience in emerging markets and his strong background in legal and corporate compliance matters are important to the Board.

Nick Jensen, age 48, has served as chairman of the Board since 2010, and has been the chairman of Dialogic Corporation’s board of directors since April 2002. Mr. Jensen has served as president and chief executive officer of Dialogic Corporation since April 2002, and became our Chief Executive Officer in October 2010 in connection with our business combination with Dialogic Corporation in accordance with the terms of an acquisition agreement, dated May 12, 2010, which we refer to herein as the Business Combination. From 1998 to 2002 Mr. Jensen served as chief executive officer of i-data international a/s, a technology company and the then-parent company of Dialogic Corporation (then called Eicon Networks Corporation), when it filed for protection under Danish bankruptcy legislation in 2002. Dialogic Corporation simultaneously filed for protection in Canada under the Canadian Creditor Arrangement Act, or the CCAA. Dialogic Corporation’s plan of arrangement was approved by creditors and the Quebec Superior Court in November 2002, and it subsequently exited CCAA and returned to normal business operations. In 1987, Mr. Jensen co-founded Exatec A/S, a Danish distributor of computer components and products that was sold to Arrow Electronics Inc. in 1994. He then founded PnP Technology, a printer-interface company. Throughout his career, Mr. Jensen has been an active investor in IT companies, including Connect International (sold to Olicom A/S in 1992), Phase One Denmark A/S, Netlog A/S and Mermaid Technology A/S. Mr. Jensen’s business and management experience and deep understanding of the telecommunications industry in general, and the Dialogic business in particular, are important to the Board and make him an important asset to the combined Company.

Dion Joannou, age 46, has served as a member of the Board since 2010 and as a member of the board of directors of Dialogic Corporation since December 2007. He also serves on the board of directors of DuCool Ltd. and as an advisor to Towerbrook a private equity group and one of our principal stockholders. Mr. Joannou previously served in various roles at Nortel Networks from 1993 to August 2007, including President of Nortel North America from August 2005 to August 2007. Mr. Joannou holds a B.A. in Marketing from Southern Illinois University and an MBA from the University of Miami. Mr. Joannou has agreed to be a Board designee of Tennenbaum Capital Partners upon stockholder approval of the 2012 private placement of certain of our debt and equity securities, if it occurs, as described in “Transactions with Related Persons—Certain Related-Person Transactions—Subsequent Events” below. Mr. Joannou’s knowledge of the telecommunications industry and his marketing and sales experience are important to the Board.

Rajneesh Vig, age 40, has served as a member of the Board since 2010 and as a member of board of directors of Dialogic Corporation since 2006. Since January 2011, Mr. Vig has served as a Managing Partner with Tennenbaum Capital Partners, where he also served as a Partner from 2009 to 2011 and Managing Director from 2007 to 2009. Prior to joining Tennenbaum, Mr. Vig was a Director in Deutsche Bank’s Global Markets division from June 2006 to October 2006 and a Director in the bank’s Technology Investment Banking group from September 1999 to May 2006. He also held positions before that at PricewaterhouseCoopers and Arthur Andersen. Mr. Vig received a B.A. in Economics and Political Science from Connecticut College and earned his MBA in Finance from New York University. He is also a licensed CPA and has successfully completed the CFA program. Mr. Vig has agreed to be a Board designee of Tennenbaum Capital Partners upon stockholder approval of the 2012 private placement of certain of our debt and equity securities, if it occurs, as described in “Transactions with Related Persons—Certain Related-Person Transactions—Subsequent Events” below. Mr. Vig’s financial experience and expertise in the debt market are important to the Board.

W. Michael West, age 61, has served as a member of the Board since November 2007. Mr. West has served as a director of Extreme Networks, Inc., a provider of network infrastructure solutions and services, since August 30, 2006 and as the chairman of its board of directors from September 2004 until October 2006. From June 2003 to July 2004, Mr. West served as director of Larscom Incorporated, a telecommunications equipment provider. From April 2002 to June 2003, Mr. West served as Chief Executive Officer of VINA Technologies, Inc., a telecommunications equipment provider, and served as chairman of its board of directors from June 1999 to June 2003. From September 1997 to January 1998, Mr. West served as Executive Vice President for Lucent Technologies, a communications company. From February 1995 to July 1997, Mr. West was President, Chief Operating Officer and a director of Octel Communications, a telecommunications equipment provider, after having served as an Executive Vice President from September 1986 to February 1995. Mr. West held multiple positions at Rolm Corp, a telecommunications company, from 1979 to September 1986, most recently as general manager of the National Sales Division. Mr. West’s previous managerial experience and industry knowledge position him to make an effective contribution to the Board.

There are no family relationships between any of our directors or executive officers.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and their positions as of April 16, 2012, are as follows:

Name	Age	Position(s)
Nick Jensen*	48	Chairman of the Board of Directors and Chief Executive Officer
Kevin Cook	54	President and Chief Operating Officer
John Hanson	55	Executive Vice President and Chief Financial Officer
Anthony Housefather	42	Executive Vice President and Chief Administrative Officer

*	Biographical information regarding Mr. Jensen is set forth under “Directors of the Registrant” above.

Kevin Cook has served as our President and Chief Operating Officer since December 2011. Prior to his current position, Mr. Cook served as our Executive Vice President, Worldwide Field Operations from October 2010 to December 2011 and as Dialogic Corporation’s Senior Vice President, Worldwide Sales and Support since October 2008. From January 2005 to August 2008 Mr. Cook served as Vice President, North America at Avaya Inc., and from 2003 to 2004 as Vice-President of Avaya Global Services.

John T. Hanson has served as our Executive Vice President and Chief Financial Officer since September 2011. From April 2008 until April 2011, Mr. Hanson served as chief financial officer for One Communications Corp, a local exchange carrier located in Boston, Massachusetts. From January 2003 until April 2008, Mr. Hanson served in various roles at Motorola Inc., including vice president finance global service business from April 2007 through April 2008, vice president enterprise business from August 2005 through April 2007, and vice president finance integrated solutions division from January 2003 through August 2005. Prior to working at Motorola, Inc., Mr. Hanson served in various senior financial roles. Mr. Hanson has a masters degree in management from Northwestern University J.L. Kellogg Graduate School of Business and bachelors degree in commerce with an accounting major from DePaul University. He is a CPA in Illinois and an adjunct professor at the Lake Forest Graduate School of Management.

Anthony Housefather has served as our Executive Vice President, Corporate Affairs, General Counsel and Corporate Secretary since November 2011. Prior to his current position, he served as Executive Vice President and Chief Administrative Officer between October 2010 and November 2011. Mr. Housefather served as Dialogic Corporation’s Executive Vice President, Corporate Affairs, General Counsel and Corporate Secretary from October 2007 to October 2010. From April 2001 to October 2007, he served as

Dialogic Corporation’s Vice President, Legal and Contracts and Corporate Secretary, from December 1998 to April 2001, as Dialogic Corporation’s Director of Contract and Program Management and as Dialogic Corporation’s Legal Department Manager between August 1997 and December 1998. He also served as project manager for Dialogic Corporation’s integration of Intel’s media and signaling business in 2006, the business of EAS and its subsidiaries in 2007 and NMS Communications Corporation’s Communications Platform business in 2008, as well as project manager for the integration of the Veraz Networks and Dialogic Corporation businesses following the Business Combination in 2010. Mr. Housefather served on the board of directors of Dialogic Corporation between November 2000 and February 2002 and was an officer of Dialogic Corporation when it filed for protection under the CCAA in 2002. Dialogic Corporation’s plan of arrangement was approved by creditors and the Quebec Superior Court in November 2002, and it subsequently exited CCAA and returned to normal business operations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10.0% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than 10.0% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10.0% beneficial owners were complied with.

CERTAIN CORPORATE GOVERNANCE MATTERS

CODE OF CONDUCT AND ETHICS

We have adopted a code of conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer, and principal accounting officer), and employees. The Code of Conduct and Ethics is available on our website at www.dialogic.com under the section titled Corporate Governance. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

DIRECTOR NOMINATIONS

No material changes have been made to the procedures by which security holders may recommend nominees to our Board.

AUDIT COMMITTEE

We have a standing Audit Committee that is currently composed of three directors (Mr. Guira, Mr. West and Mr. DeRoma). In April 2012, Mikael Konnerup resigned as a member of the Audit Committee in connection with his resignation from the Board. The Board reviews the NASDAQ Stock Market LLC, or NASDAQ, listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board has also determined that Mr. Guira qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Guira’s level of knowledge and experience based on a number of factors, including his formal education and experience as a senior executive officer with financial oversight functions.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows, for the fiscal years ended December 31, 2011 and 2010, compensation awarded to or paid to, or earned by, our Chief Executive Officer and our two other most highly compensated executive officers at December 31, 2011, or, collectively, the Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Nick Jensen Chairman of the Board and Chief Executive Officer	2011	$499,397	(2)	$—		$—	$—		$499,397
	2010	124,971	(3)	—		—	—		124,971
John Hanson* Executive Vice President and Chief Financial Officer	2011	98,462		50,000	(4)	692,335	—		834,643
Kevin Cook* President and Chief Operating Officer	2011	405,769		—		555,490	220,559	(5)	1,181,818

*	Because Messrs. Cook and Hanson were not named executive officers in 2010, SEC rules do not require their compensation for that year to be reported.
(1)	The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted pursuant to our equity compensation plans in the year ended December 31, 2011. These amounts have been calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ACT Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock options were forfeited by any of our Named Executive Officers during 2011. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements.
(2)	Converted from Canadian dollar payments to U.S. dollars at the exchange rate in effect on the date of each payment.
(3)	Converted from Canadian dollar payment to U.S. dollars at exchange rate in effect on December 31, 2010. Consists of compensation paid to Mr. Jensen for his services as our Chief Executive Officer commencing on the effective date of the Business Combination.
(4)	Consists of a $50,000 bonus pursuant to the terms of his offer letter.
(5)	Consists of commissions earned in the year ended December 31, 2011.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements

We have entered into employment agreements with our named executive officers, as further described below.

Nick Jensen. On December 30, 2010, we entered into a service agreement, or the Jensen Agreement, with Mr. Jensen, our Chief Executive Officer, effective as of October 1, 2010. The Jensen Agreement has an initial term ending on December 31, 2012, and may be renewed with the written agreement of us and Mr. Jensen. The Jensen Agreement may be terminated with six months notice by either us or Mr. Jensen, or without notice to the extent either we or Mr. Jensen materially breach the terms of the Jensen Agreement. In addition, Mr. Jensen’s employment with us will automatically terminate at the end of the month in which he reaches 70 years of age. Under the terms of the Jensen Agreement, Mr. Jensen is entitled to an annual base salary of CAD $500,000 and an annual bonus of up to 100% of his base salary at the discretion of the Board.

John Hanson. On September 27, 2011, we entered into an offer letter with Mr. Hanson, or the Hanson Agreement. Under the terms of the Hanson Agreement, Mr. Hanson is entitled to an annual base salary of $400,000 and an annual performance-based incentive bonus of up to 50% of his annual salary at the discretion of the Board based on achievement of performance objectives as determined by the Board and the Chief Executive Officer; provided however, that, under the terms of his offer letter and subject to his continued service, Mr. Hanson’s incentive bonus was set at $50,000 for the year ending December 31, 2011 and a minimum of $150,000 for the year ending December 31, 2012.

Kevin Cook. On December 5, 2011, we entered into an Amended and Restated Employment Agreement with Mr. Cook, or the Cook Agreement. Pursuant to the Cook Agreement, Mr. Cook will be paid an annual base salary of $500,000, less applicable deductions and withholdings, and is eligible to earn on target commissions of $300,000 per year based on 100% achievement of the annual target revenue objectives as set by the Board. In addition, Mr. Cook will be eligible to earn a performance incentive award of up to $100,000 per year beginning in 2012 based on the level of achievement against our annual EBITDA performance objectives as set by the Board. In addition, Mr. Cook is also eligible to receive a payment of $50,000 on each of the following dates, provided that on each such date he remains employed by the Company: February 15, 2012, August 15, 2012, February 15, 2013 and August 15, 2013.

Commission Plan

In accordance with his offer letter, Mr. Cook is eligible to earn on target commissions, which are paid quarterly based on our quarterly financial revenue achievement against our quarterly revenue plan as approved by the Board, whereby 100% achievement of revenue attainment results in aggregate commissionable earnings of $300,000 per annum, or $75,000 per quarter. Commissionable earnings are not capped and are not guaranteed. No commission is paid for performance below 70% revenue attainment for a given quarter.

Equity Awards

See “Outstanding Equity Awards at December 31, 2011” below for the terms of stock options and stock awards granted to our Named Executive Officers in 2010 and 2011.

Benefits

Our core benefits, such as our basic health benefits, 401(k) program and life insurance, are designed to provide a stable array of support to employees and their families throughout various stages of their careers, and are provided to all employees regardless of their individual performance levels. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers. Other than as described in this section, we do not provide any special perquisites or health or welfare benefits to our Named Executive Officers that are not available to all of our employees.

POST-EMPLOYMENT COMPENSATION AND CHANGE OF CONTROL BENEFITS

We have entered into employment agreements with our Named Executive Officers that require us to make payments upon termination or constructive termination either before or after a change of control of the Company. These arrangements are discussed below. In general, in order to be eligible for any benefits, our executives must be terminated without “cause” or voluntarily terminate their employment for “good reason” and will be required to sign a standard release agreement releasing claims against us and agreeing to the continued applicability of confidentiality and intellectual property agreements. We have selected this trigger as we feel it is a customary term of executive employment at comparable companies in our peer group. Additionally, we have provided enhanced benefits in the event that certain of our Named Executive Officers are terminated within 12 months following a “change of control.” We believe that the enhanced benefits provided following a change of control are necessary to ensure that we can secure the service of our executives up to and through any potential change of control transaction.

Nick Jensen. Under the Jensen Agreement, in the event (i) we terminate the Jensen Agreement without cause or (ii) Mr. Jensen terminates the Jensen Agreement as a result of our failure to meet our obligations under the Jensen Agreement, Mr. Jensen will receive a lump-sum cash payment equal to 18 months of his then-current base salary. Pursuant to his agreement, Mr. Jensen is subject to customary confidentiality obligations during the term of employment and thereafter.

John Hanson. Under the Hanson Agreement, if we had terminated Mr. Hanson’s employment without Cause or Mr. Hanson resigned for Good Reason (as such terms are defined in the Hanson Agreement) prior to December 31, 2011, Mr. Hanson would have been entitled to receive a cash payment equal to 24 months of his then-current base salary. If we terminate Mr. Hanson’s employment without Cause or Mr. Hanson resigns for Good Reason after December 31, 2011, Mr. Hanson will be entitled to receive (i) a cash payment equal to 12 months of his then-current base salary, (ii) any guaranteed bonus amount described above, or, if such termination occurs in a period for which there is no guaranteed bonus, his target bonus for such period, and (iii) cash payments made over time in an amount equal to the cost of continuing health insurance benefits for up to 12 months upon Mr. Hanson’s timely election of COBRA continuation coverage (such benefits as described in the preceding two sentences collectively referred to as the “Severance Benefits”). In each case, receipt of the Severance Benefits by Mr. Hanson is subject to (x) his continued compliance with the obligations under his proprietary information and invention agreement with us while receiving such Severance Benefits, (y) the execution of a general release in our favor, and (z) his resignation from the Board if he is a member at the time of termination. If we terminate Mr. Hanson’s employment without Cause or Mr. Hanson resigns for Good Reason within 12 months of a Change of Control (as defined in the Hanson Agreement), Mr. Hanson will receive full vesting of his compensatory stock grants, including any outstanding stock option and restricted stock unit grants, on the effective date of such termination in addition to the Severance Benefits described above.

Kevin Cook. Under the Cook Agreement, in the event that (i) we terminate Mr. Cook’s employment for reasons other than Cause (as defined in the Cook Agreement) or (ii) Mr. Cook resigns for Good Reason (as defined in the Cook Agreement), Mr. Cook will be entitled to (x) 12 months of his then current base salary and on target commissions (without giving effect to any decrease in these amounts that forms the basis for his resignation for Good Reason) and car allowance, less all applicable withholdings and deductions, paid in equal installments on our normal payroll schedule for the first 12 months following his Separation from Service (as defined in the Cook Agreement), (y) a lump sum payment equal to the performance incentive award amount for the then current fiscal year based on the percentage achievement of our EBITDA performance objectives as at the date of Separation from Service and (z) up to 12 months of premiums necessary to continue his current health insurance coverage, subject to Mr. Cook executing a general release of claims against the Company. In addition to the benefits described above, Mr. Cook will also receive full vesting acceleration of all of his then outstanding equity awards in the event such termination for other than Cause or resignation for Good Reason occurs within 12 months after a Change of Control (as defined in the Cook Agreement), subject to his execution of a general release of claims against the Company.

In general, under the Hanson Agreement and Cook Agreement, (1) “Cause” is defined as one or more of the following events: (i) executive’s conviction of a felony, (ii) executive’s commission of any act of fraud with respect to the Company, (iii) any intentional misconduct by executive that has a materially adverse effect upon our business that is not cured by executive within 30 days of a written notice, (iv) a breach by executive of any of executive’s fiduciary obligations as an officer that has a materially adverse effect upon our business that is not cured by executive within 30 days of a written notice, or (v) executive’s willful misconduct or gross negligence in performance of his duties, including executive’s refusal to comply in any material respect with the legal directives of such executive’s superior so long as such directives are not inconsistent with executive’s position or duties, that are not cured by executive within 30 days of a written notice; (2) “Good Reason” is defined as any one of the following events, which occurs without the executive’s consent: (i) material reduction of the executive’s then current base compensation, (ii) any material diminution of the executive’s duties, responsibilities or authority (excluding certain specific situations), or (iii) any requirement that the executive relocate to a work site more than 25 miles from our current location; and (3) “Change of Control” is defined as any of the following: (i) a sale or other disposition of all or substantially all of our assets, (ii) a merger or other reorganization, in which our shareholders immediately prior to such transaction own less than 50% of the voting power of the surviving corporation, or (iii) any transaction or series of transactions, in which in excess of 50% of our voting power is transferred.

Each of the Hanson Agreement and Cook Agreement provides that, in the event that any benefits provided in connection with a change of control (or a related termination of employment) would be (i) considered a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code or (ii) subject to the excise tax imposed by Section 4999 of the Code, the executive officer will receive the greater, on an after-tax basis (taking account of all federal, state and local taxes and excise taxes), of the largest portion of such benefits that results in the executive’s receipt of the greatest economic benefit (notwithstanding that all or some portion of the benefits may be subject to the excise tax) or such lesser amount of benefits as would result in no portion of the benefits being subject to the excise tax.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

The following table shows certain information regarding outstanding equity awards at December 31, 2011 for the Named Executive Officers. Mr. Jensen had no equity awards as of December 31, 2011.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Mr. Hanson	—	350,000	(1)	2.59	9/27/2021
Mr. Cook	42,750	11,250	(2)	6.20	10/1/2018
	5,625	3,375	(3)	6.20	6/12/2019
	24,937	38,063	(4)	6.20	5/1/2020
	12,500	47,500	(5)	4.79	2/24/2021
	—	350,000	(6)	1.18	12/16/2021

(1)	25% of the shares subject to such option shall vest on the first anniversary of September 27, 2011. The balance of the shares shall vest in a series of equal consecutive monthly installments over the 36-month period thereafter until all of the shares become fully vested and exercisable.
(2)	25% of the shares subject to such option shall vest on the first anniversary of October 1, 2009. The balance of the shares shall vest in a series of equal consecutive monthly installments over the 36-month period thereafter until all of the shares become fully vested and exercisable.
(3)	25% of the shares subject to such option shall vest on the first anniversary of June 12, 2010. The balance of the shares shall vest in a series of equal consecutive monthly installments over the 36-month period thereafter until all of the shares become fully vested and exercisable.
(4)	25% of the shares subject to such option shall vest on the first anniversary of May 1, 2011. The balance of the shares shall vest in a series of equal consecutive monthly installments over the 36-month period thereafter until all of the shares become fully vested and exercisable.
(5)	The shares subject to such option shall vest in a series of 48 successive equal monthly installments over the four-year period measured from February 24, 2011.
(6)	25% of the shares subject to such option shall vest on the first anniversary of December 16, 2011. The balance of the shares shall vest in a series of equal consecutive monthly installments over the 36-month period thereafter until all of the shares become fully vested and exercisable.

DIRECTOR COMPENSATION

BOARD AND COMMITTEE FEES AND AWARDS

We currently provide the following cash compensation to each independent, non-employee director who is not employed by or affiliated with a stockholder or an affiliate of a stockholder that can exercise voting power over five percent or more of our common stock, or an eligible director:

•	an annual retainer of $45,000;

•	the lead independent director receives an additional annual retainer of $22,500;

•	the chairman of each of the Audit Committee, Compensation Committee and Nominating Committee also receives an annual retainer of $25,000, $15,000 and $10,000, respectively;

•	each non-chair committee member of the Audit Committee, Compensation Committee and Nominating Committee also receives an annual retainer of $10,000, $7,500 and $5,000, respectively.

In addition, we reimburse all of our directors for all reasonable expenses incurred in attending meetings of the Board and its committees.

The annual retainer and fees under the director compensation structure are paid quarterly, in arrears, and pro-rated for any partial quarters of service. However, because the current director compensation structure was approved in April 2011, on the date of the 2011 annual meeting of stockholders, we paid each eligible director the cash compensation they would have received on March 31, 2011 if the new compensation structure had been adopted prior to such date, with the balance of the annual retainers and fees paid thereafter on the schedule established under the policy.

Our 2006 Plan provides for the automatic grant of restricted stock units to eligible directors. Under the current applicable provisions of the 2006 Plan, each new eligible director will receive, at the time of his or her initial election or appointment to the Board, a restricted stock unit award covering a number of shares having, on the date of grant, a fair market value equal to $180,000, and vesting over three years, and on the date of each annual meeting of stockholders, each continuing eligible director will receive a restricted stock unit award covering a number of shares having, on the date of grant, a fair market value equal to $90,000, and vesting over one year.

Mr. Jensen, our Chief Executive Officer, is not separately compensated for his service as a member of the Board. Doug Sabella, our former President and Chief Operating Officer, similarly was not separately compensated for his service as a member of the Board prior to his resignation from the Board in December 2011. Due to their relationships with certain of our principal stockholders, Messrs. Konnerup and Ben-Gacem, former members of our Board, and Messrs. Vig, Chan and Guira are not entitled to compensation for their Board and committee service.

CONSULTING ARRANGEMENT

Prior to the Business Combination, Dialogic Corporation entered into a consulting arrangement with Mr. Joannou pursuant to which he provided consulting services to the senior management team. Pursuant to the consulting arrangement, Mr. Joannou is entitled to receive $7,500 per day for his consulting services. Mr. Joannou’s consulting agreement with Dialogic Corporation also includes specific confidentiality, intellectual property ownership, non-compete and non-solicitation provisions. Mr. Joannou received no consulting fees pursuant to this arrangement during 2011.

DIRECTOR COMPENSATION TABLE FOR FISCAL 2011

The following table shows for the fiscal year ended December 31, 2011 certain information with respect to the compensation of all non-employee directors of the Company, other than Messrs. DeRoma and Chan, who joined the Board in March 2012 and April 2012, respectively:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
W. Michael West	$72,500	$89,999	$162,499
Hazem Ben-Gacem(4)	—	—	—
Alex Guira	—	—	—
Dion Joannou	111,875	89,999	201,874
Mikael Konnerup(4)	—	—	—
Rajneesh Vig	—	—	—

(1)	Consists of fees earned for Board and committee meeting attendance as described above.
(2)	The dollar amounts in this column represent the aggregate grant date fair value of restricted stock units granted pursuant to our equity compensation plans in the year ended December 31, 2011. These amounts have been calculated in accordance with FASB ASC Topic 718. We measure the grant date fair value of restricted stock units using the closing price of our common stock on the grant date.
(3)	The following stock options were outstanding as of December 31, 2011: Mr. West, 15,000 and Mr. Joannou, 127,333. Messrs. West and Joannou each also had 19,565 restricted stock units subject to vesting as of December 31, 2011.
(4)	Messrs. Ben-Gacem and Konnerup resigned from the Board in April 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to each of our equity compensation plans in effect as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	3,551,725	(2)(3)	$5.70	2,182,397	(4)
Equity compensation plans not approved by security holders(5)	2,532		$5.20	—

Total	3,554,257		$5.70	2,182,397

(1)	Includes securities issuable under the Veraz Networks, Inc. 2001 Stock Option Plan, or the 2001 Plan, the Veraz Networks, Inc. 2003 Stock Option Plan, or the 2003 Plan, the Veraz Networks, Inc. 2006 Equity Incentive Plan, or 2006 Plan, and the Veraz Networks, Inc. 2006 Employee Stock Purchase Plan, or ESPP.
(2)	Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period.
(3)	Includes 654,176 shares of common stock subject to outstanding restricted stock units for which no weighted average exercise price has been assumed in the table above.
(4)	Includes (i) 1,276,605 shares of common stock available for issuance under the 2006 Plan and (ii) 905,792 shares of common stock available for issuance under the ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2006 Plan automatically increases on January 1st of each year through 2016 by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to the lesser of: (i) 1.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) 150,000 shares of common stock.
(5)	Includes only options granted to former employees of Dialogic Corporation who, by the specific terms of their option grants from Dialogic Corporation, were entitled to exercise options following the termination of their employment with Dialogic Corporation. All of these options are fully vested nonstatutory options granted at 100% of fair market value on the date of grant, and must be exercised no later than 2014.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of February 23, 2012 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Entities Affiliated with Tennenbaum Capital Partners, LLC (2) 2951 28th Street, Suite 1000 Santa Monica, CA 90405	7,336,313	19.99%
Eicon Dialogic Investment SRL (3) c/o Cidel Bank and Trust Inc. 1 Financial Plaza, Lower Collymore Rock St. Michael, NN11000 Barbados, West Indies	6,255,817	19.9
ApS Kbus 17 nr. 2101 (4) Vedbaek Strandvej 321 DK-2950, Vedbaek Denmark	3,702,933	11.8
GW Invest ApS (5) Mosehoejvej 3B DK-2920, Charlotenlund Denmark	3,702,933	11.8
TowerBrook Investors L.P. (6) Park Avenue Tower 65 East 55th Street, 27th Floor New York, NY 10022	2,309,445	7.3
Entities Affiliated with ECI Telecom Ltd. (7) 30 Hasivim Street Petah Tikva 49133, Israel	2,215,777	7.0
Executive Officers and Directors
Nick Jensen (4)	3,702,933	11.8
Ming Him (Kenneth) Chan (2)	7,336,313	19.99
Nick DeRoma	—	*
Alex Guira (3)	6,255,817	19.9
Dion Joannou (8)	82,223	*
W. Michael West (9)	17,499	*
Rajneesh Vig (7)	7,336,313	19.99
Kevin Cook (8)	100,062	*
John Hanson	—	*
All executive officers and directors as a group (10 persons) (10)	17,576,204	55.33%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 31,492,152 shares outstanding on February 23, 2012, adjusted as required by rules promulgated by the SEC.
(2)

Consists of 607,388 shares held by Special Value Enhancement Fund, LLC (“SVEF”), (ii) 1,439,510 shares held by Special Value Opportunity Fund, LLC (“SVOF”) and (iii) an aggregate of 5,314,415 shares issuable upon the exercise of warrants exercisable within 60 days after February 23, 2012 held by SVEF, SVOF and Tennenbaum Opportunities Partners V., LP (“TOP V”). SVEF

holds warrants to purchase 2,492,582 shares, SVOF holds warrants to purchase 5,907,418 shares and Tennenbaum Opportunities Partners V, LP holds warrants to purchase 9,600,000 shares; however, until our stockholders approve the issuance of such warrants, if at all, we are not obligated to issue shares upon exercise of such warrant that would result in these affiliated entities collectively owning in excess of 19.99% of our common stock. Tennenbaum Capital Partners, LLC (“TCP”) serves as investment advisor to SVEF, SVOF and TOP V. Mr. Vig, currently a member of our Board, is a partner at TCP. Mr. Chan, currently a member of our Board, is a Principal at TCP. Messrs. Vig and Chan disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.
(3)	Mr. Guira, currently a member of the Board, is Co-Head of Investcorp Bank B.S.C.’s Technology Investment Group for Investcorp Bank B.S.C., and Mr. Ben-Gacem, a former member of our Board, is Co-Head of Investcorp Bank B.S.C.’s Technology Investment Group. Sipco Holdings Limited is the ultimate parent of the entities that manage the Investcorp Technology Investment Group partnerships that indirectly own Eicon Dialogic Investment SRL. Mr. Guira disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.
(4)	Mr. Jensen, currently the Chairman of the Board and our Chief Executive Officer, owns and controls ApS Kbus 17 nr. 2101 and may be deemed to beneficially own these shares.
(5)	Mr. Konnerup, a former member of the Board, owns and controls GW Invest ApS and may be deemed to beneficially own these shares.
(6)	TowerBrook Capital Partners LLC is the general partner of TCP General Partner L.P., which is the general partner of TowerBrook Investors L.P.; therefore, TowerBrook Capital Partners LLC and TCP General Partner L.P. may be deemed to indirectly beneficially own these shares. The Managing Members of TowerBrook Capital Partners LLC are Neal Moszkowski and Ramez Sousou, who disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.
(7)	Consists of 2,188,439 shares held by ECI Telecom, Ltd. and 27,338 shares held by ECI Telecom NGTS Inc. ECI Telecom Ltd. and ECI Telecom NGTS Inc., or, together, ECI, have been acquired by affiliates of the Swarth Group and certain funds that have appointed Ashmore Investment Management Limited as their investment manager who maintains dispositive and/or voting power.
(8)	Consists of shares issuable upon the exercise of options exercisable within 60 days after February 23, 2012.
(9)	Includes 11,499 shares issuable upon the exercise of options exercisable within 60 days after February 23, 2012.
(10)	Includes an aggregate of 271,939 shares issuable to our directors and executive officers upon the exercise of options exercisable within 60 days after February 23, 2012.

Upon stockholder approval of our 2012 debt restructuring and private placement of certain debt and equity securities, as described under “Transactions with Related Persons—Certain Related-Person Transactions—Subsequent Events” below, and the resulting conversion of our outstanding debt securities, if it occurs, TCP will beneficially own approximately 62% of our outstanding common stock (assuming conversion of the debt at the current conversion price and exercise of TCP’s warrants to purchase shares of common stock). In addition, TCP will have the right to designate four members of our Board as described below.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

Pursuant to our written Code of Conduct and Ethics, our executive officers and directors (or immediate family members or affiliates of our executive officers and directors) are not permitted to enter into any transactions with our company without the approval of either our Audit Committee, pursuant to the provisions set forth in the Audit Committee charter, or the Board. In approving or rejecting such proposed transactions, the Audit Committee or Board, as applicable, shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee or Board, as applicable, including but not limited to the risks, costs and benefits to us, the terms of the transactions, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Our Audit Committee and/or Board shall approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee or Board determines in the good faith exercise of its discretion. We have designated a compliance officer to generally oversee compliance with our Code of Conduct and Ethics.

The employment agreements with our current executive officers and the indemnification agreements with our executive officers and directors, each as described below, were approved in advance by the Board in accordance with the Code of Conduct and Ethics. All of the other transactions described below were entered into prior to the adoption of our Code of Conduct and Ethics or were entered into by Dialogic Corporation prior to our Business Combination with Dialogic Corporation and were updated as part of the Business Combination. Each of the transactions described below was approved by the Board.

CERTAIN RELATED-PERSON TRANSACTIONS

Employment Agreements

We have entered into employment agreements with our current executive officers, as further described in the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Employment Agreements” and “Executive Compensation—Post-Employment Compensation and Change of Control Benefits.”

Stock Option and Stock Award Grants to Executive Officers and Directors

We have granted stock options and/or stock awards to our executive officers and non-employee directors. See “Executive Compensation” and “Director Compensation.”

Indemnity Agreements with Executive Officers and Directors

We have entered into indemnity agreements with certain officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Agreements with Tennenbaum Capital Partners

In connection with the Business Combination, on October 1, 2010, Dialogic Corporation entered into a second amended and restated credit agreement dated as of October 1, 2010, as amended, or the Term Loan Agreement, with Obsidian, LLC, as agent, and SVEF, SVOF and TOP V, as lenders, or, collectively, the Term Lenders. TCP, a private equity firm, manages the funds of the Term Lenders. TCP also owned approximately 6.5% of our common stock as of December 31, 2011, which interest it originally acquired in Dialogic Corporation in 2006, and currently beneficially owns approximately 19.99% of our common stock. Messrs. Chan and Vig, a Managing Partner and Principal for TCP, respectively, currently serve as members of our Board, and during the year ended December 31, 2009, a Managing Partner for TCP also served as a member of Dialogic Corporation’s board of directors. We incurred costs of $2.6 million paid to the Term Lenders in connection with the Term Loan Agreement, which was capitalized as debt issuance costs as of October 1, 2010.

As of December 31, 2011, we owed long-term debt to the Term Lenders in the amount of $89.9 million, representing the largest aggregate amount of principal outstanding during 2011, and interest payable of $3.5 million under the Term Loan Agreement. As of April 11, 2012, we owed $60.9 million in principal to the Term Lenders under the Term Loan Agreement. For the year ended December 31, 2011, we recorded interest expense of $13.2 million related to the Term Loan Agreement and $2.4 million of amortization charges for deferred debt issuance costs paid to the Term Lenders. For the year ended December 31, 2011, we paid $12.7 million related to the interest expense to the Term Lenders. We did not repay any principal to the Term Lenders in the year ended December 31, 2011.

As of December 31, 2011, the term loans bore interest, payable in cash, at a rate per annum equal to LIBOR (but in no event less than 2%) plus an applicable margin. The margin, which, as of December 31, 2011, was 11%, was based on our consolidated net leverage ratio. At December 31, 2011, the interest rate was 15% on the aggregate of the term loans. However, on March 22, 2012 we entered into a third amended and restated Term Loan Agreement as described below. Subsequently, on April 11, 2012, Dialogic Corporation, the Company and certain of our subsidiaries entered into a First Amendment to the Term Loan Agreement. Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the conversion of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for convertible notes as described below and a share of our Series D-1 Preferred Stock, subject to payment of a prepayment premium of $1.5 million. The Term Loan Agreement was also amended to permit us to issue additional convertible notes in a private placement, as described in greater detail below.

Stockholder Loans

Prior to the Business Combination, Dialogic Corporation entered into certain long-term loan agreements certain members of its board of directors and officers. These loans remain outstanding following consummation of the Business Combination. At each of December 31, 2011 and 2010, we had $4.8 million and $3.0 million, respectively, in long-term debt payable to certain of our stockholders, or the Related Party Lenders, including entities affiliated with Mr. Jensen, our Chief Executive Officer, Messrs. Guira and Vig, members of our Board, and Messrs. Ben-Gacem and Konnerup, former members of our Board, bearing interest at an annual rate of 20% compounded monthly in form of a payment-in-kind and repayable six months from the maturity date of the Term Loan Agreement, which, as of December 31, 2011, would have been in March 2014, and under the third amended and restated Term Loan Agreement, as discussed below, would be in September 2015. As of April 11, 2012, we had $5.1 million (including accrued interest) in long-term debt payable to such stockholders. During the years ended December 31, 2011 and 2010, we recorded interest expense of $0.9 million and $0.7 million, respectively, related to these stockholder loans. We did not repay any principal to such stockholders in the years ended December 31, 2011 and 2010. There are no covenants or cross default provisions associated with these loans. In the event that we consummate an equity financing before the loans are repaid, such stockholders may, at their option, convert the entire loan amount, including accrued payment in kind interest payable, into equity at the same rate and terms agreed to with other investors. This option will apply solely to the first equity financing event consummated after October 1, 2010.

Subsequent Events

Debt Restructuring

On March 22, 2012, Dialogic Corporation entered into a third amended and restated Term Loan Agreement, with Obsidian, LLC, as agent, and the Term Lenders. As of March 22, 2012, an aggregate of approximately $92.8 million of principal was outstanding under the Term Loan Agreement. In addition, under the third amended and restated Term Loan Agreement, the Term Lenders have at their discretion the ability to provide additional loans to Dialogic Corporation up to $10 million on the same terms as the outstanding term loans. As of April 5, 2012, we had received $1.0 million under this provision. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%, except that, in 2012 and thereafter if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and paid in kind. Upon the occurrence and continuance of an event of default, the term loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

In connection with entering into the third amended and restated Term Loan Agreement, on March 22, 2012, we issued to the Term Lenders warrants to purchase 18 million shares of common stock with an exercise price of $1.00 per share, subject to stockholder approval.

Private Placement

On April 11, 2012, we entered into a securities purchase agreement, or the Purchase Agreement, with accredited investors, or, collectively, the Investors, pursuant to which we issued and sold $39,529,714.18 aggregate principal amount of convertible promissory notes, or the Notes, and one share of our Series D-1 Preferred Stock, par value $0.001 per share, or the Series D-1 Preferred Share, to the Investors in a private placement, or the Private Placement.

The Investors in the Private Placement include entities affiliated with TCP. SVEF, SVOF and TOP V together purchased $34,458,273.35 million aggregate principal amount of Notes in exchange for the cancellation of (i) $32,958,273.35 in outstanding principal under the third amended and restated Term Loan Agreement, $2,958,373.35 of which represents accrued but unpaid interest that was capitalized under the Term Loan Agreement on March 22, 2012, or the Interest Amount, and (ii) a prepayment premium of $1.5 million triggered by the cancellation of the outstanding debt described above. The remaining $5,071,440.83 aggregate principal amount of Notes was purchased by the Related Party Lenders, including SVEF, SVOF, TOP V, ApS KBUS 17 nr. 2101, an entity affiliated with Nick Jensen, the Company’s Chief Executive Officer, GW Invest ApS, an entity affiliated with Mr. Konnerup, a former member of the Board, Investcorp Bank B.S.C., an entity affiliated with Mr. Ben-Gacem, a former member of the Board, and Alex Guira, a member of the Board, and Pierre McMaster, one of our principal stockholders, in exchange for the cancellation of $5,071,440.83 of Dialogic Corporation’s long-term debt held by such stockholders.

The Notes bear interest at the rate of 1% per annum, compounded annually, and are convertible into shares of our common stock. The conversion price of the Notes is generally $1.00 per share, provided that the Notes issued to the entities affiliated with TCP in exchange for the cancellation of the Interest Amount have a conversion price of $0.87 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest will automatically convert into shares of common stock upon stockholder approval of the Private Placement.

Pursuant to the Purchase Agreement, we have agreed to call a meeting of the stockholders by June 30, 2012 to approve the Private Placement. If stockholder approval and the resulting conversion of the Notes do not occur by June 30, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date; however, amounts due under the Notes cannot be repaid before amounts outstanding under the Term Loan Agreement and that certain credit agreement, dated as of March 5, 2008, as amended, or the Revolving Credit Agreement, with Wells Fargo Foothill ULC, as administrative agent and lender, or the Revolving Credit Lender. The Notes are subordinated to our outstanding loans under the Term Loan Agreement and Revolving Credit Agreement. We may not prepay such Notes prior to June 30, 2012 without the consent of the Term Lenders and Revolving Credit Lender.

On April 11, 2012, we filed a certificate of designation, or the Certificate, for our Series D-1 Preferred Stock, or the Series D-1 Preferred, with the Secretary of State of the State of Delaware. The Series D-1 Preferred Share was issued and sold to TOP V in exchange for cancellation of $100 in outstanding principal under the Term Loan Agreement.

The Certificate authorizes one share of Series D-1 Preferred Stock, which, except as set forth below, is non-voting and is not convertible into other shares of the Company’s capital stock. However, following stockholder approval of the Private Placement, if it occurs, the holder of the Series D-1 Preferred Share, or the Holder, has the right to designate certain members of the Board as follows:

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

In connection with the Private Placement, on April 11, 2012, Messrs. Ben-Gacem and Konnerup resigned from the Board, including from their respective memberships on the committees of the Board, effective immediately. The resignations of Messrs. Ben-Gacem and Konnerup were not the result of any disagreement with the Company on any matter relating to its operations, policies or practices, or regarding the general direction of the Company.

In connection with the Private Placement, on April 11, 2012, Mr. Chan was elected by the Board to serve as a member of the Board. Messrs. Chan, Vig, Dion Joannou and Nick DeRoma have agreed to be the designees of TOP V upon stockholder approval, if it occurs, pursuant to the terms of the Certificate.

Concurrently with the Private Placement, Dialogic Corporation, the Company and certain of our subsidiaries entered into a First Amendment to the Term Loan Agreement, or the First Amendment, with the Term Loan Lenders. Pursuant to the First Amendment, the third amended and restated Term Loan Agreement was amended to permit the conversion of $32,958,373.35 of outstanding debt under the Term Loan Agreement in exchange for the Notes as described above, subject to payment of a prepayment premium of $1.5 million, which we also paid through the issuance of Notes. The Term Loan Agreement was also amended to permit us to issue the remaining Notes sold in the Private Placement.

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the NASDAQ listing standards, a majority of the members of the Board qualify as “independent,” as affirmatively determined by the Board. The Board consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. DeRoma, Guira, Joannou and West. In addition, the Board determined that Messrs. Ben-Gacem and Konnerup were independent within the meaning of NASDAQ listing standards prior to their resignations in April 2012. In making its determination, the Board considered Mr. Ben-Gacem’s and Mr. Guira’s relationships with Investcorp Technology Investment Group, which indirectly owns one of our principal stockholders, and Mr. Konnerup’s control of GW Invest ApS, one of our principal stockholders. In addition, the Board also considered the consulting relationship of Mr. Joannou with Dialogic Corporation, which is described under “Director Compensation” above. The Board does not believe that these stockholder relationships or consulting relationship interfere with, or interfered with, as applicable, Mr. Ben-Gacem’s, Mr. Guira’s or Mr. Joannou’s exercise of independent judgment in carrying out his responsibilities as director. The Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company or had any material relationship with the Company other than as detailed below.

Mr. Jensen, our Chief Executive Officer, is not an independent director by virtue of his employment with the Company. Messrs. Vig and Chan are not independent directors as a result of their employment with TCP, which is party to certain of our debt transactions, as described in greater detail under “Transactions with Related Persons” above. In addition, Mr. Sabella, our former President and Chief Operating Officer, was not an independent director prior to his resignation from the Board in December 2011 by virtue of his employment with the Company.

Item 14.	Principal Accountant Fees and Services

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees paid or payable to KPMG LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2011 and December 31, 2010.

	Fiscal Year Ended
	2011	2010
	(in thousands)
Audit Fees	$1,938	$1,986
Audit-related Fees	—	—
Tax Fees	433	239
All Other Fees	—	—

Total Fees	$2,371	$2,225

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and the review of interim financial statements and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. During the fiscal years ended December 31, 2011 and December 31, 2010, no audit related fees were billed by KPMG LLP.

Tax Fees. Consists of fees billed for professional services related to tax compliance, tax planning and tax advice.

All fees described above were pre-approved by the Audit Committee.

In connection with the audit of our 2011 financial statements, we entered into an engagement agreement with KPMG LLP, which sets forth the terms by which KPMG LLP will perform audit and interim services for us. That agreement is subject to alternative dispute resolution procedures. We expect to enter into a similar agreement with KPMG LLP in relation to our 2012 financial statements.

PRE-APPROVAL POLICIES AND PROCEDURES.

The Audit Committee has adopted a policy to approve in advance the engagement of the independent registered public accounting firm for all audit services and non-audit services; provided, however, that the Audit Committee may establish pre-approval policies and procedures for any engagement to render such services, provided that (a) such policies and procedures are detailed as to the particular service and do not include delegation of the Audit Committee responsibilities to management, and (b) at its next scheduled meeting, the Audit Committee is informed as to each such service for which the independent registered public accounting firm is engaged pursuant to such policies and procedures. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, provided that the Audit Committee has established policies and procedures for such pre-approval of services consistent with the requirements of clauses (a) and (b) above.

The Audit Committee has determined that the rendering of the services other than audit services by KPMG LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Consolidated Financial Statements in Item 15 of the registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2012.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or because the information is included in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: April 30, 2012	By:	/s/ John T. Hanson
Name: John T. Hanson
Title: Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of the	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Certificate of Designation of Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012

3.6	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.7	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement	10-K	001-33391	4.3	4/16/2012

4.4	Registration Rights Agreement	8-K	001-33391	4.1	4/13/2012

10.1*	2001 Equity Incentive Plan and forms of related agreements	S-1	333-138121	10.14	10/20/2006

10.2*	2003 Israeli Share Option Plan.	S-1/A	333-138121	10.15	3/16/2007

10.3*	2006 Equity Incentive Plan, as amended.	10-K	001-33391	10.3	4/16/2012

10.4*	Forms of 2006 Equity Incentive Plan agreements.	S-1	333-138121	10.16	10/20/2006

10.5*	2006 Employee Stock Purchase Plan, as amended	10-K	001-33391	10.5	4/16/2012

10.6*	Letter, dated November 29, 2007, issued by the Registrant and addressed to Mike West	10-K	001-33391	10.41	3/14/2008

10.7	Dialogic Support Agreement, dated May 12, 2010	8-K	001-33391	99.2	5/10/2010

10.8*	Separation Agreement, dated August 31, 2010, by and between Registrant and William R. Rohrbach.	8-K	001-33391	10.1	9/1/2010

10.9*	Transition and Separation Agreement, dated December 8, 2010 between Al Wood and Registrant	8-K	001-33391	10.1	12/9/2010

10.10*	Service Agreement, dated December 30, 2010, between Nick Jensen and Registrant	8-K	001-33391	10.1	1/6/2011

10.11*	Amended and Restated Employment Agreement, dated December 30, 2010, between Doug Sabella and Registrant	8-K	001-33391	10.2	1/6/2011

10.12*	Amended and Restated Employment Agreement, dated December 30, 2010, between Eric Schlezinger and Registrant	8-K	001-33391	10.3	1/6/2011

10.13*	Amended and Restated Employment Agreement, dated December 30, 2010, between Anthony Housefather and Dialogic Corporation.	8-K	001-33391	10.4	1/6/2011

10.14*	Employment Agreement with Dialogic Corporation and Jean Gagnon dated November 2, 2009 and First Amendment thereto dated August 1, 2010.	8-K	001-33391	10.01	2/28/2011

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	Second Amended and Restated Credit Agreement by and among Dialogic Corporation, the Registrant, the subsidiary guarantors that are signatories thereto, the lenders that are signatories and Obsidian, LLC dated as of October 1, 2010	10-K	001-33391	10.53	3/31/2011

10.16	Consent and Thirteenth Amendment to Credit Agreement entered into as of October 1, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-K	001-33391	10.54	3/31/2011

10.17	Credit Agreement, by and among Dialogic Corporation, the financial institutions named as lenders on the signature pages thereto, Wells Fargo Foothill Canada ULC dated as of March 5, 2008	10-K	001-33391	10.55	3/31/2011

10.18	Letter dated March 10, 2011 from the Term Lenders to the Registrant	10-K	001-33391	10.56	3/31/2011

10.19*	Letter, dated as September 3, 2008, as amended, between Kevin Cook and Registrant	10-K	001-33391	10.57	3/31/2011

10.20	Consent and Fourteenth Amendment to Credit Agreement entered into as of December 15, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.1	08/15/2011

10.21	Consent and Fifteenth Amendment to Credit Agreement entered into as of February 8, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.2	08/15/2011

10.22	Consent and Sixteenth Amendment to Credit Agreement entered into as of July 26, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.3	08/15/2011

10.23*	Form of Indemnity Agreement	8-K	001-33391	10.5	4/13/2012

10.24*	Second Amendment to Employment Agreement, dated August 26, 2011, by and between Registrant and Jean Gagnon	8-K	001-33391	10.1	09/29/2011

10.25*	Offer Letter, dated September 26, 2011, by and between Registrant and John T. Hanson	8-K	001-33391	10.1	09/29/2011

10.26	Forbearance Agreement, dated November 14, 2011, by and between Dialogic Corporation, the lenders from time to time party thereto and Wells Fargo Foothill Canada ULC	8-K	001-33391	10.1	11/18/2011

10.27*	Transition and Separation Agreement, dated November 21, 2011, by and between Registrant and Eric Schlezinger	8-K	001-33391	10.1	11/23/2011

10.28*	Transition and Separation Agreement, dated December 5, 2011, by and between Registrant and Doug Sabella	8-K	001-33391	10.1	12/05/2011

10.29*	Amended and Restated Employment Agreement, dated December 5, 2011, by and between Registrant and Kevin Cook	8-K	001-33391	10.2	12/05/2011

21.1	Subsidiaries of the Registrant	10-K	001-33391	21.1	4/16/2012

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-33391	23.1	4/16/2012

24.1	Power of Attorney. Reference is made to the signature page to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012	10-K	001-33391	24.1	4/16/2012

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	10-K	001-33391	31.1	4/16/2012

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	10-K	001-33391	31.2	4/16/2012

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of Exchange Act					X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of Exchange Act					X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act	10-K	001-33391	32.1	4/16/2012

101.INS†	XBRL Instance Document	10-K	001-33391	101.INS	4/16/2012

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document	10-K	001-33391	101.SCH	4/16/2012

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-33391	101.CAL	4/16/2012

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-33391	101.DEF	4/16/2012

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	10-K	001-33391	101.LAB	4/16/2012

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-33391	101.PRE	4/16/2012

*	Management contract, compensatory plan or arrangement.
#	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.