Form 10-Q
period 2012-03-31
Dialogic Inc.
filed 2012-05-15
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 31,503,380 shares of the registrant’s common stock were outstanding.

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

DIALOGIC INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,123	$10,353
Restricted cash	1,550	1,497
Accounts receivable, net	48,334	47,460
Inventories	18,581	20,127
Prepaid expenses	3,591	3,580
Other current assets	6,102	5,577

Total current assets	83,281	88,594
Property and equipment, net	7,492	7,947
Intangible assets, net	31,060	33,267
Goodwill	31,223	31,223
Deferred debt issuance costs, net	454	286
Deferred tax assets	611	550
Other assets	1,542	1,475

Total assets	$155,663	$163,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank indebtedness	$12,285	$12,509
Accounts payable	27,394	21,569
Accrued liabilities	19,616	23,417
Deferred revenue	15,993	14,872
Income taxes payable	1,502	1,665
Interest payable, related parties	117	3,452

Total current liabilities	76,907	77,484
Long-term debt, related parties, net of discount	91,923	94,675
Warrants	10,005	—
Accrued restructuring	2,275	2,471
Income taxes payable	2,362	2,338
Deferred revenue	1,775	1,810

Total liabilities	185,247	178,778
Commitments and contingencies
Stockholders’ deficit:
Common shares and additional paid-in capital	222,779	222,093
Accumulated other comprehensive loss	(22,255)	(22,206)
Accumulated deficit	(230,108)	(215,323)

Total stockholders’ deficit	(29,584)	(15,436)

Total liabilities and stockholders’ deficit	$155,663	$163,342

See accompanying notes to unaudited consolidated financial statements.

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Products	$31,510	$36,210
Services	9,597	8,654

Total revenue	41,107	44,864
Cost of revenue:
Products	11,067	13,943
Services	5,171	5,350

Total cost of revenue	16,238	19,293

Gross profit	24,869	25,571

Operating expenses:
Research and development	12,823	14,790
Sales and marketing	11,611	14,879
General and administrative	7,585	8,970
Restructuring charges	57	3,985

Total operating expenses	32,076	42,624

Loss from operations	(7,207)	(17,053)

Other income (expense):
Interest income and other (expense), net	(83)	(24)
Interest expense	(4,100)	(3,568)
Change in fair value of warrants	(2,933)	—
Foreign exchange losses, net	(102)	(132)

Loss before income taxes	(14,425)	(20,777)
Income tax provision	(360)	(502)

Net loss attributable to common shareholders	$(14,785)	$(21,279)

Net loss attributable to common holders per share - basic and diluted	$(0.47)	$(0.68)

Weighted average shares outstanding used in computing net loss attributable to common shareholders per share - basic and diluted	31,495	31,219

Other comprehensive (loss) income:
Foreign exchange translation adjustment	(49)	31

Comprehensive loss	$(14,834)	$(21,248)

See accompanying notes to unaudited condensed consolidated financial statements.

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,785)	$(21,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,311	4,754
Stock-based compensation	686	752
Amortization of debt issuance costs	306	260
Fair value adjustment to warrants	2,933	—
Payment-in-kind interest expense on long-term debt	361	198
Deferred taxes	(68)	—
Allowance for doubtful accounts	46	12
Other non-cash charges	(144)	43
Net changes in operating assets and liabilities:
Accounts receivable	(669)	7,730
Inventories	1,568	(892)
Prepaid expenses and other current assets	(551)	3,770
Accounts payable and accrued liabilities	2,036	(1,020)
Deferred revenue	949	2,758
Income taxes payable	(174)	279
Interest payable, related parties	(376)	(32)

Net cash used in operating activities	(4,571)	(2,667)

Cash flows from investing activities:
Restricted cash	(53)	(957)
Purchases of property and equipment	(633)	(749)
Purchases of intangible assets	(73)	—
Other assets	—	(120)

Net cash used in investing activities	(759)	(1,826)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	88
Debt issuance costs	(674)	—
Proceeds from (payments to) bank indebtedness, net	(224)	198
Proceeds from long-term debt	1,000	—

Net cash provided by financing activities	102	286

Effect of exchange rate changes on cash and cash equivalents	(2)	30

Net decrease in cash and cash equivalents	(5,230)	(4,177)
Cash and cash equivalents at beginning of period	10,353	24,559

Cash and cash equivalents at end of period	$5,123	$20,382

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$3,816	$3,143

Income taxes paid (refunded), net	$(5)	$290

Non-cash transactions:
Fair value adjustments to goodwill	$—	$391

Accrued interest converted to long-term debt	$2,958	$—

Issuance of warrants in connection with debt refinancing	$7,072	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 1 – The Company

Dialogic Inc. (“Dialogic” or the “Company”) is a leading provider of communications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the communication medium or network. The Company specializes in providing products and solutions that enhance the mobile communications experience.

Wireless and wireline service providers use the Company’s products to transport, convert and manage data and voice traffic while enabling VoIP and other multimedia services. These service providers also utilize the Company’s underlying technology to provide innovative revenue-generating value-added services such as messaging, Short Message Service, voice mail and conferencing. These services are also increasingly becoming video-enabled. Enterprises rely on the Company’s innovative products to enable the integration of IP and wireless technologies and endpoints into existing communication networks, and to enable applications that serve businesses, including unified communication applications, contact center and Interactive Voice Response/ Interactive Voice Video Response.

The Company sells its products to both enterprise and service provider customers, both directly and indirectly through distribution partners such as Technology Equipment Manufacturers, Value Added Resellers and other channel partners. The Company’s customers build their enterprise communications solutions, networks, or value-added services on its products.

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

The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in Dialogic’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Dialogic’s Annual Report on Form 10-K for the year ended December 31, 2011, and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of Dialogic’s financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Note 3 – Summary of Significant Accounting Policies

As of March 31, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed except for the following:

(a) Risks and Uncertainties

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the quarter ended March 31, 2012, the Company incurred a net loss of $14.8 million and used cash in operating activities of $4.6 million. As of March 31, 2012, the Company’s cash and cash equivalent balance was $5.1 million, of which approximately $3.5 million was held by the Company’s subsidiaries outside the U.S. and could be subject to tax implications if repatriated to the U.S. Its current bank indebtedness was $12.3 million and its debt with related parties was $90.6 million.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

As discussed further in Note 15, on April 11, 2012 $33.0 million of outstanding debt under the second amended and restated credit agreement dated October 1, 2010 (the “Term Loan Agreement”) with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”) was cancelled in exchange for convertible promissory notes (the “Notes”). However, if future defaults occur under the Term Loan Agreement or under our Revolving Credit Agreement (the “Revolving Credit Agreement) with Wells Fargo Foothill Canada ULC (the “Revolving Credit Lender”), or the convertible promissory notes become due and payable, then the Company does not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the Company’s obligations under the Revolving Credit Agreement or Term Loan Agreement and the Company’s failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Loan Lenders could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, the Company could seek to reorganize its business, or the Company or a trustee appointed by the court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If the Company needed to liquidate its assets, the Company might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender followed by any unsecured creditors such as the convertible promissory notes, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of long-lived assets, the allowance for doubtful accounts, the reserves for sales returns and allowances, inventory obsolescence and warranty obligation, the valuation of deferred tax assets, stock-based compensation, income tax uncertainties, impairment testing of goodwill and intangible assets, the estimation of the fair value of warrants and estimating the fair value of assets acquired and liabilities assumed at date of acquisition for businesses acquired. The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. The classification of the Company’s warrants as a liability requires the Company to estimate the fair value of the warrants at the end of each accounting period. This is accomplished through the use of the Black-Scholes pricing model. Changes in the status of certain facts or circumstances could result in material changes in the estimates used in the preparation of the consolidated financial statements, and actual results could differ from the estimates and assumptions. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, emerging markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

(c) Concentrations and Credit risk

As of March 31, 2012 and December 31, 2011, accounts receivable aggregating approximately $10.9 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.20% of consolidated revenues.

No customer accounted for more than 10% of revenues in the quarters ended March 31, 2012 or 2011. One customer accounted for 13% and 12% of accounts receivable at both March 31, 2012 and December 31, 2011, respectively.

Note 4 – Goodwill and Intangible Assets

Goodwill at March 31, 2012 and December 31, 2011 was $31.2 million. The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of March 31, 2012, no new indicators of impairment were identified.

The following is a summary of other intangible assets as at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	58,239	(43,916)	14,323
Customer relationships	38,312	(31,835)	6,477
Software licenses	3,489	(3,478)	11
Other	1,316	(1,067)	249

Total intangibles	$111,356	$(80,296)	$31,060

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	58,239	(42,529)	15,710
Customer relationships	38,312	(30,994)	7,318
Software licenses	3,489	(3,475)	14
Other	1,244	(1,019)	225

Total intangibles	$111,284	$(78,017)	$33,267

Amortization expense was $2.3 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 5 – Fair Value Measurement

Assets and liabilities are measured and recorded at fair value on a recurring basis for cash, cash equivalents and warrants as presented on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

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

The Company measures its warrants at fair value on a recurring basis and has determined that these financial assets were level 2 in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of March 31, 2012 using the Black-Scholes method of valuation using the following assumptions:

Expected Term	5 years
Volatility	84.00%
Dividend Yield	0%
Risk-Free Interest Rate	1.12%

	Fair Value at Reporting Date Using
	March 31, 2012	Quoted prices in active markets for identical liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Liabilities:
Warrants	$10,005	$—	$10,005	$—

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

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 6 – Balance Sheet Components

The following tables provide details of selected balance sheet items as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Inventories:
Raw materials and components	$9,828	$8,941
Work in process	4,203	6,799
Finished products	4,550	4,387

	$18,581	$20,127

	March 31, 2012	December 31, 2011
Property and equipment, net:
Computer equipment and software	$41,896	$41,668
Furniture and fixtures	3,957	3,811
Machinery and equipment	12,653	12,433
Leasehold improvements	4,452	4,709

	62,958	62,621
Accmulated depreciation	(55,461)	(54,674)

Total property and equipment, net	$7,497	$7,947

Depreciation expense was $1.0 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.

	March 31, 2012	December 31, 2011
Accrued expenses:
Accrued compensation and benefits	$8,714	$9,554
Accrued restructing expenses	668	1,828
Accrued royalty expenses	1,119	954
Accrued external sales agent commissions	1,330	1,230
Deferred rent	1,621	1,577
Other accrued expenses	6,164	8,274

Total accrued expenses	$19,616	$23,417

Note 7 – Bank Indebtedness

Dialogic Corporation has a working capital facility, the Revolving Credit Agreement with Wells Fargo Foothill Canada ULC, as administrative agent and as a lender (the “Revolving Credit Lender”). On March 22, 2012, Dialogic Corporation entered into a Consent and Seventeenth Amendment (“Seventeenth Amendment”) to the Revolving Credit Agreement. Under the Seventeenth Amendment, the Revolving Credit Lender waived the events of default existing under the Revolving Credit Agreement as of March 22, 2012 and agreed to certain amendments to the Revolving Credit Agreement. Specifically, pursuant to the Seventeenth Amendment, the Revolving Credit Agreement maturity date was amended and extended to the earlier of (i) March 31, 2015 and (ii) expiration of the Term Loan Agreement. Dialogic Corporation may borrow, repay and reborrow revolving credit loans from time to time provided that the aggregate principal amount of revolving credit loans outstanding at any time does not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to Dialogic Corporation and certain guarantors of the Revolving Credit Agreement, which is referred to as the “borrowing base.”

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

As of March 31, 2012, the borrowing base under the Revolving Credit Agreement amounted to $14.3 million, Dialogic Corporation had borrowed $12.3 million, and the unused line of credit totaled $12.7 million, of which $2.0 million was available for additional borrowings.

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

The average interest rate for the three months ended March 31, 2012 and 2011 was 5.64% and 5.75%, respectively.

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

On April 11, 2012, Dialogic Corporation, the Company and certain of its subsidiaries entered into an Eighteenth Amendment to Revolving Credit Agreement (the “Eighteenth Amendment”), with the Revolving Credit Lender. Pursuant to the Eighteenth Amendment, the Revolving Credit Agreement was amended to permit us to issue the Notes in the Private Placement, as described in greater detail in Note 15 below.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 8 – Debt and Related Party Transactions

Term Loan Agreement

On March 22, 2012, Dialogic Corporation entered into a third amended and restated Term Loan Agreement with the Term Lenders. Tennenbaum Capital Partners. LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owns approximately 6.5% of the Company’s common stock as of March 31, 2012. A Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors. In connection with entering into the third amended and restated Term Loan Agreement, on March 22, 2012, the Company issued to the Term Lenders warrants to purchase 18 million shares of common stock with an exercise price of $1.00 per share.

The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and will be accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such on the Company’s accompanying condensed consolidated balance sheet. The fair value of the warrants will be recalculated at the end of each reporting period and the change in fair value will be recorded as a change in fair value of warrants in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the warrants was determined to be $10.0 million at March 31, 2012 and the Company recorded an expense of $2.9 million in the quarter ended March 31, 2012 to reflect this change in fair value.

As of March 31, 2012 and December 31, 2011, Dialogic Corporation owed long-term debt to the Term Lenders in the amounts of $94.0 million and $89.9 million, respectively, and interest payable of $0.1 million and $3.5 million, respectively. As of March 22, 2012, interest accrued since December 31, 2011 in the amount of $3.0 million was added to the outstanding principal amount of the Term Loans. For the three months ended March 31, 2012 and 2011, Dialogic Corporation recorded interest expense of $3.6 million and $3.1 million, respectively, related to the Term Loan Agreement of which $0.1 million and $0, respectively, related to accrued Payment-In-Kind (“PIK”) interest; and $0.3 million and $0.2 million, respectively, of amortization charges for deferred debt issuance costs and accretion of debt discount. For the three months ended March 31, 2012 and 2011, Dialogic Corporation paid cash of $3.6 million and $3.0 million related to the interest expense to the Term Lenders. In addition, during the three months ended March 31, 2012 and 2011, the Company accrued an additional $0.4 million for amounts to be paid to the Term Lenders related to debt issuance costs.

The following table summarizes the short-term and long-term debt with related parties at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Term loan	$93,951	$89,875
Debt Discount	(7,072)	—

	86,879	89,875
Shareholder loans	5,044	4,800

Total long-term	91,923	94,675
Accrued interest payable - term loan	117	3,452

	$92,040	$98,127

The following describes certain provisions of the Term Loan Agreement as amended and restated on March 22, 2012:

Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to Dialogic Corporation up to $10 million on the same terms as the Term Loans. As of March 31, 2012, the Company has received $1.0 million under this provision.

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

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

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

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

On April 11, 2012, Dialogic Corporation, the Company and certain of its subsidiaries entered into a First Amendment to the Term Loan Agreement (the “First Amendment”). Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the conversion of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for the Notes as described in Note 15, and a share of the Company’s Series D-1 Preferred Stock, subject to payment of a prepayment premium of $1.5 million. The Term Loan Agreement was also amended to permit the Company to issue the remaining Notes sold in the Private Placement, as described in greater detail in Note 15.

Stockholder Loans

At March 31, 2012 and December 31, 2011, the Company had $5.0 million and $4.8 million, respectively, in long-term debt payable to certain stockholders of the Company (the “Related Party Lenders”), including the Company’s Chief Executive Officer and members of the Company’s Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from the maturity date of the Term Loan Agreement, which, as of March 31, 2012 would be in September 2015. During each of the three months ended March 31, 2012 and 2011, the Company recorded interest expense of $0.2 million related to these stockholder loans. There are no covenants or cross default provisions associated with these stockholder loans.

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

As described in greater detail in Note 15, on April 11, 2012, the stockholder loans were exchanged for Notes.

Note 9 – Restructuring Charges

In a continued effort to consolidate certain operations across all organizations, the Company incurred employee termination costs for severance and benefits aggregating to $0.1 million during the first quarter ended March 31, 2012.

Restructuring activity for the quarter ended March 31, 2012 was as follows:

	Employee Termination/ Severance and Related Costs	Facilities costs	Total
Balance at December 31, 2011	$1,357	$2,942	$4,299
Charges to operations	57	—	57
Payments made during the quarter	(1,173)	(204)	(1,377)

Balance at March 31, 2012	$241	$2,738	$2,979

As of March 31, 2012, approximately $0.7 million accrued restructuring expenses was included as a component of current accrued liabilities and $2.3 million was classified as long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2011, $1.8 million was included in the Company’s current accrued liabilities and $2.5 million was classified as long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. The Company expects to pay $0.2 million in employee related costs and $0.5 million in facilities costs by December 2012 and the remaining amounts over the lease periods ending in 2015.

During the first quarter of 2012, the Company incurred employee termination costs for severance and benefit amounts aggregating to $0.1 million. During the first quarter of 2011, the Company incurred employee termination costs for severance and benefit amounts aggregating to $0.5 million and non-cancellable lease obligations and related costs associated with vacated space of $3.5 million.

As part of its continuing effort to improve operating efficiency, in April 2012, the Company announced its intention to close two of its facilities engaged in research and development activities located in Getzville, New York and Renningen, Germany and to terminate 120 employees.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 10 – Stock-Based Compensation

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation (in thousands):

	Three Months Ended March 31
	2012	2011
Cost of revenues	$84	$76
Research and development	240	143
Sales and marketing	222	164
General and administrative	140	369

Total stock-based compensation expense	$686	$752

Stock Award Activity

A summary of the Company’s stock award activity and related information for the three month ended March 31, 2012 is set forth in the following table (in thousands except for exercise price amounts):

	Number of Shares Available for Grant (in 000’s)	Number of Options Outstanding (in 000’s)	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)	Aggregate Intrinsic Value (in 000’s)
Balance at December 31, 2011	1,288	2,897	$4.73	6.06	$45
Increase in shares available under plan	1,259
Restricted stock units granted	(185)
Restricted stock units cancelled and forfeited	38
Options granted	—	—
Options exercised	—	—
Options cancelled and forfeited	170	(170)	$4.07

Balance at March 31, 2012	2,570	2,727	$4.77	5.98	0

Options vested and expected to vest at March 31, 2012		2,627	$4.86	5.85	0
Options exercisable at March 31, 2012		1,650	$5.83	3.91	0

The total intrinsic value of options exercised was zero and $0.1 million during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the balance of $2.2 million of total unrecognized compensation cost related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

During the three months ended March 31, 2012 and 2011, the Company granted the following stock options:

	Three Months Ended March 31,
	2012	2011
Options granted (in 000’s)	—	400
Weighted-average grant date fair value per share	—	$3.94

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

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

The risk-free interest rate for the expected term of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of expected volatility is derived from a blend of the Company’s own historical volatility as well as the historical volatilities of a comparable group of publicly listed companies within the Company’s industry over a period equal to the expected term of its options. A peer group is used in the determination of implied volatility because the Company has less than two years of historic stock prices. Management makes an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. The Company has not declared dividends to date.

The following weighted average assumptions were used to value options granted during the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Expected term (in years)	—	6
Risk-free interest rate	—	2.61%
Volatility	—	92%
Dividend yield	—	—

Restricted Stock Awards

Restricted stock activity for the period from January 1, 2012 to March 31, 2012 was as follows:

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	654	$4.84
Granted	185	$1.04
Vested	(22)	$0.92
Forfeited or expired	(38)	$4.46

Non-vested at March 31, 2012	779	$4.00

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

As of March 31, 2012, 778,681 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $3.1 million. During the three months ended March 31, 2012, aggregate intrinsic value of vested restricted stock based awards was $20 thousand.

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

Stock Purchase Plan

As of March 31, 2012, 74,489 shares have been issued under this plan and 905,792 shares remained available for issuance under the Employee Stock Purchase Plan (“ESPP”).

Subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common shares under the ESPP. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. The first purchase period under the ESPP commenced on June 1, 2011.

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

Basic and diluted net loss per share were calculated as follows (in thousands, except per share data):

	Three Months Ended
	2012	2011
Numerator:
Net loss	$(14,785)	$(21,279)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic and diluted net loss per share	31,495	31,219

Net loss per share - basic and diluted	$(0.47)	$(0.68)

Note 12 – Commitments and Contingencies

(a) Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel have been partially financed through grants from that country’s Office of the Chief Scientist (“OCS”). In return for the OCS’s participation, the Company is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the accompanying unaudited condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues was $0.2 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the royalty payable amounted to $0.6 million and $0.4 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was approximately $17.6 million as of March 31, 2012 and December 31, 2011.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

(b) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. At March 31, 2012 and December 31, 2011, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.4 million and $1.5 million, respectively. The guarantee term generally varies from three months to 30 years. The guarantees are usually provided for approximately 10% of the contract value.

(c) SEC Investigation

On March 28, 2011, the Company received a letter from the SEC informing the Company that the SEC was conducting an informal inquiry (“SEC Informal Inquiry”), and requesting that the Company preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed the Company that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by former Veraz Networks Inc. business during periods prior to completion of the Company’s business combination with Dialogic Corporation. The Company’s Board of Directors ( the “Board”), appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP (“Sheppard Mullin”), as outside counsel to the committee, The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and the Company have updated and improved our compliance procedures. In addition, the Company produced documents to the Department of Justice (“DOJ”), relating to the SEC Informal Inquiry. With the Company’s counsel, the Company continues to fully cooperate with the SEC and DOJ, in connection with the SEC Informal Inquiry. At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. Based on information currently available to the Company, it believes that any of the allegations, even if true, would not have a material adverse effect on the accompanying unaudited condensed consolidated financial statements.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 13 – Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geography is based on the billing address of the customer. The following table sets forth revenues and long-lived assets by geographic area:

(a) Revenues by geographic areas

	Three Months Ended March 31,
	2012	2011
Americas
United States	$15,783	$17,671
Other	2,897	2,621

Total Americas	18,680	20,292
Europe, Middle East, Africa	13,581	15,440
Asia Pacific	8,846	9,132

Total revenues	$41,107	$44,864

(b) Long-lived assets by geographic area

	March 31, 2012	December 31, 2011
Americas:
United States	$35,200	$36,067
Canada	32,599	34,289
Other foreign countries	1,975	2,081

Total long-lived assets	$69,774	$72,437

Note 14 – Income Taxes

The Company recorded an income tax expense of $0.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, the Company’s effective tax rate was approximately 2.4% and 2.4%, respectively. The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the US and several foreign jurisdictions. The tax provision during the three months ended March 31, 2012 and 2011was primarily due to the current tax expense in profitable foreign entities with no corresponding tax attributes.

The Company’s net deferred tax assets were $0.6 million and $0.6 million at March 31, 2012 and December 31, 2011, respectively. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income by the Company in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction/(increase) of the valuation allowance will result in an income tax benefit/(expense).

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”), for calendar years 2008 and 2009. The Company does not expect an adverse outcome. Additionally, any net operating losses and credits that were generated in prior years may also be subject to examination by the IRS, in the tax year the net operating loss is utilized. In addition, the Company may be subject to examination in various foreign jurisdictions for the years ranging from 2004 through 2011.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 31, 2012 and December 31, 2011, the total liability for unrecognized tax benefits was $2.5 million, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC Topic No. 805, Business Combinations. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the three months ended March 31, 2012, the unrecognized tax benefits increased by $0.02 million due to interest expense.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

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

Note 15 – Subsequent Events

Private Placement

On April 11, 2012, the Company entered into a securities purchase agreement, as amended by a Letter Agreement with an effective date of May 10, 2012 (the “Purchase Agreement”) with accredited investors (the “Investors”), including certain related parties, pursuant to which the Company issued and sold $39.5 million aggregate principal amount of convertible promissory notes (the “Notes”) and one share of the Company’s Series D-1 Preferred Stock, par value $0.001 per share (the “Series D-1 Preferred Share”), to the Investors in a private placement (the “Private Placement”).

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

Pursuant to the Purchase Agreement, the Company has agreed to call a meeting of the stockholders by August 15, 2012 to approve the Private Placement. If stockholder approval and the resulting conversion of the Notes do not occur by August 15, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date. The Notes are subordinated to the Company’s outstanding loans under the Term Loan Agreement and Revolving Credit Agreement; however, amounts due under the Notes cannot be repaid before amounts outstanding under the Term Loan Agreement and Revolving Credit Agreement, and the Company may not prepay such Notes prior to August 15, 2012 without the consent of the Term Lenders and the Revolving Credit Lender.

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

Series D-1 Preferred Stock

On April 11, 2012, the Company filed a certificate of designation (the “Certificate”) for the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred”) with the Secretary of State of the State of Delaware. The Series D-1 Preferred Share was issued and sold to Tennenbaum in exchange for cancellation of $100 dollars in outstanding principal under the Term Loan Agreement.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

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

The Series D-1 Preferred Share is redeemable for $100 (i) at the written election of the Holder, or (ii) at the election of the Company at any time after the earlier to occur of the following: (x) the Holder (together with its affiliates) beneficially owns in the aggregate less than three percent (3%) of the Fully Diluted Common Stock at any time following the stockholder approval of the Private Placement, if it occurs, or (y) a Liquidation Event.

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

Restructuring Plan

On April 18, 2012, the Company and its affiliates executed upon a restructuring plan and notified affected employees of a workforce reduction of approximately 120 full-time positions, or approximately 15% of the Company and its affiliates’ combined workforce. The notice periods for employees varied by country. Affected employees are eligible to receive severance payments totaling approximately $2 million to $3 million, in exchange for a customary release of claims against the Company or its affiliate in those countries where the severance amounts exceed what is required under applicable law. The Company is undertaking this workforce reduction to reduce its operating costs and focus its resources on a restructured business model.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

The Company expects to record a pre-tax charge of approximately $2.5 million to $4.0 million in the second quarter of 2012 related to the restructuring program. The estimate of cash expenditures that the Company expects to incur and the pre-tax charge related thereto in connection with the workforce reduction is subject to a number of assumptions, and actual results may differ. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2011, in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 16, 2012. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, statements of our future financial operating results, future expectations concerning cash and cash equivalents available to us, our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Wireless and wireline service providers use our products to transport, convert and manage data and voice traffic while enabling VoIP and other multimedia services. These service providers also utilize our underlying technology to provide innovative revenue-generating value-added services such as messaging, Short Message Service, voice mail and conferencing which are also increasingly becoming video-enabled. Enterprises rely on our innovative products to enable the integration of IP and wireless technologies and endpoints into existing communication networks, and to enable applications that serve businesses, including unified communication applications, contact center and Interactive Voice Response/Interactive Voice Video Response.

We sell our products to both enterprise and service provider customers and sell both directly and indirectly through distribution partners such as Technology Equipment Manufacturers, Value Added Resellers and other channel partners. Our customers build their enterprise communications solutions, their networks, or their value-added services on our products.

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

Term Loan Agreement

On March 22, 2012, Dialogic Corporation amended and restated its second amended and restated credit agreement dated as of October 1, 2010, or the Term Loan Agreement, with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP, as lenders, or, together, the Term Lenders. Tennenbaum Capital Partners. LLC, or Tennenbaum, a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 6.5% of our common stock as of December 31, 2011, which interest it originally acquired in Dialogic Corporation in 2006. During the years ended December 31, 2011 and December 31, 2010, a Managing Partner for Tennenbaum also served, and continues to serve, as a member of our Board of Directors. In connection with entering into the Term Loan Agreement, on March 22, 2012, the Company issued to the Term Lenders warrants to purchase 18 million shares of common stock with an exercise price of $1.00 per share.

Principal Amount and Maturity. At March 31, 2012, term loans in the principal amount, before debt discount, of $93.9 million, or the Term Loans, were outstanding under the Term Loan Agreement. The following describes certain provisions of the Term Loan Agreement as amended and restated on March 22, 2012. In addition to these provisions and the Term Loan Agreement, the Term Lenders have at their discretion the ability to provide additional loans to Dialogic Corporation up to $10 million on the same terms of the Term Loans. As of March 31, 2012, we have received $1.0 million under this provision. As of March 22, 2012, $3.0 million of interest on the Term Loans accrued through March 22, 2012 was added to the principal thereof.

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

Other Terms. We, Dialogic Corporation and our subsidiaries are subject to various affirmative and negative covenants under the Term Loan Agreement, including restrictions on incurring additional debt and contingent liabilities, granting liens, making investments and acquisitions, paying dividends or making other distributions in respect of its capital stock, selling assets and entering into mergers, consolidations and similar transactions, entering into transactions with affiliates and entering into sale and lease-back transactions. The Term Loan Agreement contains customary events of default, including a change in control without the Term Lenders consent and an Event of Default (as defined in the Agreement, and which constitutes an event of default under the Revolving Credit Agreement (as defined below)) which results in a cross-default under the Agreement.

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

Stockholder Loans

At March 31, 2012 and December 31, 2011, we had $5.0 million and $4.8 million, respectively, in long-term debt payable to certain of our stockholders, or, collectively, the Related Party Lenders, including our Chief Executive Officer and members of our Board of Directors, bearing interest at an annual rate of 20% compounded monthly in form of a PIK, and repayable six months from the maturity date of the Term Loan Agreement, which, under the third amended and restated Term Loan Agreement, would be in September 2015. During each of the three months ended March 31, 2012 and 2011, we recorded interest expense of $0.2 million related to these stockholder loans. There are no covenants or cross default provisions associated with these stockholder loans. The stockholder loans were exchanged for convertible notes on April 11, 2012.

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

As of March 31, 2012, the borrowing base under the Revolving Credit Agreement amounted to $14.3 million, Dialogic Corporation had borrowed $12.3 million, and the unused line of credit totaled $12.7 million, of which $2.0 million was available for additional borrowings.

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

The average interest rate for the three months ended March 31, 2012 and 2011 was 5.64% and 5.75%, respectively.

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

Other Terms. We, Dialogic Corporation, and our subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on its capital stock, entering into transactions with affiliates and making capital expenditures. The Revolving Credit Agreement contains customary events of default, including a change in control and an Event of Default (as defined in the Revolving Credit Agreement, and which constitutes an event of default under the Term Loan Agreement) which results in a cross-default under the Term Loan Agreement.

On April 11, 2012, Dialogic Corporation, the Company and certain of our subsidiaries entered into an Eighteenth Amendment to Revolving Credit Agreement, or the Eighteenth Amendment, with the Revolving Credit Lender. Pursuant to the Eighteenth Amendment, the Revolving Credit Agreement was amended to permit us to issue the Notes in the Private Placement, as described in greater detail below.

Recent Financing Activity

On April 11, 2012, we entered into a securities purchase agreement, as amended by a Letter Agreement dated May 1, 2012(the “Purchase Agreement”), with accredited investors, or the Investors, including certain related parties, pursuant to which we issued and sold $39.5 million aggregate principal amount of convertible promissory notes, or the Notes, and one share of our Series D-1 Preferred Stock, par value $0.001 per share, or the Series D-1 Preferred Share, to the Investors in a private placement, or the Private Placement.

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

Pursuant to the Purchase Agreement, we have agreed to call a meeting of the stockholders by August 15, 2012 to approve the Private Placement. If stockholder approval and the resulting conversion of the Notes do not occur by August 15, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date; however, amounts due under the Notes cannot be repaid before amounts under the Term Loan Agreement and Revolving Credit Agreement. The Notes are subordinated to our outstanding loans under the Term Loan Agreement and the Revolving Credit Agreement. We may not prepay such Notes prior to August 15, 2012 without the consent of the Term Lenders and Revolving Credit Lender.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. Certain reclassifications have been made to prior periods to conform to the current presentation.

As of March 31, 2012, our critical accounting policies and estimates, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, have not changed.

Results of Operations (amounts in 000’s)

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues (amounts in thousands)

	Three Months Ended March 31,
	2012		2011		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenues:
Products	$31,510	77%	$36,210	81%	$(4,700)	(13)%
Services	9,597	23	8,654	19	943	11

Total Revenues	$41,107	100%	$44,864	100%	$(3,757)	(8)%

Legacy vs. NextGen
Legacy	$14,684	36%	$18,188	41%	$(3,504)	(19)%
NextGen	26,423	64	26,676	59	(252)	(1)

Total Revenue	$41,107	100%	$44,864	100%	$(3,756)	(8)%

Revenues by geography:
Americas	$18,680	45%	$20,292	45%	$(1,612)	(8)%
Europe, Middle East and Africa	13,581	33	15,440	34	(1,859)	(12)
Asia Pacific	8,846	22	9,132	21	(286)	(3)

Total Revenues	$41,107	100%	$44,864	100%	$(3,757)	(8)%

Revenues

Total revenues of $41.1 million for the quarter ended March 31, 2012 decreased by 8% or $3.8 million from $44.9 million in the quarter ended March 31, 2011. Our product revenues were 77% of total revenues at $31.5 million in the three months ended March 31, 2012 as compared to 81% of total revenues, or $36.2 million in 2011, a decrease of 13% or $4.7 million. Our services revenues were 23% of total revenues at $9.6 million in the three months ended March 31, 2012 as compared to 19% of total revenues, or $8.7 million in the three months ended March 31, 2012, an increase of 11% or $0.9 million. The decrease in product revenue is generally attributable to an expected reduction of demand for TDM products as customers transition to IP based solutions as well as project timing and associated revenue recognition.

Product Revenue

Product revenues of $31.5 million for the quarter ended March 31, 2012 decreased by 13% or $4.7 million from $36.2 million in the quarter ended March 31, 2011. Our Legacy products were 47% of product revenues at $14.7 million in the three months ended March 31, 2012 as compared to 50% of product revenues, or $18.2 million in the three months ended March 31, 2011, representing a decrease of 19% or $3.5 million, due to the expected shift from TDM to IP based solutions. Our NextGen products were 53% of product revenues at $16.8 million in the three months ended March 31, 2012 as compared to 50% of product revenues, or $18.0 million in the three months ended March 31, 2011, representing a decrease of 7% or $1.2 million, primarily driven by an expected decrease in Static Trunking due to the expected shift from TDM to IP based solutions as well as timing of customer projects.

Service Revenue

Service revenues of $9.6 million for the quarter ended March 31, 2012 increased by 11% or $0.9 million from $8.6 million in the quarter ended March 31, 2011. The increase in service revenue was the result of growth in our installed base of customers.

Revenues by geography

The $3.8 million decrease in total revenues for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 is attributable to a decrease in revenue of $1.9 million the Europe, Middle East and Africa region, $1.6 million in the Americas and $0.3 million in the Asia Pacific region.

In the Americas, our Legacy revenues decreased by 14% or $1.3 million to $8.1 million in 2012 as compared to $9.3 million in the same period of the prior year due to the expected shift from TDM to IP based solutions. Our NextGen revenues decreased by 3% or $0.3 million, to $10.6 million in the first quarter of 2012 as compared to $10.9 million in the same period of the prior year, due to a decrease in our TDM based Static Trunking, which was partially offset by an increase in sales of Service Provider Infrastructure products.

Total revenues in the Europe, Middle East and Africa region decreased by $1.9 million to $13.6 million in the first quarter of 2012 from $15.4 million in the same period of the prior year. Our Legacy revenues decreased by 32% or $1.7 million to $3.5 million in 2012 as compared to $5.2 million in 2011 due to the expected shift from TDM to IP based solutions. Our NextGen revenues decreased by 2% or $0.2 million to $10.0 million in 2012 as compared to $10.2 million in 2011.

Total revenues in the Asia Pacific region decreased by $0.3 million to $8.8 million in the first quarter of 2012 from $9.1 million in the same period of the prior year. Our Legacy revenues decreased by 15% or $0.6 million to $3.1 million in 2012 as compared to $3.6 million in 2011 due to the expected shift from TDM to IP based solutions. Our NextGen revenues increased by 5% or $0.3 million to $5.8 million in 2012 as compared to $5.5 million in 2011 due to an increase in sales of Service Provider Infrastructure products.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2012		2011		Period-to-Period Change
	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$11,067	35%	$13,943	39%	$(2,876)	(21)%
Services	5,171	54	5,350	62	(179)	(3)

Total cost of revenues	$16,238	39%	$19,293	43%	$(3,055)	(16)%

Gross Profit:
Products	$20,443	65%	$22,267	61%	$(1,824)	(8)%
Services	4,426	46	3,304	38	1,122	34

Total gross profit	$24,869	61%	$25,571	57%	$(702)	(3)%

Cost of Revenue

Total cost of revenues of $16.2 million for the quarter ended March 31, 2012 decreased by 16% or $3.1 million from $19.3 million in the quarter ended March 31, 2011.

Cost of product revenues of $11.1 million for the quarter ended March 31, 2012 decreased by 21% or $2.9 million from $13.9 million in the quarter ended March 31, 2011. The decrease in the quarter ended March 31, 2012 compared to the same period of 2011 is primarily attributable to $2.0 million in lower outsourced product manufacturing costs due to a decline in product quantities ordered, and lower amortization expense by $0.5 million and other decreases totaling $0.4 million.

Cost of services revenues of $5.2 million for the quarter ended March 31, 2012 decreased by 3% or $0.2 million from $5.4 million in the quarter ended March 31, 2011. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $24.9 million for the quarter ended March 31, 2012 decreased by 3% or $0.7 million from $25.6 million in the quarter ended March 31, 2011, while our gross margin percentage increased by 4% from 57% for the quarter ended March 31, 2011 to 61% for the quarter ended March 31, 2012.

For the quarter ended March 31, 2012, product gross profit decreased by 8%, or $1.8 million, from $22.3 million for the quarter ended March 31, 2011 to $20.4 million for the quarter ended March 31, 2012, while the gross margin percentage of our product revenues increased by 4% from 61% for the quarter ended March 31, 2011 to 65% for the quarter ended March 31, 2012. The decrease in gross profit on product revenues is primarily a result of an overall decline in product revenues, while the increase in the gross margin percentage of our product revenue is primarily attributable to the effect of reduced fixed operation and support overheads and lower variable operation expenses.

For the quarter ended March 31, 2012, gross profit on service revenue increased by 34%, or $1.1 million from $3.3 million for the quarter ended March 31, 2011 to $4.4 million for the quarter ended March 31, 2012, while the gross margin percentage of our service revenue increased by 8% from 38% for the quarter ended March 31, 2011 to 46% for the quarter ended March 31, 2012 due to improved efficiencies gained from our continuing integration efforts.

Operating Expenses

	Three Months Ended March 31,
	2012		2011		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$12,823	31%	$14,790	33%	$(1,967)	(13)%
Sales and marketing	11,611	28	14,879	33	(3,268)	(22)
General and administrative	7,585	18	8,970	20	(1,385)	(15)
Restructuring charges	57	0	3,985	9	(3,928)	(99)

Total operating expenses	$32,076	78%	$42,624	95%	$(10,548)	(25)%

Research and Development Expenses

Research and development expenses of $12.8 million, or 31% of total revenue, for the quarter ended March 31, 2012 decreased by 13% or $2.0 million from $14.8 million, or 33% of total revenue, in the quarter ended March 31, 2011. The decrease was primarily the result of a $2.0 million decrease in salaries and benefits associated with a decrease in departmental headcount as the result of our continued integration and restructuring efforts.

We expect that research and development expenses on an absolute basis and as a percentage of total revenue will continue to decrease in 2012 as we continue to integrate our research and development operations.

Sales and Marketing

Sales and marketing expenses of $11.6 million, or 28% of total revenue, for the quarter ended March 31, 2012 decreased by 22% or $3.3 million from $14.9 million, or 33% of total revenue, in the quarter ended March 31, 2011. Included within sales and marketing expenses is a decrease in salaries and related employee benefits of $1.1 million, sales commissions of $0.6 million, travel and entertainment of $0.3 million, marketing expense of $0.3 million, depreciation and amortization of $0.5 million and other expenses of $0.4 million.

We expect that sales and marketing expenses, on an absolute basis and as a percentage of total revenue will continue to decrease in 2012 as we continue to integrate our sales and marketing operations during the year.

General and Administrative

General and administrative expenses of $7.6 million, or 18% of total revenue, for the quarter ended March 31, 2012 decreased by 15% or $1.4 million from $9.0 million, or 20% of total revenue, in the quarter ended March 31, 2011. The decrease is primarily attributable to decreased expenses for salaries and related employee benefits of $0.7 million, legal and audit expenses of $0.1 million, depreciation and amortization of $0.3 million and other costs of $0.3 million.

We expect that general and administrative expenses, on an absolute dollar basis and as a percentage of total revenue, will decrease in 2012 as we continue to integrate our general and administrative operations during the year and gain efficiencies in lower overhead and employee costs.

Restructuring Charges

For the quarter ended March 31, 2012, we recorded a restructuring charge of $0.1 million compared to $4.0 million for the same period of the prior year. The restructuring charges for the quarter ended March 31, 2012 relate to employee termination costs for severance and benefit amounts and the restructuring charges in the preceding period relate to $0.5 million of severance and related benefits for terminated employees and $3.5 million of future lease payments and other costs associated with vacated space in our Parsippany, NJ facility.

As part of our continuing effort to improve operating efficiency, in April 2012, we announced our intention to close two of our facilities engaged in research and development activities located in Getzville, New York and Renningen, Germany and to terminate 120 employees. In connection with this action, we expect to incur between approximately $2.0 million and $3.0 million in termination benefits and $0.7 million to $1.0 million in facilities costs during the second quarter of fiscal 2012.

At March 31, 2012, we have an accrued liability in the amount of $3.0 million related to the restructuring activities, of which $0.7 million is included in our current liabilities and $2.3 million is recorded as a long-term liability related to the consolidation of the leased space in our Parsippany, NJ office which we expect to pay over the remaining lease term ending at December 2015.

Interest and Other Expense, net

Interest and other expense, net was $83 thousand and $24 thousand during the three months ended March 31, 2012 and 2011, respectively.

Interest Expense

Interest expense increased by $0.5 million or 15%, from $3.6 million in the quarter ended March 31, 2011 to $4.1 million in the quarter ended March 31, 2012. The increase in 2012 is primarily attributable to higher interest rates in 2012 on our term loan. The average interest rate was 14.5% on the Term Loan Agreement and 5.6% on the Revolving Credit Agreement in 2012 compared to 13.0% on the Term Loan Agreement and 5.8% on the Revolving Credit Agreement in 2011.

Change in Fair Value of Warrants

The change in fair value of warrants was $2.9 million in the three months ended March 31, 2012. There was no such expense in the prior year period.

Foreign Exchange Losses, net

Foreign exchange loss was $0.1 million in each of the quarters ended March 31, 2011 and 2010.

Income Tax Provision

We recorded an income tax expense of $0.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively. The tax expense for the three months ended March 31, 2012 and 2011 is primarily due to the current tax expense in our profitable foreign entities with no corresponding tax attributes. There was no deferred provision recorded for either quarter.

Financial Position

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $5.1 million, compared to $10.4 million of cash and cash equivalents as of December 31, 2011. Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement and the Term Loan Agreement. As of March 31, 2012, we had borrowed $12.3 million under our Revolving Credit Agreement. Under the Revolving Credit Agreement, the unused line of credit totaled $12.7 million, of which $2.0 million was available to us. We decreased borrowings by $0.2 million under the Revolving Credit Agreement and used net cash in operating activities of $4.6 million. As of March 31, 2012, total liquidity including cash and availability under the Revolving Credit Agreement was $7.1 million as compared to $12.7 million on December 31, 2011. At March 31, 2012, exclusive of debt discount, we had total debt of $99.0 million under the Term Loan Agreement and Shareholder Loans, of which $94.0 million matures in March 2015 and $5.0 million is due in September 2015.

We budget capital expenditures on an annual basis. For 2012, we budgeted capital expenditures for property and equipment of $3.5 million, of which $0.6 million was used in the three months ended March 31, 2011.

In the three months ended March 31, 2012, we paid $3.8 million to service the interest payments on the Term Loan and Revolving Credit Agreements.

We monitor and manage liquidity by preparing and updating annual budgets as well as monitor compliance with terms of our financing agreements.

We believe that we will continue as a going concern. For the three months ended March 31, 2012, we incurred a net loss of $14.8 million and used cash in operating activities of $4.6 million. As of March 31, 2012, our cash and cash equivalents was $5.1 million, our current bank indebtedness was $12.3 million and our debt with related parties, excluding debt discount, was $99.0 million. If we should default on any of the covenants contained in the Term Loan and Revolving Credit Agreements, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the revolving credit lender and related party term loan lenders accelerate the maturity dates and we would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. This could harm us by:

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

In order for us to meet the debt repayment requirements, we will need to raise additional capital by refinancing our debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what we currently operate under. Any equity financing transaction could result in additional dilution to our existing stockholders.

If future defaults occur under the Term Loan Agreement or under our Revolving Credit Agreement or the Notes become due and payable, then the we do not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to seek alternative sources of financing. There can be no assurances that alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the our obligations under the Revolving Credit Agreement or Term Loan Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Loan Lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or our affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender followed by any unsecured creditors such as the convertible promissory notes, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

In order for us to meet the debt repayment requirements under the Term Loan Agreement and Revolving Credit Agreement, we will need to raise additional capital by refinancing our debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what we currently operate under. Any equity financing transaction could result in additional dilution to our existing stockholders.

Based on our current plans and business conditions, we believe that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements during the next twelve months.

Operating Activities

Net cash used in operating activities of $4.6 million in the three months ended March 31, 2012 was primarily attributable to our net loss of $14.8 million, partially offset by adjustments for non-cash items aggregating to $6.7 million for items such as depreciation, amortization, fair value adjustments to warrants, stock-based compensation and PIK interest expense on long-term debt. Our operating assets decreased $0.3 million and our operating liabilities increased $2.4 million. The increase in our operating liabilities is primarily attributable to increases in accounts payable and accrued liabilities and deferred revenue which were partly offset by decreases in interest payable and income taxes payable.

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

Investing Activities

Net cash used in investing activities of $0.8 million in the quarter ended March 31, 2012 consisted primarily of purchases of property and equipment and other assets.

Net cash used by investing activities of $1.8 million in the quarter ended March 31, 2011 consisted primarily of an increase of $1.0 million for restricted cash and $0.7 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $0.1 million for the quarter ended March 31, 2012 included $1.0 million in proceeds from long-term debt which was partly offset by net repayments to our Revolving Credit Agreement facility of $0.2 million and debt issuance costs of $0.7 million.

Net cash provided by financing activities of $0.3 million in the quarter ended March 31, 2011 included $0.2 million in proceeds from our Revolving Credit Agreement facility and $0.1 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

See Note 2(w) in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 for a full description of the recent accounting pronouncements including the date of adoption and effect on results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that, because we have identified a material weakness with respect to our internal controls over financial reporting as of December 31, 2011, our disclosure controls and procedures were not effective as of March 31, 2012, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During our most recent fiscal quarter, the Company has not made any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012.

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

We have experienced significant losses in the past and never sustained profits. For the three months ended March 31, 2012 and for the years ended December 31, 2011, 2010 and 2009, we recorded net losses of approximately $14.8 million, $54.8 million, $46.7 million and $37.6 million, respectively. As of March 31, 2012, we had $111.4 million in total debt outstanding. If we fail to comply with the covenants under such agreements, the maturity date of our outstanding indebtedness may be accelerated. In addition, under the terms of the Notes, if stockholder approval and the resulting conversion of the Notes do not occur by August 15, 2012, the outstanding principal amount and all accrued and unpaid interest under the Notes shall become due and payable on such date; provided that amounts due under the Notes cannot be repaid prior to amounts outstanding under the Term Loan Agreement and Revolving Credit Agreement.

While we believe that our current cash resources, together with anticipated product and services revenues, will be sufficient to fund our operations, including interest payments, in 2012, they may not be sufficient to fund both our operations and repayment of principal on our outstanding indebtedness in 2013 or beyond. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the Revolving Credit Lender or the Term Lenders accelerate the maturity date of outstanding debt or if the Notes become due and payable, and we would be forced to seek alternative sources of financing. In light of these circumstances, we may need to seek additional capital through public or private debt or equity financings or development financings.

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

Currently, we derive a significant portion of our product revenue from TDM media processing boards. These products connect to and interact with an enterprise or service provider-based circuit switched network and support some or all of a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem, speech integration, and monitoring. This business has been declining as networks increasingly deploy IP-based technology. This technology migration resulted in a decrease in sales of our TDM products over the last several years. If we are unable to develop substantial revenue from our newer IP-based product lines, our business and results of operations will suffer. Although we have developed a migration path to IP -based products, the TDM products remain a sizable portion of our revenue. If our migration path to IP products is unsuccessful, we may not be able to mitigate the revenue loss due to the decrease in sales of our TDM products. Moreover, decisions made with regard to product maintenance and discontinuations may result in less revenue from our TDM products.

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

* If we fail to maintain compliance with the continued listing requirements of The NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On March 5, 2012, we also announced that we had received a letter, dated February 28, 2012, from the Staff notifying us that, for the last 30 consecutive business days, the market value of our publicly held shares had been below the minimum $15.0 million requirement for continued listing on The NASDAQ Global Market pursuant to the Market Value Rule. In accordance with the NASDAQ Listing Standards, we were given 180 calendar days, or until August 27, 2012, to regain compliance with the Market Value Rule. To regain compliance, the market value of our publicly held shares must close at $15.0 million or more for a minimum of 10 consecutive business days. On May 7, 2012, we received a letter from the Staff indicating that the Staff had determined that, for a minimum of the last 10 consecutive business days, from April 20, 2012 to May 4, 2012, the market value of our publicly held shares has been $15.0 million or greater and that this matter is now closed.

If we do not regain compliance with the Bid Price Rule by August 27, 2012, and are not eligible for an additional compliance period at that time, the Staff will provide us a written notification that our common stock is subject to delisting. At that time, we may either apply for listing on The NASDAQ Capital Market, provided we meet the initial inclusion and continued listing requirements of that market, or appeal the Staff’s delisting determination to a Hearings Panel, or the Panel. We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

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

*The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock.

Our common stock traded as high as $5.25 and as low as $0.61 per share during the twelve months ended March 31, 2012. Some of the factors leading to this volatility include:

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

For the three months ended March 31, 2012 and for the year ended December 31, 2011, we used cash of $4.6 million and $10.5 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2011. In doing so we reduced head count by 60 and 59 individuals during the years ended December 31, 2011 and 2010, respectively, and reduced our number of subcontractors from five down to two. We successfully reduced quarterly operating costs from $38.6 million to $32.0 million (excluding restructuring charges) per quarter between the first quarter of 2011 and the first quarter of 2012. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

We have no internal hardware manufacturing capabilities and depend exclusively upon contract manufacturers to manufacture our hardware products. Our failure to successfully manage our relationships with our contract manufacturers would impair our ability to deliver our products in a manner consistent with required volumes or delivery schedules, which would likely cause us to fail to meet the demands of our customers and damage our customer relationships. We reduced our number of contract manufacturers from five down to two in 2011.

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

Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2011. Based on this evaluation, management concluded that the material weakness identified in connection with its evaluation of our internal controls as of December 31, 2010 had not yet been remediated. The material weakness identified as of December 31, 2010 related to a lack of sufficient accounting and finance personnel with technical accounting expertise to apply accounting requirements to non-routine and complex transactions and to perform in-depth analysis and review of accounting matters within the timeframes set by management for finalizing financial statements. While management did hire several new accounting and finance personnel during 2011 and did establish certain new processes and controls as more fully described below, as a result of the timing of when these controls were put in place in the fourth quarter of 2011, management determined that these controls were not in place for a sufficient period of time to conclude that they were operating effectively. Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

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

•

Implementing appropriate internal control processes and procedures: We have steadily made improvements in our internal control processes during 2011, with more significant actions taken in the fourth quarter of 2011. Such process improvements have included, but are not limited to, the planning and ongoing implementation of a centralized electronic database of key contracts, accounting records and related documentation, increased uniformity and consistency with respect to customer contracts and related documentation, and increased level of management review of key processes, particularly the revenue cycle and sales process. In addition, we have implemented more detailed management reviews of period-end account reconciliations and analyses in the areas of accruals, inventory, revenue and related reserves, accounts receivable and stock-based compensation. During the fourth quarter, we also established a more timely and efficient financial close schedule and integrated two instances of our Oracle ERP system into one, which we expect will enhance our reporting capabilities in 2012.

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

Further, management has engaged an outside consultant to further review the design effectiveness of our internal controls and perform sufficient testing to determine the operating effectiveness of internal control over financial reporting for the year ending December 31, 2012.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and NASDAQ Listing Standards. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2011, we have identified a material weakness in our Internal Controls. This material weakness has not been cured as of March 31, 2012. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

For the fiscal quarters ended March 31, 2012 and 2011, revenues from outside of the Americas were approximately $22.4 million and $24.6 million, respectively, or 55% and 55% of our total revenues, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Current accounting standards require that goodwill be evaluated for impairment at least annually and that long-lived assets such as intangible assets be evaluated periodically if there are any triggering events. We have $31.1 million of intangible assets, net and $31.2 million of goodwill as of March 31, 2012, that have originated from Dialogic Corporation’s acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008 and the transaction between us and Dialogic Corporation in 2010. While we have not had any impairment losses for our intangible assets and goodwill, any future impairment of our intangible assets or goodwill would have a negative impact on our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.6	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

3.7	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	3/31/2011

4.4	Amended and Restated Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012

10.1	Letter dated March 10, 2011 from the Term Lenders to the Registrant.	10-K	001-33391	10.56	3/31/2011

10.2	Letter, dated January 5, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	1/5/2012

10.3	Amendment No. 2 to Forebearance Agreement, dated as of January 5, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	1/5/2012

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.4	Letter, dated February 2, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	2/6/2012

10.5	Amendment No. 3 to Forbearance Agreement, dated as of February 6, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	2/6/2012

10.6	Letter, dated March 1, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	3/5/2012

10.7	Amendment No. 4 to Forbearance Agreement, dated as of March 5, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	3/5/2012

10.8	Third Amended and Restated Credit Agreement, dated March 22, 2012, by and among Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, Tennenbaum Opportunities Partners V, LP and Dialogic Corporation, a British Columbia corporation.					X

10.9	Waiver and Seventeenth Amendment to Credit Agreement, dated March 22, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.					X

10.10	Subscription Agreement, dated March 22, 2012.					X

10.11	Form of Dialogic Inc. Warrant issued March 22, 2012.					X

10.12	Form of Voting Agreement entered into March 22, 2012.					X

10.13	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	001-33391	10.1	4/13/2012

10.14	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	001-33391	10.2	4/13/2012

10.15	First Amendment to Third Amended and Restated Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.3	4/13/2012

10.16	Eighteenth Amendment to Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	001-33391	10.4	4/13/2012

10.17	Form of Indemnity Agreement for directors and officers.	8-K	001-33391	10.5	4/13/2012

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.18	Form of Letter Agreement dated May 1, 2012.	8-K	001-33391	10.1	5/11/2012

10.19	Form of First Amendment to Voting Agreement dated May 1, 2012.	8-K	001-33391	10.2	5/11/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: May 15, 2012	By:	/s/ John Hanson
Name: John Hanson
Title: Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.6	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

3.7	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	3/31/2011

4.4	Amended and Restated Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012

10.1	Letter dated March 10, 2011 from the Term Lenders to the Registrant.	10-K	001-33391	10.56	3/31/2011

10.2	Letter, dated January 5, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	1/5/2012

10.3	Amendment No. 2 to Forebearance Agreement, dated as of January 5, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	1/5/2012

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.4	Letter, dated February 2, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	2/6/2012

10.5	Amendment No. 3 to Forbearance Agreement, dated as of February 6, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	2/6/2012

10.6	Letter, dated March 1, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	3/5/2012

10.7	Amendment No. 4 to Forbearance Agreement, dated as of March 5, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	3/5/2012

10.8	Third Amended and Restated Credit Agreement, dated March 22, 2012, by and among Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, Tennenbaum Opportunities Partners V, LP and Dialogic Corporation, a British Columbia corporation.					X

10.9	Waiver and Seventeenth Amendment to Credit Agreement, dated March 22, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.					X

10.10	Subscription Agreement, dated March 22, 2012.					X

10.11	Form of Dialogic Inc. Warrant issued March 22, 2012.					X

10.12	Form of Voting Agreement entered into March 22, 2012.					X

10.13	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	001-33391	10.1	4/13/2012

10.14	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	001-33391	10.2	4/13/2012

10.15	First Amendment to Third Amended and Restated Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.3	4/13/2012

10.16	Eighteenth Amendment to Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	001-33391	10.4	4/13/2012

10.17	Form of Indemnity Agreement for directors and officers.	8-K	001-33391	10.5	4/13/2012

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.18	Form of Letter Agreement dated May 1, 2012.	8-K	001-33391	10.1	5/11/2012

10.19	Form of First Amendment to Voting Agreement dated May 1, 2012.	8-K	001-33391	10.2	5/11/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.