Form 10-Q
period 2012-06-30
Dialogic Inc.
filed 2012-08-13
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 31,873,812 shares of the registrant’s common stock were outstanding.

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

DIALOGIC INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,044	$10,353
Restricted cash	1,000	1,497
Accounts receivable, net of allowance of $3,597 and $3,622, respectively	44,810	47,460
Inventory	12,345	20,127
Other current assets	9,307	9,157

Total current assets	72,506	88,594
Property and equipment, net	6,955	7,947
Intangible assets, net	28,262	33,267
Goodwill	31,223	31,223
Other assets	1,822	2,311

Total assets	$140,768	$163,342

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$24,745	$21,569
Accrued liabilities	22,773	22,449
Deferred revenue, current portion	18,287	14,872
Bank indebtedness	10,603	12,509
Income taxes payable	1,196	1,665
Interest payable, related parties	952	3,452

Total current liabilities	78,556	76,516
Long-term debt, related parties, net of discount	95,818	94,675
Warrants	6,667	—
Other long-term liabilities	6,960	7,587

Total liabilities	188,001	178,778

Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized - 200,000,000 shares; Issued and outstanding 31,855,872 and 31,476,152 shares, respectively	32	31
Additional paid-in capital	223,312	222,062
Accumulated other comprehensive loss	(22,438)	(22,206)
Accumulated deficit	(248,139)	(215,323)

Total stockholders' deficit	(47,233)	(15,436)

Total liabilities and stockholders' deficit	$140,768	$163,342

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Products	$28,599	$45,614	$60,109	$81,824
Services	9,960	10,173	19,557	18,827

Total revenue	38,559	55,787	79,666	100,651

Cost of revenue:
Products	15,901	17,594	26,968	31,537
Services	4,978	5,507	10,149	10,857

Total cost of revenue	20,879	23,101	37,117	42,394

Gross profit	17,680	32,686	42,549	58,257

Operating expenses:
Research and development, net	11,370	13,932	24,193	28,722
Sales and marketing	11,063	14,286	22,674	29,165
General and administrative	8,806	9,192	16,391	18,162
Restructuring charges	4,246	761	4,303	4,746

Total operating expenses	35,485	38,171	67,561	80,795

Loss from operations	(17,805)	(5,485)	(25,012)	(22,538)

Other income (expense):
Interest and other income (expense), net	(66)	24	(149)	—
Interest expense	(2,943)	(4,964)	(7,043)	(8,532)
Change in fair value of warrants	3,338	—	405	—
Foreign exchange loss, net	(667)	(201)	(769)	(333)

Total other expense, net	(338)	(5,141)	(7,556)	(8,865)

Loss before (benefit) provision for income taxes	(18,143)	(10,626)	(32,568)	(31,403)
Income tax (benefit) provision	(112)	643	248	1,145

Net loss	$(18,031)	$(11,269)	$(32,816)	$(32,548)

Net loss per share—basic and diluted	$(0.57)	$(0.36)	$(1.04)	$(1.04)
Weighted average shares of common stock used in calculation of net loss per share - basic and diluted	31,685	31,283	31,591	31,251

Other comprehensive (loss) income:
Foreign exchange translation adjustment	(183)	94	(232)	125

Total comprehensive loss	$(18,214)	$(11,175)	$(33,048)	$(32,423)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(32,816)	$(32,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,915	9,398
Stock-based compensation	1,251	1,568
Amortization of debt issuance costs and debt discount	897	1,407
Fair value adjustment to warrants	(405)	—
Loss on disposal of fixed assets	322	—
Payment-in-kind interest expense on long-term debt	1,313	407
Deferred taxes	(20)	—
Bad debt expense, net	126	239
Other non-cash charges	85	60
Net changes in operating assets and liabilities:
Accounts receivable	1,785	12,801
Inventories	7,217	3,219
Other current assets	87	4,725
Accounts payable and accrued liabilities	4,691	(7,524)
Deferred revenue	3,167	(2,275)
Income taxes payable	(417)	555
Interest payable, related parties	503	451
Other long-term liabilities	(293)	—

Net cash used in operating activities	(5,592)	(7,517)

Cash flows from investing activities:
Restricted cash	497	(959)
Purchases of property and equipment	(777)	(1,364)
Purchases of intangible assets	(73)	(76)
Other assets	—	(188)

Net cash used in investing activities	(353)	(2,587)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	116
Debt issuance costs	(1,511)	—
Proceeds from (payments on) bank indebtedness, net	(1,906)	—
Proceeds from long-term debt	4,000	127

Net cash provided by financing activities	583	243

Effect of exchange rate changes on cash and cash equivalents	53	44

Net decrease in cash and cash equivalents	(5,309)	(9,817)
Cash and cash equivalents at beginning of period	10,353	24,559

Cash and cash equivalents at end of period	$5,044	$14,742

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$3,984	$6,250

Income taxes	$247	$815

Non-cash transactions:
Fair value adjustments to goodwill	$—	$391

Prepayment premium on term loan conversion paid in convertible notes	$1,500	$—

Accrued interest converted to long-term debt	$2,958	$—

Issuance of warrants in connection with debt refinancing	$7,072	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 1 – The Company

Dialogic Inc. (“Dialogic” or the “Company”) is a leading provider of telecommunications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the telecommunication medium or network. The Company specializes in providing products and solutions that enhance the mobile telecommunications experience.

Wireless and wireline service providers use the Company’s products to transport, convert and manage data and voice traffic while enabling VoIP and other multimedia services. These service providers also utilize the Company’s underlying technology to provide innovative revenue-generating value-added services such as messaging, Short Message Service, voice mail and conferencing. These services are also increasingly becoming video-enabled. Enterprises rely on the Company’s innovative products to enable the integration of IP and wireless technologies and endpoints into existing telecommunication networks, and to enable applications that serve businesses, including unified telecommunication applications, contact center and Interactive Voice Response/ Interactive Voice Video Response.

The Company sells its products to both enterprise and service provider customers, both directly and indirectly through distribution partners such as Technology Equipment Manufacturers, Value Added Resellers and other channel partners. The Company’s customers build their enterprise telecommunications solutions, networks, or value-added services on its products.

The Company was incorporated in Delaware on October 18, 2001 as Softswitch Enterprises, Inc., and subsequently changed its name to NexVerse Networks, Inc. in 2001, Veraz Networks, Inc. in 2002 and Dialogic Inc. in 2010.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dialogic and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and June 30, 2011 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2011 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the annual financial statements and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2012, results of operations for the three and six months ended June 30, 2012 and June 30, 2011, and cash flows for the six months ended June 30, 2012 and June 30, 2011. Certain reclassifications have been made to prior periods to conform to the current period presentation.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 3 – Summary of Significant Accounting Policies

As of June 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed except for the following:

(a) Risks and Uncertainties

As discussed further in Note 8, on March 22, 2012, the Company amended the second amended and restated credit agreement dated October 1, 2010 (the “Term Loan Agreement”) with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”), which extended the maturity date to March 31, 2015, reduced the stated interest rate to 10% from 15% and revised the financial covenants. Also discussed in more detail in Note 8, on April 11, 2012 $33.0 million of outstanding debt (face value) under the Term Loan Agreement and $5.0 million of outstanding stockholder loans (the “Stockholder Loans”) were cancelled in exchange for convertible promissory notes (the “Notes”), which Notes were converted into common stock on August 8, 2012. These actions were determined to be a troubled debt restructuring and were taken to improve the Company’s liquidity, leverage and future operating cash flow. The Company also took certain restructuring actions during the three months ended June 30, 2012 (see Note 9 for further discussion), designed to improve the Company’s future operating performance.

As discussed further in Note 8, the Company is required to meet certain financial covenants under the Term Loan Agreement, including minimum EBITDA (as adjusted), minimum liquidity, minimum interest coverage ratio and maximum consolidated total leverage ratio, each beginning in the quarter ending March 31, 2013. Specifically, the EBITDA (as adjusted) covenant requires $15.0 million of EBITDA (as adjusted) for the four quarters ending March 31, 2013. In the event that forecasts of EBITDA (as adjusted) are reduced from anticipated levels, the covenants may not be met and the Company would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

If future covenant or other defaults occur under the Term Loan Agreement or under the Revolving Credit Agreement (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC (the “Revolving Credit Lender”) , or the convertible promissory notes become due and payable, the Company does not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the Company’s obligations under the Revolving Credit Agreement or Term Loan Agreement and the Company’s failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Loan Lenders could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, the Company could seek to reorganize its business or the Company or a trustee appointed by the court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If the Company needed to liquidate its assets, the Company might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors such as the convertible promissory notes, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

In order for the Company to meet the debt repayment requirements under the Term Loan Agreement and the Revolving Credit Agreement, the Company will need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders.

Based on the Company’s current plans and business conditions, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through 2012.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the useful lives of long-lived assets, the allowance for doubtful accounts, the reserves for sales returns and allowances, inventory obsolescence and warranty obligation, the valuation of deferred tax assets, stock-based compensation, income tax uncertainties, impairment testing of goodwill and intangible assets, estimating the fair value of assets acquired and liabilities assumed at date of acquisition for businesses acquired and the estimation of the fair value of warrants. The classification of the Company’s warrants as a liability requires the Company to estimate the fair value of these financial instruments at the end of each accounting period through the use of the Black-Scholes pricing model.

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

(c) Concentrations and Credit risk

As of June 30, 2012 and December 31, 2011, accounts receivable aggregating approximately $9.2 million and $10.9 million, respectively, were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.20% of consolidated revenues.

No customer accounted for more than 10% of revenue for the three and six months ended June 30, 2012 and June 30, 2011. One customer accounted for 10% and 12% of accounts receivable as of June 30, 2012 and December 31, 2011, respectively.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 4 – Goodwill and Intangible Assets

Goodwill at June 30, 2012 and December 31, 2011 was $31.2 million. The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist.

During the three months ended June 30, 2012, the Company recorded additional amortization expense of $0.5 million for a change in useful lives of technology assets, which was recorded as a component of cost of product revenue in the accompanying unaudited condensed consolidated statements of operations. The Company wrote-off the gross intangible asset in the amount of $2.3 million and accumulated amortization in the amount of $2.3 million. There were no changes to the useful lives of the remaining intangible asset categories. As of June 30, 2012, no new indicators of impairment were identified.

The following sets forth a summary of intangible assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(43,538)	12,411
Customer relationships	38,312	(32,676)	5,636
Software licenses	3,489	(3,481)	8
Other	1,317	(1,110)	207

Total intangible assets	$109,067	$(80,805)	$28,262

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	58,239	(42,529)	15,710
Customer relationships	38,312	(30,994)	7,318
Software licenses	3,489	(3,475)	14
Other	1,244	(1,019)	225

Total intangible assets	$111,284	$(78,017)	$33,267

Amortization expense was $2.8 million and $3.5 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Amortization expense was $5.1 million and $6.9 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 5 – Fair Value Measurement

Assets and liabilities are measured and recorded at fair value on a recurring basis for cash, cash equivalents and warrants, as presented in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

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

The Company measures its warrants at fair value on a recurring basis and has determined that these financial assets should be classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of June 30, 2012 using the Black-Scholes method of valuation using the following assumptions:

Expected Term	4.75 years
Volatility	90.00%
Dividend Yield	0%
Risk-Free Interest Rate	0.71%

	Fair Value at Reporting Date Using
	June 30, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Liabilities:
Warrants	$6,667	$—	$6,667	$—

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities and interest payable approximate fair value because of their generally short maturities. For cash equivalents the fair values are based on quoted market prices. The fair value of the revolving credit facility approximates the carrying amount since interest is based on market based variable rates and because of their short-term maturities.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 6 – Balance Sheet Components

The following tables set forth details of selected balance sheet items as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Inventory:
Raw material and components	$5,430	$8,941
Work in process	3,317	6,799
Finished products	3,598	4,387

Total inventory	$12,345	$20,127

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components, work in process and finished products. During the three months ended June 30, 2012, the Company recorded a charge of $4.8 million for the write-down of excess and obsolete inventory and capitalized overhead, which was recorded as a component of cost of product revenue in the accompanying unaudited condensed consolidated statements of operations.

	June 30, 2012	December 31, 2011
Property and equipment, net:
Computer equipment and software	$40,556	$41,668
Furniture and fixtures	3,664	3,811
Machinery and equipment	11,979	12,433
Leasehold improvements	4,354	4,709

	60,553	62,621
Accmulated depreciation	(53,598)	(54,674)

Total property and equipment, net	$6,955	$7,947

Depreciation expense on property and equipment was $0.8 million and $1.2 million for the three months and $1.8 million and $2.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

	June 30, 2012	December 31, 2011
Accrued liabilities:
Accrued compensation and benefits	$9,382	$9,554
Accrued restructing expenses	3,854	1,828
Accrued royalty expenses	970	954
Accrued external sales agent commissions	852	1,230
Deferred rent	233	609
Other accrued expenses	7,482	8,274

Total accrued liabilities	$22,773	$22,449

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 7 – Bank Indebtedness

The Company has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. On March 22, 2012, the Company entered into a Consent and Seventeenth Amendment (“Seventeenth Amendment”) to the Revolving Credit Agreement. Under the Seventeenth Amendment, the Revolving Credit Lender waived the events of default existing under the Revolving Credit Agreement as of March 22, 2012 and agreed to certain amendments to the Revolving Credit Agreement.

Specifically, pursuant to the Seventeenth Amendment, the Revolving Credit Agreement maturity date was amended and extended to the earlier of (i) March 31, 2015 and (ii) expiration of the Term Loan Agreement. The Company’s debt under the Revolving Credit Agreement may not exceed the lesser of (i) $25.0 million, which is referred to as the “maximum revolver amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to the Company and certain guarantors of the Revolving Credit Agreement, which is referred to as the “borrowing base.”

As of June 30, 2012, the borrowing base under the Revolving Credit Agreement amounted to $14.3 million, the Company borrowed $10.6 million, and the unused line of credit totaled $14.4 million, of which $3.7 million was available for additional borrowings.

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

Average interest rates for the three months ended June 30, 2012 and June 30, 2011 were 4.75% and 5.75%, respectively. Average interest rates for the six months ended June 30, 2012 and June 30, 2011 were 5.20% and 5.75%, respectively.

Guarantors. The revolving credit loans are guaranteed by the Company, Dialogic (US) Inc., Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. (collectively the “Revolving Credit Guarantors”).

Security. The revolving credit loans are secured by a pledge of the assets of the Company and the Revolving Credit Guarantors consisting of accounts receivable and inventory and related property. The security interest of the Revolving Credit Lender is prior to the security interest of the Term Lenders, as defined below, in these assets, subject to the terms and conditions of an intercreditor agreement.

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. If the average amount of availability under the Revolving Credit Agreement plus unencumbered cash of the Company and the Revolving Credit Guarantors for the 30-day period preceding the applicable testing date is less than $2.5 million then the Company must

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

maintain a Minimum EBITDA of at least $1.0 million for the three month period ending on June 30, 2012; $4.0 million for the six month period ending on September 30, 2012 and $7.5 million for the nine month period ending December 31, 2012. As of June 30, 2012, the Company exceeded the minimum liquidity requirement of $2.5 million; and therefore was not required to maintain a Minimum EBITDA for the three months ended June 30, 2012.

The Company must also maintain Minimum EBITDA of $15.0 million for the twelve month period ending on March 31, 2013; $16.9 million for the twelve month period ending on June 30, 2013; $17.1 million for each of the twelve month periods ending on September 30, 2013 and December 31, 2013; $18.1 million for the twelve month period ending on March 31, 2014; $19.4 million for the twelve month period ending on June 30, 2014; $20.9 million for the twelve month period ending on September 30, 2014; $22.6 million for the twelve month period ending on December 31, 2014; and $24.7 million for the twelve month period ending on March 31, 2015 and the last date of each twelve month period thereafter.

Other Terms. The Company and their subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on its capital stock, entering into transactions with affiliates and making capital expenditures. The Revolving Credit Agreement contains customary events of default, including a change in control of the Company and an Event of Default (as defined in the Revolving Credit Agreement, and which constitutes an event of default under the Term Loan Agreement), which results in a cross-default under the Term Loan Agreement.

On April 11, 2012, the Company and certain of its subsidiaries entered into an Eighteenth Amendment to Revolving Credit Agreement (the “Eighteenth Amendment”), with the Revolving Credit Lender. Pursuant to the Eighteenth Amendment, the Revolving Credit Agreement was amended to permit the Company to issue the Notes in the Private Placement, as described in greater detail in Note 8 below.

Note 8 –Debt and Related Party Transactions

Term Loan Agreement

On March 22, 2012, the Company entered into a third amended and restated Term Loan Agreement with the Term Lenders (the “Third Amendment”), which among other things lowered stated interest rate to 10% from 15%, extended the maturity date to March 31, 2015 and established new covenants. Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 19.99% of the Company’s common stock as of June 30, 2012. A Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors. In connection with entering into the Third Amendment, the Company issued to the Term Lenders warrants to purchase 18 million shares of common stock with an exercise price of $1.00 per share.

The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the Company’s accompanying unaudited condensed consolidated balance sheet. The fair value of the warrants will be recalculated at the end of each reporting period and the change in fair value will be recorded as a change in fair value of warrants in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss. The fair value of the warrants was determined to be $6.7 million at June 30, 2012 and the Company recorded a gain of $3.3 million and $0.4 million for the three and six months ended June 30, 2012, respectively, to reflect this change in fair value, which is recorded as a component of other income (expense), net in the accompanying unaudited condensed consolidated statement of operations.

The following describes certain provisions of the Term Loan Agreement as amended and restated on March 22, 2012.

Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to the Company up to $10.0 million on the same terms as the Term Loans. As of June 30, 2012, the Company has received $4.0 million under this provision.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

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

The Company is required to offer to prepay the Term Loans out of the net proceeds of certain asset sales (including asset sales by the Company and its subsidiaries) at 100% of the principal amount of Term Loans prepaid, plus the prepayment premiums described above, subject to the Company’s right to retain proceeds of up to $1.0 million in the aggregate each fiscal year. Subject to the right to retain proceeds of up to $1.5 million in the aggregate in each fiscal year, the Company is also required to prepay the Term Loans out of 50% of the net proceeds from certain equity issuances by the Company and its subsidiaries, plus the prepayment premiums described above, except that no prepayment premium is required to be paid in respect of the first $35 million of net proceeds of an issuance by the Company of stock at a price of $1.25 per share or more.

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

Security. The Term Loans are secured by a pledge of all of the assets of the Company and the Term Loan Guarantors, including all intellectual property, accounts receivable, inventory and capital stock in the Company’s direct and indirect subsidiaries. The security interest of the Term Lenders in inventory, accounts receivable and related property of Dialogic Corporation and the Term Loan Guarantors is subordinated to the security interest of the Revolving Credit Lender in those assets.

Financial Covenants. The following summarizes the financial covenants as defined in the Third Amendment.

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

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Other Terms. The Company and their subsidiaries are subject to various affirmative and negative covenants under the Term Loan Agreement, including restrictions on incurring additional debt and contingent liabilities, granting liens, making investments and acquisitions, paying dividends or making other distributions in respect of its capital stock, selling assets and entering into mergers, consolidations and similar transactions, entering into transactions with affiliates and entering into sale and lease-back transactions. The Term Loan Agreement contains customary events of default, including a change in control of the Company without the Term Lenders consent and an Event of Default (as defined in the Term Loan Agreement, and which constitutes an event of default under the Revolving Credit Agreement), which results in a cross-default under the Revolving Credit Agreement.

For the three months ended June 30, 2012 and June 30, 2011, the Company recorded interest expense of $2.5 million and $3.4 million, respectively, related to the Term Loan Agreement of which $0.9 million and zero, respectively, related to accrued Payment-In-Kind (“PIK”) interest; and $0.7 million, in both periods, related to amortization charges for deferred debt issuance costs and accretion of debt discount. For the six months ended June 30, 2012 and June 30, 2011, the Company recorded interest expense of $6.1 million and $6.3 million, respectively, related to the Term Loan Agreement of which $1.0 million and zero, respectively, related to accrued PIK interest; and $1.0 million and $0.9 million, respectively, related to amortization charges for deferred debt issuance costs and accretion of debt discount.

On April 11, 2012, the Company and certain of its subsidiaries entered into a First Amendment to the Term Loan Agreement (the “First Amendment”). Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the conversion of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for the Notes, and a share of the Company’s Series D-1 Preferred Stock, subject to payment of a prepayment premium of $1.5 million. The Term Loan Agreement was also amended to permit the Company to issue the remaining Notes sold in the Private Placement.

Stockholder Loans

As of June 30, 2012 and December 31, 2011, the Company had zero and $4.8 million, respectively, in Stockholder Loans to certain stockholders of the Company (the “Related Party Lenders”), including the Company’s Chief Executive Officer and members of the Company’s Board of Directors, which bore interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from their September 2015 maturity date. On April 11, 2012, the Stockholder Loans were exchanged for the Notes.

During the three and six months ended June 30, 2012, respectively, the Company recorded interest expense related to these Stockholder Loans of $0.1 million and $0.3 million, compared to $0.2 million and $0.4 million in the corresponding 2011 periods. There were no covenants or cross default provisions associated with the Stockholder Loans.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

The following table summarizes debt with related parties as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Term Loan, principal	$64,827	$89,875
Debt Discount	(2,002)	—

	62,825	89,875

Convertible Notes, carrying value	32,993	—

	32,993	—

Shareholder Loans	—	4,800

Total long-term	95,818	94,675
Accrued interest payable—term loan	952	3,452

	$96,770	$98,127

Restructuring of Debt Obligations

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.

On April 11, 2012, the Company entered into a securities purchase agreement, as amended by a Letter Agreement with an effective date of May 10, 2012 (the “Purchase Agreement”) with accredited investors (the “Investors”), including certain related parties, pursuant to which the Company issued and sold $39.5 million aggregate principal amount of the Notes and one share of the Company’s Series D-1 Preferred Stock, par value $0.001 per share (the “Series D-1 Preferred Share”), to the Investors in a private placement (the “Private Placement”) in exchange for the cancellation of $38.0 million of Term Loans and Stockholder Loans. This exchange of debt was treated as a "Troubled Debt Restructuring" in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-60, “Troubled Debt Restructurings by Debtors” (“ASC 470-60”), as the Company had been experiencing financial difficulty and the lenders granted a concession to the Company. The Company assessed the total future cash flows of the restructured debt as compared to the carrying amount of the original debt and determined the total future cash flows to be greater than the carrying amount at the date of the restructuring. Further, the effective interest rate for both the Term Loans and Stockholders Loans was higher before the restructuring than subsequent to the restructuring. As such, the carrying amount was not adjusted and no gain was recorded, consistent with troubled debt restructuring accounting.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

The following table sets forth the carrying amounts of long-term debt prior to the restructuring on April 11, 2012, and carrying amounts of the long-term debt upon effecting the modifications described above.

	Prior to	Subsequent to
	Restructuring	Restructuring
Term Loan, principal	$94,093	$61,135
Term Loan Debt Discount	(7,657)	(2,530)

	86,436	58,605

Convertible Notes, carrying value	—	32,905

	—	32,905

Shareholder Loans	5,074	—

Total long-term	91,510	91,510
Accrued interest payable—term loan	260	260

	$91,770	$91,770

The conversion feature embedded in the Notes was not required to be bifurcated on the restructuring closing date and separately measured as a derivative liability, as the Company had sufficient authorized and unissued common shares to satisfy conversion of the Notes among other criteria that were met. Further, stockholders owning greater than 50% of the Company’s common stock already agreed to conversion.

The Notes

The Investors in the Private Placement include the Term Lenders and the Related Party Lenders. The Term Lenders purchased $34.5 million aggregate principal amount of Notes in exchange for the cancellation of (i) $33.0 million in outstanding principal under the Term Loan Agreement, $3.0 million of which represents accrued but unpaid interest that was capitalized under the Term Loan Agreement on March 22, 2012 (the “Interest Amount”), and (ii) a prepayment premium of $1.5 million triggered by the cancellation of the outstanding debt described above. The remaining $5.0 million aggregate principal amount of Notes was purchased by the Related Party Lenders in exchange for the cancellation of Stockholder Loans.

The Notes bear interest at the rate of 1% per annum, compounded annually, and are convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The conversion price of the Notes is generally $1.00 per share, except for the Notes of $3.0 million issued to the Term Lenders in exchange for the cancellation of the Interest Amount, which have a conversion price of $0.87 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest will automatically convert into shares of Common Stock upon stockholder approval of the Private Placement, which stockholder approval was obtained at the Company’s 2012 Annual Stockholder Meeting on August 8, 2012, resulting in conversion of the Notes into approximately 40.1 million shares of the Company’s common stock. For additional disclosure, see Note 15, Subsequent Events.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

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

The Certificate authorizes one share of Series D-1 Preferred Stock, which is non-voting and is not convertible into other shares of the Company’s capital stock. However, following stockholder approval of the Private Placement, if it occurs, the holder of the Series D-1 Preferred Share (the “Holder”) has the right to designate certain members of the Board as follows:

•

four directors to the Board (each director to the Board designated and elected pursuant by the Holder, a “Series D-1 Director”, and all such directors, (the “Series D-1 Directors”) at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least 45% of the then issued and outstanding shares of Common Stock (assuming (x) the exercise in full of all warrants then exercisable by the Holder and any affiliates thereof and (z) conversion or exercise, as applicable, of any other securities of the Company that by their terms are convertible or exercisable into shares of Common Stock that are held by the Holder, collectively, the “Fully Diluted Common Stock”);

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

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

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

Note 9 – Restructuring Charges

During 2012 and 2011, the Company has implemented various initiatives to reduce its overall cost structure, including exiting certain facilities and transitioning work to other locations. Costs incurred in connection with these actions include employee separation costs, including severance, benefits and outplacement, lease and facility exit costs, and other expenses in connection with exit activities.

For the three and six months ended June 30, 2012, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $3.3 million and $3.4 million, respectively. Such charges were recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations. Substantially, all of these costs are expected to be cash expenditures. As of June 30, 2012, $2.6 million remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

For the three and six months ended June 30, 2011, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.7 million and $1.1 million, respectively. As of December 31, 2011, $1.4 million was accrued and unpaid for termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

In an effort to reduce overall operating expenses, the Company decided it was beneficial to close or consolidate office space at certain locations. For the three and six months ended June 30, 2012, the Company incurred expense of $0.9 million in lease and facility exit costs related to the Company’s research and development facilities in Getzville, New York and Renningen, Germany. Such charges are recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations.

For the three and six months ended June 30, 2011, the Company incurred expense of $0.1 million and $3.6 million, respectively, related to lease and facility exits costs for the Company’s Salem, New Hampshire and Parsippany, New Jersey facilities.

As of June 30, 2012, $1.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $2.2 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2011, $0.5 million was reflected as a component of accrued liabilities and $2.4 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

The following table sets forth restructuring activity for the three and six month periods ended on March 31, 2012 and June 30, 2012, respectively:

	Employee
	Termination/
	Severance and	Facilities
	Related Costs	Costs	Total
Balance at December 31, 2011	$1,357	$2,942	4,299
Charges to operations	57	—	57
Payments made during the quarter	(1,173)	(204)	(1,377)

Balance at March 31, 2012	241	2,738	2,979
Charges to operations	3,341	905	4,246
Payments made during the quarter	(985)	(216)	(1,201)

Balance at June 30, 2012	$2,597	$3,427	$6,024

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 10 – Stock-Based Compensation

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$74	$81	$158	$156
Research and development	120	182	360	326
Sales and marketing	154	377	376	541
General and administrative	217	176	357	545

Total stock-based compensation expense	$565	$816	$1,251	$1,568

Stock Award Activity

A summary of the Company’s stock award activity and related information for the six months ended June 30, 2012 is set forth in the following table:

				Weighted
	Number of		Weighted	Average
	Shares	Number of	Average	Contractual
	Available	Options	Exercise	Life (In
	for Grant	Outstanding	Price	Years)
	(in 000’s)	(in 000’s)
Balance at December 31, 2011	1,288	2,897	$4.73	6.06
Authorized	1,260	—
Restricted stock units granted	(676)	—
Restricted stock units cancelled and forfeited	61	—
Options granted	(1,870)	1,870	$1.00
Options exercised	—	—
Options cancelled and forfeited	555	(555)

Balance at June 30, 2012	618	4,212	$3.04	8.04

Options vested and expected to vest at June 30, 2012		3,872	$3.19	7.89
Options exercisable at June 30, 2012		1,379	$5.91	4.80

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Stock Options

During the three and six months ended June 30, 2012 and June 30, 2011, the Company granted the following stock options:

	2012	2011	2012	2011
Options granted (in 000’s)	1,870	—	1,870	400
Weighted-average grant date fair value per share	$0.57	—	$0.57	3.64

The total intrinsic value of options exercised was zero and $0.2 million during the six months ended June 30, 2012 and June 30, 2011, respectively.

As of June 30, 2012, the balance of $2.8 million of total unrecognized compensation cost related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 3.2 years.

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

The risk-free interest rate for the expected term of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of expected volatility is derived from a blend of the Company’s own historical volatility as well as the historical volatilities of a comparable group of publicly listed companies within the Company’s industry over a period equal to the expected term of its options. A peer group is used in the determination of implied volatility because the Company has limited historic stock prices needed for determining its own volatility. Management makes an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. The Company has not declared dividends to date.

The following weighted average assumptions were used to value options granted during the three and six months ended June 30, 2012 and June 30, 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (in years)	6.00	6.00	6.00	6.00
Risk -free interest rate	0.86%	2.18%	0.86%	2.61%
Volatility	89.00%	81.00%	89.00%	92.00%
Dividend yield	—	—	—	—

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Restricted Stock Awards

Restricted stock activity for the period from December 31, 2011 to June 30, 2012 was as follows:

	Number of	Weighted
	Shares	Average Grant
	(in 000’s)	Date Fair Value
Nonvested at December 31, 2011	654	$4.84
Granted	676	$0.84
Vested	(302)	$0.94
Forfeited or expired	(61)	$4.72

Nonvested at June 30, 2012	967	$2.08

Generally, restricted stock units (“RSU”) vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, all RSUs will convert into an equivalent number of shares of common stock. The amount of the expense related to RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period.

As of June 30, 2012, 966,542 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $0.6 million. During the three and six months ended June 30, 2012, the aggregate intrinsic value of vested restricted stock based awards was zero and $0.3 million, respectively.

As of June 30, 2012, the balance of $1.6 million of total unrecognized compensation cost related to non-vested restricted stock granted to employees and directors is expected to be recognized over a weighted average period of 2.3 years.

Stock Purchase Plan

As of June 30, 2012, 151,768 shares have been issued under this plan and 828,513 shares remained available for issuance under the Employee Stock Purchase Plan (“ESPP”).

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

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

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

Basic and diluted net loss per share was calculated as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(18,031)	$(11,269)	$(32,816)	$(32,548)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic and diluted net loss per share	31,685	31,283	31,591	31,251

Net loss per share—basic and diluted	$(0.57)	$(0.36)	$(1.04)	$(1.04)

Note 12 – Commitments and Contingencies

(a) Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel have been partially financed through grants from that country’s Office of the Chief Scientist (“OCS”). In return for the OCS’s participation, the Company is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the accompanying unaudited condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues were $0.1 million and $0.3 million for the three months ended June 30, 2012 and June 30, 2011, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012 and December 31, 2011, the royalty payable amounted to $0.3 million and $0.4 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.9 million and $17.6 million, respectively, as of June 30, 2012 and December 31, 2011.

(b) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. As of June 30, 2012 and December 31, 2011, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.0 million and $1.5 million, respectively. The guarantee term generally varies from three months to 30 years. The guarantees are usually provided for approximately 10% of the contract value.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

(c) SEC Investigation

On March 28, 2011, the Company received a letter from the SEC informing the Company that the SEC was conducting an informal inquiry (“SEC Informal Inquiry”), and requesting that the Company preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed the Company that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by former Veraz Networks Inc. business during periods prior to completion of the Company’s business combination with Dialogic Corporation. The Company’s Board of Directors (the “Board”), appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP (“Sheppard Mullin”), as outside counsel to the committee. The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and the Company has updated and improved its compliance procedures. In addition, the Company produced documents to the Department of Justice (“DOJ”), relating to the SEC Informal Inquiry. With the Company’s counsel, the Company continues to fully cooperate with the SEC and DOJ, in connection with the SEC Informal Inquiry. At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. Based on information currently available to the Company, it believes that any of the allegations, even if true, would not have a material adverse effect on the accompanying unaudited condensed consolidated financial statements.

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

The following tables set forth revenues and long-lived assets by geographic area.

(a) Revenues by geographic areas

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Americas	$19,228	$26,449	$37,908	$47,179
Europe, Middle East, Africa	12,197	18,178	25,778	34,542
Asia Pacific	7,134	11,160	15,980	18,930

Total revenues	$38,559	$55,787	$79,666	$100,651

(b) Long-lived assets and goodwill by geographic area

	June 30, 2012	December 31, 2011
Americas:
United States	$34,123	$36,067
Canada	30,409	34,289
Other foreign countries	1,908	2,081

Total long-lived assets	$66,440	$72,437

Note 14 – Income Taxes

The Company recorded an income tax benefit of ($0.1) million and an income tax provision of $0.6 million for the three months ended June 30, 2012 and June 30, 2011, respectively. For the three months ended June 30, 2012 and June 30, 2011, the Company’s effective tax rate was approximately 0.6% and (6.1)%, respectively.

For the six months ended June 30, 2012 and June 30, 2011, the Company recorded an income tax expense of $0.2 million and $1.1 million, respectively. For the six months ended June 30, 2012 and June 30, 2011, the Company’s effective tax rate was approximately (0.8)% and (3.7)%, respectively.

The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the US and several foreign jurisdictions. The tax benefit for the three months ended June 30, 2012 was primarily a result of the decrease in earnings in the Company’s Brazilian subsidiary. The tax expense for the six months ended June 30, 2012 is primarily due to the current tax expense in our profitable foreign entities with no corresponding tax attributes.

The Company’s net deferred tax assets were $0.6 million and $0.5 million at June 30, 2012 and December 31, 2011, respectively. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

utilization of tax attributes by the Company is dependent on the generation of taxable income by the Company in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction/ (increase) of the valuation allowance will result in an income tax benefit/ (expense).

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

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of June 30, 2012 and December 31, 2011, the total liability for unrecognized tax benefits was $2.6 million and $2.5 million respectively, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the six months ended June 30, 2012, the unrecognized tax benefits increased by $0.05 million due to interest expense.

Utilization of the Company’s net operating loss carry forwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and similar foreign provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company has not yet determined the full extent of such limitations or if an ownership change has occurred. The Company expects to complete a Section 382 analysis.

DIALOGIC INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands)

Note 15 – Subsequent Events

At the Company’s 2012 Annual Meeting of Stockholders held on August 8, 2012, the Company’s stockholders approved, among other things, (i) the issuance of 18 million shares of common stock issuable upon the exercise of the warrants, issued by the Company to the Term Lenders in connection with entering into the Third Amendment and (ii) conversion of the Notes into approximately 40.1 million shares of the Company’s common stock.

The net effect of the debt exchange on the Company’s unaudited condensed consolidated balance sheet is shown in the following pro-forma balance sheet, as if the transaction occurred as of June 30, 2012:

		Pro-forma	June 30, 2012
	June 30, 2012	Adjustments	(Proforma)
ASSETS
Current assets	$72,506	$—	$72,506
Other assets	68,262	—	68,262

Total assets	$140,768	$—	$140,768

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$78,556	—	$78,556
Long-term debt, related parties, net of discount	95,818	(32,993)	62,825
Other long-term liabilities	13,627	—	13,627

Total liabilities	188,001	(32,993)	155,008

Commitments and contingencies
Preferred stock, $0.001 par value:	—	—	—
Stockholders' deficit:
Common stock, $0.001 par value:	32	40	72
Additional paid-in capital	223,312	32,953	256,265
Accumulated other comprehensive loss	(22,438)	—	(22,438)
Accumulated deficit	(248,139)	—	(248,139)

Total stockholders' deficit	(47,233)	32,953	(14,240)

Total liabilities and stockholders’ deficit	140,768	—	140,768

(1)	Pro-forma adjustments were as follows: Conversion of $36.6 million face value convertible notes at $1.00 per share and conversion of $3.0 million face value convertible notes at $0.87 per share.

The Company completed an evaluation of the impact of any subsequent events through the date of these unaudited condensed consolidated financial statements were issued, and determined there were no additional subsequent events requiring disclosure in or adjustment to these unaudited condensed consolidated financial statements.

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

Overview

We are a leading provider of telecommunications platforms and technology that enable developers and service providers to build and deploy innovative applications without concern for the complexities of the telecommunications medium or network. We specialize in providing products and solutions that enhance the mobile telecommunications experience. Our technology impacts over two billion mobile subscribers and our network solutions carry more than 15 billion minutes of traffic per month.

Wireless and wireline service providers use our products to transport, convert and manage data and voice traffic while enabling VoIP and other multimedia services. These service providers also utilize our underlying technology to provide innovative revenue-generating value-added services such as messaging, Short Message Service, voice mail and conferencing which are also increasingly becoming video-enabled. Enterprises rely on our innovative products to enable the integration of IP and wireless technologies and endpoints into existing telecommunications networks, and to enable applications that serve businesses, including unified telecommunications applications, contact center and Interactive Voice Response/Interactive Voice Video Response.

We sell our products to both enterprise and service provider customers and sell both directly and indirectly through distribution partners such as Technology Equipment Manufacturers, Value Added Resellers and other channel partners. Our customers build their enterprise telecommunications solutions, their networks, or their value-added services on our products.

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

Our products allow service providers to deploy services smoothly over disparate networks. We offer a softswitch that allows new services to be implemented securely and dynamically throughout the entire network along with routing, billing, and number portability for operational savings. Our media servers enable creation of value-added telecommunications services. Our media gateways interconnect multimedia streams and include bandwidth and codec optimization. We also offer optimization of wireless telecommunication streams in the backhaul network. Our video gateway converts pictures and video streams from different compression formats seamlessly enabling the delivery of video between different network generations and multiple types and sizes of devices and screens. We also offer a session border controller with a secure proxy architecture that is transparent to the end-to-end flow of signaling messages, enabling a reduction in the time and cost of deploying new services.

Our products meet specific customer requirements and certain industry standards, and are subject to various laws, restrictions and regulations, including, but not limited to, environmental protection, import-export controls, and political and economic boundaries, which are more fully discussed in “Item 1A. Risk Factors.”

Our Products

Our products include both Next-Generation products that serve the growing mobile and IP networks and also connect these disparate networks together, as well as Legacy products that serve the TDM networks.

Our Next-Generation products and solutions are offered in four main categories:

Service Provider Infrastructure: These products serve in the core or edge of a service provider network and make the fundamental connections that allow networks to function. Our service provider product portfolio includes a Class 4 softswitch, network signaling products such as Sigtran for SS7 over IP networks, and media gateways that connect IP and PSTN networks. Dialogic has also invested in expanding our SBC product line and we now have SBCs that reside at the edge of a network for peering or access from one type of IP network to another.

Our Next-Generation switching solution consists of the Dialogic® ControlSwitch™ System, a Class 4 IP softswitch and service delivery platform comprised of numerous IMS-compatible software modules. This product suite allows our customers to customize and tailor solutions. Our gateways enable telecommunication from one type of network to another and convert from one type of media stream format to another and/or one type of signaling format to another. Our Dialogic ® Bordernet™ 2020 product is a combined gateway and SBC that supports IP-to-IP transcoding for network peering applications and mediation, thereby eliminating the need for separate SBCs in an environment where only the mediation function is required. Our Dialogic ® BorderNet™ 3000 Session Border Controller is a compact, highly reliable security and session management platform for access to mobile and fixed VoIP networks. In 2012, we also introduced a high performance Dialogic ® BorderNet™ 4000 SBC that will enable peering for both wireless and wireline IP-based service provider networks.

Bandwidth Optimization: These products serve in the core or edge of a service provider network and address the capacity challenges of networks by optimizing the media traffic on these networks. Our bandwidth optimization products consist of our Dialogic® I-Gate® 4000 family of media gateways and enable service providers to gain more bandwidth out of their existing infrastructure. The I-Gate 4000 SBO Mobile Backhaul solution can deliver high quality data and voice optimization for both 3G and 2G networks and can deliver up to 50% additional bandwidth over existing infrastructure. The I-Gate 4000 SBO Core and Core-X optimize VoIP traffic in 3G mobile and next generation switching networks in the core of the network.

Value-Added Services / Cloud Enablement: These platforms enable our customers to build advanced telecommunication applications such as messaging, IVR, conferencing and SMS applications that may be delivered by our customers either via a cloud delivery model or via a stand-alone solution model. The Dialogic® PowerMedia™ software solutions act as media servers that allow our customers and partners to build rich value-added service applications including voice mail, IVR, contact center, facsimile, conferencing, speech recognition, unified messaging, SMS, CRBT, and announcement systems. PowerMedia performs multimedia processing tasks on general-purpose servers without requiring the use of specialized hardware (available in Linux and Windows versions) and uses our existing APIs and industry standard APIs as the programming environment to support high density advanced multimedia features. These advanced multimedia functions include transcoding a variety of video codecs, transrating different screen sizes and enabling mobile video conferencing of a variety of different mobile devices.

Mobile Video: We offer Dialogic ® Vision™ gateways that can connect SIP-based video and multimedia services to both voice-only and video/3G enabled mobile devices. The ability of these gateways to simultaneously support video and voice-only calls simplifies the routing and switch logic needed to support video and voice services.

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

As of June 30, 2012, our significant accounting policies and estimates, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, have not changed except for the following.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. For the six months ended June 30, 2012, we incurred a net loss of $32.8 million and cash used in operating activities was $5.6 million. As of June 30, 2012, our cash and cash equivalent balance was $5.0 million, of which $4.0 million was held by subsidiaries outside the U.S. and could be subject to tax implications if repatriated to the U.S. As of June 30, 2012, current bank indebtedness was $10.6 million and debt with related parties, net of discount, was $95.8 million.

On March 22, 2012, we amended the second amended and restated credit agreement dated October 1, 2010, or the Term Loan Agreement with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders, or the Term Lenders, which extended the maturity date to March 31, 2015, reduced the stated interest rate to 10% from 15% and revised the financial covenants. On April 11, 2012 $33.0 million of outstanding debt (face value) under the Term Loan Agreement and $5.0 million of outstanding stockholder loans, or the Stockholder Loans were cancelled in exchange for convertible promissory notes, or the Notes, which Notes were converted into approximately 40.1 million shares of our common stock on August 8, 2012. These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. We also took certain restructuring action during the three months ended June 30, 2012, designed to improve our future operating performance.

We are required to meet certain financial covenants under the Term Loan Agreement, including minimum EBITDA (as adjusted), minimum liquidity, minimum interest coverage ratio and maximum consolidated total leverage ratio, each beginning in the quarter ending March 31, 2013. Specifically, the EBITDA (as adjusted) covenant requires $15.0 million of EBITDA (as adjusted) for the four quarters ending March 31, 2013. In the event that forecasts of EBITDA (as adjusted) are reduced from anticipated levels, the covenants may not be met and we would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

If future covenant or other defaults occur under the Term Loan Agreement or under the Revolving Credit Agreement with Wells Fargo Foothill Canada ULC, or the Revolving Credit Lender, or the Notes become due and payable, we do not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of our obligations under the Revolving Credit Agreement or Term Loan Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Loan Lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize its business or the Company or a trustee appointed by the court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate its assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors such as the convertible promissory notes, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

In order for us to meet the debt repayment requirements under the Term Loan Agreement and the Revolving Credit Agreement, we will need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact our ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what we currently operate under. Any equity financing transaction could result in additional dilution to our existing stockholders.

Based on our current plans and business conditions, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through 2012.

Results of Operations (amounts in 000’s)

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

Revenue

	Three Months Ended June 30,
	2012		2011		Period-to-Period Change
		% of Total		% of Total
(USD and $000’s)	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue:
Products	$28,599	74%	$45,614	82%	$(17,015)	(37)%
Services	9,960	26	10,173	18	(213)	(2)

Total revenue	$38,559	100%	$55,787	100%	$(17,228)	(31)

Legacy vs. Next-Gen
Legacy	$14,619	38%	$16,891	30%	$(2,272)	(13)
Next-Gen	23,940	62	38,896	70	(14,956)	(38)

Total revenue	$38,559	100%	$55,787	100%	$(17,228)	(31)

Revenue by geography:
Americas	$19,228	50%	$25,573	46%	$(6,345)	(25)%
Europe, Middle East and Africa	12,197	32	18,292	33	(6,095)	(33)
Asia Pacific	7,134	18	11,922	21	(4,788)	(40)

Total revenue	$38,559	100%	$55,787	100%	$(17,228)	(31)%

Revenue

Total revenue of $38.6 million for the three months ended June 30, 2012 decreased by $17.2 million, or 31%, from $55.8 million for the three months ended June 30, 2011.

Our product revenue was 74% of total revenue at $28.6 million for the three months ended June 30, 2012, compared to 82% of total revenue, or $45.6 million for the three months ended June 30, 2011, a decrease of $17.0 million, or 37%. The decrease in product revenue is primarily attributable to project timing and associated revenue recognition of Next-Gen products, as well as a slower than expected sales of Legacy products, compared to the corresponding 2011 period.

Our services revenue was 26% of total revenue at $10.0 million for the three months ended June 30, 2012, compared to 18% of total revenue, or $10.2 million for the three months ended June 30, 2011, a decrease of $0.2 million, or 2%. The decrease in services revenue was the result of decommissioning of our Legacy products in customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2012		2011		Period-to-Period Change
(USD and $000’s)	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$15,901	56%	$17,594	39%	$(1,693)	(10)%
Services	4,978	50	5,507	54	(529)	(10)

Total cost of revenues	$20,879	54%	$23,101	41%	$(2,222)	(10)%

Gross Profit:
Products	$12,698	44%	$28,020	61%	$(15,322)	(55)%
Services	4,982	50	4,666	46	316	7

Total gross profit	$17,680	46%	$32,686	59%	$(15,006)	(46)%

Cost of Revenue

Total cost of revenue of $20.9 million for the three months ended June 30, 2012 decreased by 10% or $2.2 million from $23.1 million for the three months ended June 30, 2011.

Cost of product revenue of $15.9 million for the three months ended June 30, 2012 decreased by 10% or $1.7 million from $17.6 million for the three months ended June 30, 2011. The change is primarily attributable to lower standard product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in headcount, partially offset by a $4.8 million charge, of which $4.2 million related to excess and obsolete inventory provision and $0.6 million related to capitalized overhead.

Cost of services revenues of $5.0 million for the three months ended June 30, 2012 decreased by 10% or $0.5 million from $5.5 million for the three months ended June 30, 2011, as a result of the decrease in headcount compared to the corresponding 2011 period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $17.7 million for the three months ended June 30, 2012 decreased by $15.0 million, or 46%, from $32.7 million for the three months ended June 30, 2011. Gross profit margin decreased to 46% of total revenue for the three months ended June 30, 2012 from 59% of total revenue for the three months ended June 30, 2011.

For the three months ended June 30, 2012, product gross profit decreased by 55%, or $15.3 million, from $28.0 million for the three months ended June 30, 2011 to $12.7 million for the three months ended June 30, 2012. Gross profit margin decreased from 61% of total product revenue for the three months ended June 30, 2011 to 44% of total product revenue for the three months ended June 30, 2012. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue, as well as the charge of $4.8 million related to excess and obsolete inventory and capitalized overhead, as discussed above.

For the three months ended June 30, 2012, services gross profit increased by 7%, or $0.3 million from $4.7 million for the three months ended June 30, 2011 to $5.0 million for the three months ended June 30, 2012, due to revenue recognized on a contract for which there were no associated costs incurred during the period. In the normal course of business, we may experience fluctuations in our gross profit margin as revenue is recognized on significant contracts. Gross profit margin increased from 46% for the three months ended June 30, 2011 to 50% for the three months ended June 30, 2012.

Operating Expenses

	Three Months Ended June 30,
	2012		2011		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$11,370	29%	$13,932	25%	$(2,562)	(18)%
Sales and marketing	11,063	29	14,286	26	(3,223)	(23)
General and administrative	8,806	23	9,192	16	(386)	(4)
Restructuring charges	4,246	11	761	1	3,485	458

Total operating expenses	$35,485	93%	$38,171	68%	$(2,686)	(7)%

Research and Development Expenses

Research and development expenses of $11.4 million, or 29% of total revenue, for the three months ended June 30, 2012 decreased by $2.6 million, or 18%, from $13.9 million, or 25%, of total revenue for the three months ended June 30, 2011. The decrease was primarily the result of a $2.0 million decrease in salaries and benefits associated with a decrease in departmental headcount, as the result of our restructuring efforts.

Sales and Marketing

Sales and marketing expenses of $11.1 million, or 29% of total revenue, for the three months ended June 30, 2012 decreased by $3.2 million, or 23%, from $14.3 million, or 26% of total revenue for the three months ended June 30, 2011. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits of $1.5 million, sales commissions of $0.4 million, travel and entertainment of $0.6 million and marketing expense of $0.2 million.

General and Administrative

General and administrative expenses of $8.8 million, or 23% of total revenue, for the three months ended June 30, 2012 decreased by $0.4 million, or 4%, from $9.2 million, or 16% of total revenue for the three months ended June 30, 2011. The change is primarily attributable to decreased expenses related to salaries and employee benefits of $0.4 million, consultant fees of $0.5 million and other expenses of $0.5 million, partially offset by increased legal and other professional fees of $1.0 million.

Restructuring Charges

During 2012 and 2011, we have implemented various cost reduction initiatives to reduce our overall cost structure including exiting certain facilities and transitioning work to other locations. Costs incurred in connection with these actions include employee separation costs, including severance, benefits and outplacement, lease and facility exit costs, and other expenses in connection with exit activities.

For the three months ended June 30, 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $3.3 million. Substantially, all of these costs are expected to be cash expenditures. For the three months ended June 30, 2011, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.7 million. As of June 30, 2012 and December 31, 2011, $2.6 million and $1.4 million, respectively, remained accrued and unpaid for termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

In an effort to reduce overall operating expenses, we decided it was beneficial to close or consolidate office space at certain locations. For the three months ended June 30, 2012, we incurred expense of $0.9 million in lease and facility exit costs related to our Getzville, New York and Renningen, Germany locations. For the three months ended June 30, 2011, the Company incurred expense of $0.1 million related to lease and facility exits costs for the Company’s Salem, New

Hampshire facility. As of June 30, 2012 and December 31, 2011, we had a liability in the amount of $3.4 million and $2.9 million, respectively, which was accrued for lease and facility exit costs. As of June 30, 2012, $1.2 million was reflected as a component of accrued liabilities and $2.2 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2011, $0.5 million was reflected as a component of accrued liabilities and $2.4 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Interest Expense

Interest expense decreased by $2.0 million, or 41%, from $5.0 million for the three months ended June 30, 2011 to $2.9 million for the three months ended June 30, 2012. The decrease is primarily attributable to lower interest rates for the three months ended June 30, 2012 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10%. In addition, the interest rate on the Revolving Credit Agreement decreased from 5.75% for the three months ended June 30, 2011 to 4.75% for the three months ended June 30, 2012.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $3.3 million for the three months ended June 30, 2012, as a result of a decline in our stock price from March 31, 2012 to June 30, 2012. There was no such activity in the corresponding period of 2011, as no warrants were outstanding.

Foreign Exchange Gains (Losses), net

Foreign exchange loss was $0.7 million for the three months ended June 30, 2012, compared to a loss of $0.2 million for the three months ended June 30, 2011.

Income Tax Provision

We recorded an income tax benefit of $0.1 million and an income tax provision of $0.6 million for the three months ended June 30, 2012 and June 30, 2011, respectively. The tax benefit for the three months ended June 30, 2012 was primarily a result of the decrease in earnings in our Brazilian subsidiary. There was no deferred provision recorded in the three month periods ended June 30, 2012 or June 30, 2011.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Revenue

	Six Months Ended June 30,
	2012		2011		Period-to-Period Change
		% of Total		% of Total
(USD and $000’s)	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue:
Products	$60,109	75%	$81,824	81%	$(21,715)	(27)%
Services	19,557	25	18,827	19	730	4

Total revenue	$79,666	100%	$100,651	100%	$(20,985)	(21)%

Legacy vs. Next-Gen
Legacy	$29,303	37%	$35,080	35%	$(5,777)	(16)
Next-Gen	50,363	63	65,571	65	(15,208)	(23)

Total revenue	$79,666	100%	$100,651	100%	$(20,985)	(21)

Revenue by geography:
Americas	$37,908	48%	$45,865	46%	$(7,957)	(17)%
Europe, Middle East and Africa	25,778	32	33,732	33	(7,954)	(24)
Asia Pacific	15,980	20	21,054	21	(5,074)	(24)

Total revenue	$79,666	100%	$100,651	100%	$(20,985)	(21)%

Revenue

Total revenue of $79.7 million for the six months ended June 30, 2012 decreased by $21.0 million, or 21%, from $100.7 million for the six months ended June 30, 2011.

Our product revenue was 75% of total revenues at $60.1 million for the six months ended June 30, 2012, compared to 81% of total revenue, or $81.8 million for the six months ended June 30, 2011, a decrease of $21.7 million, or 27%. The decrease in product revenue is primarily attributable to project timing and associated revenue recognition of Next-Gen products, as well as a slower than expected sales of Legacy products, compared to the corresponding 2011 period.

Our services revenue was 25% of total revenue at $19.6 million for the six months ended June 30, 2012, compared to 19% of total revenue, or $18.8 million for the three months ended June 30, 2011, an increase of $0.7 million, or 4%. The decrease in services revenue was the result of a decommissioning of our Legacy products in customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2012		2011		Period-to-Period Change
		% of Total		% of Total
		Related		Related
(USD and $000’s)	Amount	Revenue	Amount	Revenue	Amount	Percentage
Cost of Revenues:
Products	$26,968	45%	$31,537	39%	$(4,569)	(14)%
Services	10,149	52	10,857	58	(708)	(7)

Total cost of revenues	$37,117	47%	$42,394	42%	$(5,277)	(12)%

Gross Profit:
Products	$33,141	55%	$50,287	61%	$(17,146)	(34)%
Services	9,408	48	7,970	42	1,438	18

Total gross profit	$42,549	53%	$58,257	58%	$(15,708)	(27)%

Cost of Revenue

Total cost of revenue of $37.1 million for the six months ended June 30, 2012 decreased by 12% or $5.3 million from $42.4 million for the six months ended June 30, 2011.

Cost of product revenue of $27.0 million for the six months ended June 30, 2012 decreased by 14% or $4.6 million from $31.5 million for the six months ended June 30, 2011. The change is primarily attributable to lower standard product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in headcount, partially offset by a $4.8 million charge, of which $4.2 million related to excess and obsolete inventory provision and $0.6 million related to capitalized overhead.

Cost of services revenues of $10.2 million for the six months ended June 30, 2012 decreased by 7% or $0.7 million from $10.9 million for the six months ended June 30, 2011. The change is primarily attributable to the decrease in headcount compared to the corresponding 2011 period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $42.5 million for the six months ended June 30, 2012 decreased by $15.7 million, or 27%, from $58.3 million for the six months ended June 30, 2011. Gross profit margin decreased from 58% of total revenue for the six months ended June 30, 2011 to 53% of total revenue for the six months ended June 30, 2012.

For the six months ended June 30, 2012, product gross profit decreased by 34%, or $17.1 million, from $50.3 million for the six months ended June 30, 2011 to $33.1 million for the six months ended June 30, 2012. Gross profit margin decreased from 61% of total product revenue for the six months ended June 30, 2011 to 55% of total product revenue for the six months ended June 30, 2012. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue, as well as the charge of $4.8 million related to excess and obsolete inventory and capitalized overhead, as discussed above.

For the six months ended June 30, 2012, services gross profit increased by 18%, or $1.4 million from $8.0 million for the six months ended June 30, 2011 to $9.4 million for the six months ended June 30, 2012, due to revenue recognized on a contract for which there were no associated costs incurred during the period, as well as improved efficiencies gained from our integration efforts. In the normal course of business, we may experience fluctuations in our gross margin as revenue is recognized on significant contracts. Gross profit margin increased from 42% for the six months ended June 30, 2011 to 48% for the six months ended June 30, 2012.

Operating Expenses

	Six Months Ended June 30,
	2012		2011		Period-to-Period Change
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
Research and development, net	$24,193	30%	$28,722	29%	$(4,529)	(16)%
Sales and marketing	22,674	28	29,165	29	(6,491)	(22)
General and administrative	16,391	21	18,162	18	(1,771)	(10)
Restructuring charges	4,303	5	4,746	5	(443)	(9)

Total operating expenses	$67,561	85%	$80,795	80%	$(13,234)	(16)%

Research and Development Expenses

Research and development expenses of $24.2 million, or 30% of total revenue, for the six months ended June 30, 2012 decreased by $4.5 million, or 16%, from $28.7 million, or 29% of total revenue for the six months ended June 30, 2011. The decrease was primarily the result of a $3.9 million decrease in salaries and benefits associated with a decrease in departmental headcount, as the result of our integration and restructuring efforts.

We expect that research and development expenses on an absolute basis and as a percentage of total revenue will continue to decrease in 2012, as we continue to integrate our research and development operations.

Sales and Marketing

Sales and marketing expenses of $22.7 million, or 28% of total revenue, for the six months ended June 30, 2012 decreased by $6.5 million, or 22%, from $29.2 million, or 29% of total revenue for the six months ended June 30, 2011. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits of $2.6 million, sales commissions of $1.0 million, travel and entertainment of $1.0 million and other expenses of $0.5 million.

We expect that sales and marketing expenses, on an absolute basis and as a percentage of total revenue will continue to decrease in 2012, as we continue to integrate our sales and marketing operations during the year.

General and Administrative

General and administrative expenses of $16.4 million, or 21% of total revenue, for the six months ended June 30, 2012 decreased by $1.8 million, or 10%, from $18.2 million, or 18% of total revenue for the six months ended June 30, 2011. The decrease is primarily attributable to decreased expenses for salaries and employee benefits of $1.1 million, consultant fees of $0.5 million and stock-based compensation of $0.2 million and other expenses of $0.9 million, partially offset by an increase in legal and other professional fees of $0.9 million.

We expect that general and administrative expenses, on an absolute dollar basis and as a percentage of total revenue, will decrease in 2012 as we continue to integrate our general and administrative operations during the year and gain efficiencies in lower overhead and employee costs.

Restructuring Charges

For the six months ended June 30, 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $3.4 million. Substantially, all of these costs are expected to be cash expenditures. For the six months ended June 30, 2011, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $1.1 million. As of June 30, 2012 and December 31, 2011, $2.6 million and $1.4 million, respectively, remained accrued and unpaid for termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

In an effort to reduce overall operating expenses, we decided it was beneficial to close or consolidate office space at certain locations. For the six months ended June 30, 2012, we incurred expense of $0.9 million in lease and facility exit costs related to our Getzville, New York and Renningen, Germany locations. For the six months ended June 30, 2011, the

Company incurred expense of $3.6 million related to lease and facility exits costs for the Company’s Salem, New Hampshire and Parsippany, New Jersey facilities. As of June 30, 2012 and December 31, 2011, we had a liability in the amount of $3.4 million and $2.9 million, respectively, which was accrued for lease and facility exit costs. As of June 30, 2012, $1.2 million was reflected as a component of accrued liabilities and $2.2 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2011, $0.5 million was reflected as a component of accrued liabilities and $2.4 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Interest Expense

Interest expense decreased by $1.5 million or 17%, from $8.5 million for the six months ended June 30, 2011 to $7.0 million for the six months ended June 30, 2012. The decrease is primarily attributable to lower interest rates for the six months ended June 30, 2012 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10%. In addition, the average interest rate on the Revolving Credit Agreement decreased from 5.75% for the six months ended June 30, 2011 to 5.20% for the six months ended June 30, 2012.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $0.4 million for the six months ended June 30, 2012, as a result of a decline in our stock price from grant date to June 30, 2012. There was no such activity in the corresponding period of 2011, as no warrants were outstanding.

Foreign Exchange Gains (Losses), net

Foreign exchange loss was $0.8 million for the six months ended June 30, 2012, compared to a loss of $0.3 million for the six months ended June 30, 2011.

Income Tax Provision

For the six months ended June 30, 2012 and June 30, 2011, we recorded a provision for income taxes of $0.2 million and $1.1 million, respectively. The tax expense for both periods was primarily due to the current tax expense in our profitable foreign entities with no corresponding tax attributes. There was no deferred provision recorded in the six months ended June 30, 2012 or June 30, 2011.

Financial Position

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $5.0 million, compared to $10.4 million of cash and cash equivalents as of December 31, 2011. Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. As of June 30, 2012, we had borrowed $10.6 million under our Revolving Credit Agreement. Under the Revolving Credit Agreement, the unused line of credit totaled $14.4 million, of which $3.7 million was available to us. Since December 31, 2011, our borrowings decreased by $1.9 million under the Revolving Credit Agreement and we used net cash in operating activities of $5.6 million. As of June 30, 2012, availability under the Revolving Credit Agreement was $3.7 million, compared to $2.4 million as of December 31, 2011. In addition, during the six months ended June 30, 2012, we borrowed $4.0 million under the Term Loan Agreement.

We budget capital expenditures on an annual basis. For 2012, our budgeted capital expenditures for property and equipment was $3.5 million, of which $0.8 million was spent during the six month period ended June 30, 2012.

During the six months ended June 30, 2012, we paid $4.0 million to service the interest payments on the Term Loan and Revolving Credit Agreements.

We monitor and manage liquidity by preparing and updating annual budgets, as well as monitor compliance with terms of our financing agreements.

We believe that we will continue as a going concern. For the six months ended June 30, 2012, we incurred a net loss of $32.8 million and used cash in operating activities of $5.6 million. As of June 30, 2012, our cash and cash equivalents was $5.0 million, our bank indebtedness was $10.6 million and our long-term debt with related parties was $95.8 million, net of discount.

On March 22, 2012, we amended the second amended and restated credit agreement dated October 1, 2010, or the Term Loan Agreement with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders, or the Term Lenders, which extended the maturity date to March 31, 2015, reduced the stated interest rate to 10% from 15% and revised the financial covenants. On April 11, 2012 $33.0 million of outstanding debt (face value) under the Term Loan Agreement and $5.0 million of outstanding stockholder loans, or the Stockholder Loans were cancelled in exchange for convertible promissory notes, or the Notes, which Notes were converted into 40.1 million shares of our common stock on August 8, 2012. These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. We also took certain restructuring action during the three months ended June 30, 2012, designed to improve our future operating performance.

We are required to meet certain financial covenants under the Term Loan Agreement, including minimum EBITDA (as adjusted), minimum liquidity, minimum interest coverage ratio and maximum consolidated total leverage ratio, each beginning in the quarter ending March 31, 2013. Specifically, the EBITDA (as adjusted) covenant requires $15.0 million of EBITDA (as adjusted) for the four quarters ending March 31, 2013. In the event that forecasts of EBITDA (as adjusted) are reduced from anticipated levels, the covenants may not be met and we would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

If we should default on any of the covenants contained in the Term Loan and Revolving Credit Agreements, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the revolving credit lender and related party term loan lenders accelerate the maturity dates and we would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. This could harm us by:

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

Based on our current plans and business conditions, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements during 2012.

Operating Activities

Net cash used in operating activities of $5.6 million for the six months ended June 30, 2012 was primarily attributable to our net loss of $32.8 million, partially offset by adjustments for non-cash items aggregating to $10.5 million. Operating assets decreased by $9.1 million and operating liabilities increased by $7.6 million. The decrease in operating assets relates to inventories of $7.2 million, accounts receivable of $1.8 million and other current assets of $0.1 million. The increase in operating liabilities is primarily attributable to an increase of $4.7 million in accounts payable and accrued liabilities, increase in deferred revenue of $3.2 million and interest payable of $0.5 million, partially offset by a decrease in income taxes payable of $0.4 million and decrease in other long-term liabilities of $0.3 million.

Net cash used in operating activities of $7.5 million for the six months ended June 30, 2011 was primarily attributable to our net loss of $32.5 million, partially offset by adjustments for non-cash items aggregating to $13.1 million. Operating assets decreased by $20.7 million and operating liabilities decreased by $8.8 million. The decrease in operating assets relates to accounts receivable of $12.8 million, prepaid expenses of $4.7 million and inventories of $3.2 million. The decrease in operating liabilities is primarily attributable to a decrease of $2.3 million in deferred revenue, and a decrease of $7.5 million in accounts payable and accrued liabilities, offset by an increase in income taxes payable of $0.6 million and an increase in interest payable of $0.5 million.

Investing Activities

Net cash used in investing activities of $0.4 million for the six months ended June 30, 2012 consisted primarily of an increase of $0.5 million related to restricted cash, offset by $0.8 million related to the purchase of property and equipment and $0.1 million of intangible asset purchases.

Net cash used in investing activities of $2.6 million for the six months ended June 30, 2011 consisted primarily of a decrease of $1.0 million related to restricted cash, $1.4 million for the purchase of property and equipment and increase in other assets of $0.2 million.

Financing Activities

Net cash provided by financing activities of $0.6 million for the six months ended June 30, 2012 included $4.0 million in proceeds from our long-term debt, partially offset by net payments to our Revolving Credit Agreement of $1.9 million and debt issuance costs of $1.5 million.

Net cash provided by financing activities of $0.2 million in the six months ended June 30, 2011 included $0.1 million in proceeds from our Revolving Credit Agreement facility to support our operations and $0.1 million in proceeds from the exercise of stock options.

Restructuring of Debt Obligations

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.

On April 11, 2012, we entered into a Purchase Agreement with accredited Investors including certain related parties, pursuant to which we issued and sold $39.5 million aggregate principal amount of the Notes and one share of Series D-1 Preferred Share, to the Investors in a Private Placement in exchange for $38.0 million of Term Loans and Stockholder Loans. This exchange of debt was treated as a "Troubled Debt Restructuring" in accordance FASB ASC 470-60, “Troubled Debt Restructurings by Debtors,” as we had been experiencing financial difficulty and the lenders granted a concession to us. We assessed the total future cash flows of the restructured debt as compared to the carrying amount of the original debt and determined the total future cash flows to be greater than the carrying amount at the date of the restructuring. Further, the effective interest rate for both the Term Loans and Stockholders Loans was higher before the restructuring than subsequent to the restructuring. As such, the carrying amount was not adjusted and no gain was recorded, consistent with troubled debt restructuring accounting.

The following table sets forth the carrying amounts of long-term debt prior to the restructuring on April 11, 2012, and carrying amounts of the long-term debt upon effecting the modifications described above.

	Prior to	Subsequent to
	Restructuring	Restructuring
Term Loan, principal	$94,093	$61,135
Term Loan Debt Discount	(7,657)	(2,530)

	86,436	58,605

Convertible Notes, carrying value	—	32,905

	—	32,905

Shareholder Loans	5,074	—

Total long-term	91,510	91,510
Accrued interest payable—term loan	260	260

	$91,770	$91,770

The conversion feature embedded in the Notes was not required to be bifurcated on the restructuring closing date and separately measured as a derivative liability, as we have sufficient authorized and unissued common shares to satisfy conversion of the Notes among other criteria that were met. Further, stockholders owning greater than 50% of our common stock already agreed to the conversion.

The Notes

The Investors in the Private Placement include the Term Lenders and the Related Party Lenders. The Term Lenders purchased $34.5 million aggregate principal amount of Notes in exchange for the cancellation of (i) $33.0 million in outstanding principal under the Term Loan Agreement, $3.0 million of which represents accrued but unpaid interest that was capitalized under the Term Loan Agreement on March 22, 2012, and (ii) a prepayment premium of $1.5 million triggered by the cancellation of the outstanding debt described above. The remaining $5.0 million aggregate principal amount of Notes was purchased by the holders of the Related Party Lenders in exchange for the cancellation of outstanding debt.

The Notes bear interest at the rate of 1% per annum, compounded annually, and are convertible into shares of our common stock, par value $0.001 per share. The conversion price of the Notes is generally $1.00 per share, except that the Notes issued to the Term Lenders in exchange for the cancellation of the Interest Amount have a conversion price of $0.87 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest automatically converted into shares of Common Stock upon stockholder approval of the Private Placement, which approval was obtained at the Company’s 2012 Annual Meeting of Stockholders on August 8, 2012.

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

Series D-1 Preferred Stock

On April 11, 2012, we filed a certificate of designation, or Certificate, for our Series D-1 Preferred Share with the Secretary of State of the State of Delaware. The Series D-1 Preferred Share was issued and sold to Tennenbaum, or Holder, in exchange for cancellation of $100 dollars in outstanding principal under the Term Loan Agreement.

The Certificate authorizes one share of Series D-1 Preferred Share, which is non-voting and is not convertible into other shares of our capital stock, or Common Stock. However, following stockholder approval of the Private Placement, if it occurs, the holder of the Series D-1 Preferred Share has the right to designate certain members of the Board as follows:

•

four directors to the Board (each director to the Board designated and elected pursuant by the Holder, a “Series D-1 Director”, and all such directors, or the Series D-1 Directors at any time while the Holder (together with its affiliates) beneficially owns in the aggregate at least 45% of the then issued and outstanding shares of Common Stock (assuming (x) the exercise in full of all warrants then exercisable by the Holder and any affiliates thereof and (z) conversion or exercise, as applicable, of any other securities of the Company that by their terms are convertible or exercisable into shares of Common Stock that are held by the Holder, collectively, or the Fully Diluted Common Stock;

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

The Certificate further provides that we must obtain the Holder’s consent to, among other things, (i) take any action that alters or changes the rights, preferences or privileges of the Series D-1 Preferred; (ii) convert us into any other organizational form; (iii) change the size of the Board; (iii) appoint or remove the chairman of the Board; or (iv) establish, remove or change the authority of any committee of the Board or appoint or remove members thereof.

The Holder is not entitled to any dividends from us. However, upon any liquidation, dissolution or winding up excluding the sale of all or substantially all of the assets or capital stock of us and the merger or consolidation into or with any other entity or the merger or consolidation of any other entity into or with us, or a Liquidation Event, the Holder is entitled to a liquidation preference, prior to any distribution of our assets to the holders of Common Stock, in an amount equal to $100 payable in cash. After payment to the Holder of the full preferential amount, the Holder will have no further right or claim to our remaining assets.

The Series D-1 Preferred Share is redeemable for $100 (i) at the written election of the Holder, or (ii) at the election of us at any time after the earlier to occur of the following: (x) the Holder (together with its affiliates) beneficially owns in the aggregate less than three percent (3%) of the Fully Diluted Common Stock at any time following the stockholder approval of the Private Placement, if it occurs, or (y) a Liquidation Event.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that, because we have identified a material weakness with respect to our internal controls over financial reporting as of December 31, 2011, our disclosure controls and procedures were not effective as of June 30, 2012, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During our most recent fiscal quarter, the Company made the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Hiring of additional finance staff; and

•	Appointment of dedicated Internal Audit Director.

In addition, we initiated testing of our internal controls.

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

On March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry, or the SEC Informal Inquiry, and requesting that we preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed us that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. Our Board of Directors, or the Board, appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP, or Sheppard Mullin, as outside counsel to the committee, The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and we have updated and improved our compliance procedures. In addition, we produced documents to the Department of Justice, or DOJ, relating to the SEC Informal Inquiry. With our counsel, we continue to fully cooperate with the SEC and DOJ, in connection with the SEC Informal Inquiry. We have incurred and may continue to incur significant costs related to the SEC Informal Inquiry, which will have a material adverse effect on our financial condition and results of operations. Further, the SEC Informal Inquiry has caused and may continue to cause a diversion of management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

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

We have experienced significant losses in the past and never sustained profits. For the six months ended June 30, 2012 and for the years ended December 31, 2011, 2010 and 2009, we recorded net losses of $32.8 million, $54.8 million, $46.7 million and $37.6 million, respectively. As of June 30, 2012, subsequent to the debt restructuring, we had $10.6 million in current bank indebtedness and $95.8 million in debt with related parties, net of discount. If we fail to comply with the covenants under the Term Loan Agreement and the Revolving Credit Agreement, the maturity date of our outstanding indebtedness may be accelerated.

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

•

influencing investor, vendor, and customer perceptions about our financial stability and limiting our ability to obtain financing, obtain optimal payment terms and discounts with vendors or maintain and acquire customers;

•	limiting our ability to meet payment obligations as set out in our agreements; and

•	increasing our vulnerability to adverse economic conditions in our industry or the economy in general.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. If we fail to comply with these covenants it could result in events of default under our debt instruments that, if not cured or waived, could result in an acceleration of our debt. In the event of an acceleration of our obligations under our debt instruments, we do not anticipate having sufficient cash and cash equivalents to repay such debt and we would be forced to seek alternative sources of financing. If we fail to pay amounts that become due under our debt instruments, our lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code as described above.

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

Our IP and IP-enabled products are used by service providers and enterprises to deliver telecommunications over IP networks. Our success depends on the continued migration of customers to a single IP network architecture, which depends on a number of factors outside of our control. For example, service providers may not see the value in our new mobile backhaul bandwidth optimization products or session bandwidth controller and may decide to delay or forgo making purchases altogether. Further, existing networks include switches and other equipment that may have remaining useful lives of 20 or more years, and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business and video model. As a result, customers may defer investing in products, such as ours, that are designed to migrate telecommunications systems to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.

*If we fail to maintain compliance with the continued listing requirements of The NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On March 5, 2012, we announced that we had received a letter, dated February 28, 2012, from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market pursuant to the Bid Price Rule. In accordance with NASDAQ Listing Standards, we have been given 180 calendar days, or until August 27, 2012, to regain compliance. To regain compliance, the bid price for our common stock must close at $1.00 or more for a minimum of 10 consecutive business days. If we do not regain compliance with the Bid Price Rule by August 27, 2012, but apply for listing on The NASDAQ Capital Market by such date, provided we meet the initial inclusion and continued listing requirements of that market other than the $1.00 per share bid price requirement, and provide the Staff with written notice of our intention to cure the deficiency, we will be granted an additional 180 calendar day compliance period. However, we are currently not eligible to apply for listing on The NASDAQ Capital Market, as we do not meet the initial listing requirements of that market; therefore if we do not regain compliance with the Bid Price Rule by August 27, 2012, the Staff might provide us a written notification that our common stock is subject to delisting, and we would have to appeal the Staff’s delisting determination. There can be no assurance that, if we do appeal the delisting determination by the Staff, that such appeal would be successful.

On March 5, 2012, we also announced that we had received a letter, dated February 28, 2012, from the Staff notifying us that, for the last 30 consecutive business days, the market value of our publicly held shares had been below the minimum $15.0 million requirement for continued listing on The NASDAQ Global Market pursuant to the Market Value Rule. In accordance with the NASDAQ Listing Standards, we were given 180 calendar days, or until August 27, 2012, to regain compliance with the Market Value Rule. We regained compliance and on May 7, 2012, we received a letter from the Staff indicating that the Staff had determined that, for a minimum of the last 10 consecutive business days, from April 20, 2012 to May 4, 2012, the market value of our publicly held shares has been $15.0 million or greater and that this matter is now closed.

On July 2, 2012, we announced that we had received a letter, dated June 27, 2012, from the Staff notifying us that, for the last 30 consecutive business days, the market value of the Company’s publicly held shares has been below the minimum $15.0 million requirement for continued listing on The NASDAQ Global Market pursuant to the Market Value Rule. In accordance with the NASDAQ Listing Standards, we were given 180 calendar days, or until December 24, 2012, to regain compliance with the Market Value Rule. To regain compliance, the market value of our public held shares must close at $15.0 million or more for a minimum of 10 consecutive business days.

If we do not regain compliance with the Bid Price Rule by August 27, 2012, and if we do not regain compliance with the Market Value Rule by December 24, 2012, and are not eligible for an additional compliance period at that time, the Staff will provide us a written notification that our common stock is subject to delisting. At that time, we may either apply for listing on The NASDAQ Capital Market, provided we meet the initial inclusion and continued listing requirements of that market, or appeal the Staff’s delisting determination to a Hearings Panel, or the Panel. We would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.

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

Our common stock traded as high as $4.47 and as low as $0.62 per share during the twelve months ended June 30, 2012. Some of the factors leading to this volatility include:

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

•	delays in producing finished goods inventory for shipment;

•	market conditions in the telecommunications industry;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	deviations in our operating results from the estimates of analysts;

•	additions or departures of key personnel;

•	the small public float of our outstanding common stock in the marketplace; and

•	concerns about our degree of leverage, our liquidity and our ability to comply with the covenants under our Term Loan Agreement and Revolving Credit Agreement and to pay debt service when due.

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

In addition to the potential decline in capital spending resulting from the volatility markets, capital spending in the telecommunications equipment industry has in the past, and may in the future, fluctuate significantly based on numerous factors, including:

•	capital spending levels of service providers;

•	competition among service providers;

•	pricing pressures in the telecommunications equipment market;

•	end user demand for new services;

•	service providers’ emphasis on generating revenues from traditional infrastructure instead of migrating to emerging networks and technologies;

•	lack of or evolving industry standards;

•	consolidation in the telecommunications industry; and

•	changes in the regulation of telecommunications services.

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

For the six months ended June 30, 2012 and for the year ended December 31, 2011, we used cash of $5.6 million and $10.5 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during the first half of 2012. We successfully reduced quarterly operating costs from $38.6 million to $31.2 million (excluding restructuring charges) per quarter between the first quarter of 2011 and the second quarter of 2012. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following this restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2011. Based on this evaluation, management concluded that the material weakness identified in connection with its evaluation of our internal controls as of December 31, 2010 had not yet been remediated. The material weakness identified as of December 31, 2010 related to a lack of sufficient accounting and finance personnel with technical accounting expertise to apply accounting requirements to non-routine and complex transactions and to perform in-depth analysis and review of accounting matters within the timeframes set by management for finalizing financial statements. While management did hire several new accounting and finance personnel during 2011 and did establish certain new processes and controls as more fully described below, as a result of the timing of when these controls were put in place in the fourth quarter of 2011, management determined that these controls were not in place for a sufficient period of time to conclude that they were operating effectively. Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

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

Our executive officers, directors (or former directors), and certain of our affiliates beneficially owned or controlled approximately 50% of our outstanding common stock as of December 31, 2011. After stockholders approval of the Private Placement and conversion of the Notes into shares of our common stock, such individuals and entities beneficially own approximately 81% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of August 8, 2012.

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

The largest customers in the telecommunications industry have substantial negotiating leverage, which may require that we agree to terms, and conditions that are less advantageous to us than the terms and conditions of our existing customer relationships, or risk limiting our ability to sell our products to these large service providers, thereby harming our operating results.

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

In addition, our future success depends in part on our ability to sell our products to large service providers operating complex networks that serve large numbers of subscribers and transport high volumes of traffic. The telecommunications industry historically has been dominated by a relatively small number of service providers. While deregulation and other market forces have led to an increasing number of service providers in recent years, large service providers continue to constitute a significant portion of the market for telecommunications equipment. If we fail to sell additional IP products to our large customers or to expand our customer base to include additional customers that deploy our products in large-scale networks serving significant numbers of subscribers, our revenue growth will be limited.

Consolidation or downturns in the telecommunications industry may affect demand for our products and the pricing of our products, which could limit our growth and may harm our business.

The telecommunications industry, which includes all of our customers, has experienced increased consolidation in recent years, and we expect this trend to continue. Consolidation among our customers and prospective customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers’ declines and their relative purchasing power increases in relation to suppliers. The occurrence of any of these factors, separately or in combination, may lead to decreased sales or slower than expected growth in revenues and could harm our business and operations.

The telecommunications industry is cyclical and reactive to general economic conditions. In the recent past, worldwide economic downturns, pricing pressures, and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have been causing delays and reductions in capital and operating expenditures by many service providers. These delays and reductions, in turn, have been reducing demand for telecommunications products like ours. A continuation or subsequent recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in the telecommunications industry, could harm our operating results in the future.

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

Because of the nature of some of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers have only recently begun to commercially deploy our products or deploy our products in larger configurations and they may discover errors or defects in the software or hardware, the products may not operate as expected, or our products may not be able to function in the larger configurations required by certain customers. If we are unable to correct errors or other performance problems that may be identified after full deployment of our products, we could experience:

•	cancellation of orders or other losses of or delays in revenues;

•	loss of customers and market share;

•	harm to our reputation;

•	a failure to attract new customers or achieve market acceptance for our products;

•	increased services, support, and warranty costs and a diversion of development resources;

•	increased insurance costs and losses to our business and service provider customers; and

•	costly and time-consuming legal actions by our customers.

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

In addition, because our products are deployed in large and complex networks around the world, our customers expect us to establish a support infrastructure and maintain demanding support standards to ensure that their networks maintain high levels of availability and performance. To support the continued growth of our business, our support organization will need to provide service and support at a high level throughout the world. This will include hiring and training customer support engineers both at our primary corporate locations as well as our smaller offices in new geographies, such as Central and South America and Russia. If we are unable to provide the expected level of support and services to our customers, we could experience:

•	loss of customers and market share;

•	a failure to attract new customers in new geographies;

•	increased services, support, and warranty costs and a diversion of development resources; and

•	network performance penalties.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and NASDAQ Listing Standards. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2011, we have identified a material weakness in our Internal Controls. This material weakness has not been cured as of June 30, 2012. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

We are a multinational company based in the United States with branch offices and representative offices located in many countries around the world. Our logistics group is located in Israel, the United States and Ireland and we utilize various subcontractors in the United States and Israel. We have development locations in Canada, the United States, India, the United Kingdom and Israel and we have sales offices in many other countries, including China, India, Brazil, Russia, Israel, Singapore, Malaysia, Australia, Hong Kong, Japan, the United Kingdom, France, Spain, the Netherlands and Slovenia. Approximately half of our sales are generated in markets outside of the Americas and we see our largest market growth occurring in foreign countries such as India, Brazil, Russia and China. As a result of all these international activities we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. In addition our insurance on receivables applies to a lesser base of accounts due to the difficulties in obtaining coverage for accounts in some of these regions.

We may face risks associated with our international sales that could impair our ability to grow our revenues.

For the six months ended June 30, 2012 and June 30, 2011, revenue from outside of the Americas was approximately $41.8 million and $54.8 million, respectively, or 52% and 54% of our total revenues, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services. We expect to further integrate our IP Products with such partner products and services in the future. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected, if we do not effectively integrate and support products supplied by these strategic partners, or if these strategic partners fail to be able to support products, we may have difficulty with the deployment of our solutions, which may result in:

•	a loss of or delay in recognizing revenues;

•	increased services, support, and warranty costs and a diversion of development resources; and

•	network performance penalties.

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

To achieve and maintain market acceptance, our products must continue to meet a significant number of regulations and standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories. As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and this will increase our costs. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. User uncertainty regarding future policies may also affect demand for telecommunications products, including our products. Moreover, distribution partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes could have a material adverse effect on our business, financial condition, and operating results.

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

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles; especially for multiple-element arrangements. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions consummated before the announcement of a change. Due to the various risk factors and other specific requirements under U.S. GAAP for multiple-element arrangement revenue recognition, we must have very precise terms in our arrangements to recognize revenue when we initially deliver products or perform services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we sometimes accept terms and conditions that do not permit revenue recognition at the time of delivery.

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

Our revenue growth expectations for our next-generation products are highly dependent upon successful ramping of our design wins. In some cases there is little time between when a design win is achieved and when production level shipments begin. With many new design wins, customers may require us to provide enhanced features not on its immediate roadmap. In addition, customers may require significant time to port their own applications to our products. Adding features to our products to meet customer requests as well as porting of customer specific applications can take six to 12 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all product designs ramp into production and, even if a product ramps into production, the volumes derived from such products and associated projects may be less than we had originally estimated. Customer projects related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in its customers’ end markets, especially in the telecommunications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn.

Our business depends on conditions in the telecommunications networks and commercial systems markets. Demand in these markets can be cyclical and volatile, and any inability to sell products to these markets or forecast customer demand due to unfavorable or volatile market conditions could have a material adverse effect on our revenues and gross margin.

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2011, and up to June 30, 2012, we derived our revenues from both the enterprise and service provider markets, and we believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for its customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

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

Current accounting standards require that goodwill be evaluated for impairment at least annually and that long-lived assets such as intangible assets be evaluated periodically if there are any triggering events. We have $28.3 million of intangible assets, net and $31.2 million of goodwill as of June 30, 2012, that have originated from Dialogic Corporation’s acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008 and the transaction between us and Dialogic Corporation in 2010. While we have not had any impairment losses for our intangible assets and goodwill, any future impairment of our intangible assets or goodwill would have a negative impact on our operating results.

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

We expect that the price we can charge our customers for many of our products will decline as new technologies become available, as we transition to software based IP and as low cost regional providers take measures to achieve or maintain market share. If this occurs, our operating results will be adversely affected.

To respond to increasing competition and our anticipation that average-selling prices will decrease, we are attempting to reduce manufacturing costs of our new and existing products. If we do not reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.6	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

3.7	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	3/31/2011

4.4	Amended and Restated Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.13	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	001-33391	10.1	4/13/2012

10.14	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	001-33391	10.2	4/13/2012

10.15	First Amendment to Third Amended and Restated Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.3	4/13/2012

10.16	Eighteenth Amendment to Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	001-33391	10.4	4/13/2012

10.17	Form of Indemnity Agreement for directors and officers.	8-K	001-33391	10.5	4/13/2012

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.18	Form of Letter Agreement dated May 1, 2012.	8-K	001-33391	10.1	5/11/2012

10.19	Form of First Amendment to Voting Agreement dated May 1, 2012.	8-K	001-33391	10.2	5/11/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: August 13, 2012	By:	/s/ John Hanson
	Name:	John Hanson
	Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.6	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

3.7	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	3/31/2011

4.4	Amended and Restated Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.13	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	001-33391	10.1	4/13/2012

10.14	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	001-33391	10.2	4/13/2012

10.15	First Amendment to Third Amended and Restated Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.3	4/13/2012

10.16	Eighteenth Amendment to Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	001-33391	10.4	4/13/2012

10.17	Form of Indemnity Agreement for directors and officers.	8-K	001-33391	10.5	4/13/2012

Exhibit		Incorporated By Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.18	Form of Letter Agreement dated May 1, 2012.	8-K	001-33391	10.1	5/11/2012

10.19	Form of First Amendment to Voting Agreement dated May 1, 2012.	8-K	001-33391	10.2	5/11/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.