Form 10-Q
period 2012-09-30
Dialogic Inc.
filed 2012-11-14
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, 14,402,947 shares of the registrant’s common stock were outstanding.

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

DIALOGIC INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,661	$10,353
Restricted cash	1,000	1,497
Accounts receivable, net of allowance of $3,797 and $3,622, respectively	39,393	47,460
Inventory	9,741	20,127
Other current assets	7,845	9,157

Total current assets	60,640	88,594
Property and equipment, net	6,479	7,947
Intangible assets, net	26,675	33,267
Goodwill	31,223	31,223
Other assets	1,680	2,311

Total assets	$126,697	$163,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,414	$21,569
Accrued liabilities	18,298	22,449
Deferred revenue, current portion	13,503	14,872
Bank indebtedness	10,709	12,509
Income taxes payable	920	1,665
Interest payable, related parties	50	3,452

Total current liabilities	62,894	76,516
Long-term debt, related parties, net of discount	64,233	94,675
Warrants	4,917	—
Other long-term liabilities	8,649	7,587

Total liabilities	140,693	178,778

Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized – 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized – 200,000,000 shares; Issued and outstanding 14,401,747 and 6,295,230 shares, respectively	14	6
Additional paid-in capital	257,049	222,087
Accumulated other comprehensive loss	(22,630)	(22,206)
Accumulated deficit	(248,429)	(215,323)

Total stockholders’ deficit	(13,996)	(15,436)

Total liabilities and stockholders’ deficit	$126,697	$163,342

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Products	$32,140	$36,604	$92,249	$118,428
Services	10,251	10,817	29,808	29,644

Total revenue	42,391	47,421	122,057	148,072

Cost of revenue:
Products	11,070	13,700	38,038	45,237
Services	5,118	5,358	15,267	16,215

Total cost of revenue	16,188	19,058	53,305	61,452

Gross profit	26,203	28,363	68,752	86,620

Operating expenses:
Research and development, net	9,266	13,540	33,459	42,262
Sales and marketing	9,261	12,664	31,935	41,829
General and administrative	7,375	9,391	23,766	27,552
Restructuring charges	457	1,674	4,760	6,421

Total operating expenses	26,359	37,269	93,920	118,064

Loss from operations	(156)	(8,906)	(25,168)	(31,444)

Other income (expense):
Interest and other income (expense), net	242	(3)	95	(3)
Interest expense	(1,792)	(4,695)	(8,836)	(13,227)
Change in fair value of warrants	1,750	—	2,154	—
Foreign exchange loss, net	(278)	(51)	(1,047)	(384)

Total other expense, net	(78)	(4,749)	(7,634)	(13,614)

Loss before provision (benefit) for income taxes	(234)	(13,655)	(32,802)	(45,058)
Income tax provision (benefit)	56	(557)	304	588

Net loss	$(290)	$(13,098)	$(33,106)	$(45,646)

Net loss per share—basic and diluted	$(0.03)	$(2.09)	$(4.34)	$(7.30)
Weighted average shares of common stock used in calculation of net loss per share – basic and diluted	10,229	6,269	7,634	6,257

Other comprehensive loss:
Foreign exchange translation adjustment	(192)	(267)	(424)	(142)

Total comprehensive loss	$(482)	$(13,365)	$(33,530)	$(45,788)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

DIALOGIC INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(33,106)	$(45,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,205	14,062
Stock-based compensation	1,896	2,328
Amortization of debt issuance costs and debt discount	677	2,208
Fair value adjustment to warrants	(2,154)	—
Loss on disposal of fixed assets	364	—
Payment-in-kind interest expense on long-term debt	2,986	630
Deferred taxes	(48)	—
Bad debt expense, net	334	96
Other non-cash charges	(108)	230
Net changes in operating assets and liabilities:
Accounts receivable	6,994	11,829
Inventories	9,742	5,905
Other current assets	1,715	5,116
Accounts payable and accrued liabilities	(5,031)	(4,971)
Deferred revenue	(1,617)	(2,952)
Income taxes payable	(693)	(209)
Interest payable, related parties	(443)	305
Other long-term liabilities	1,396	—

Net cash used in operating activities	(7,891)	(11,069)

Cash flows from investing activities:
Restricted cash	497	(952)
Purchases of property and equipment	(967)	(2,315)
Purchases of intangible assets	(73)	(129)
Other assets	—	(103)

Net cash used in investing activities	(543)	(3,499)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	157
Debt issuance costs	(1,511)	—
Proceeds from (payments on) bank indebtedness, net	(1,800)	(1,190)
Proceeds from long-term debt	4,000	—

Net cash provided by (used in) financing activities	689	(1,033)

Effect of exchange rate changes on cash and cash equivalents	53	24

Net decrease in cash and cash equivalents	(7,692)	(15,577)
Cash and cash equivalents at beginning of period	10,353	24,559

Cash and cash equivalents at end of period	$2,661	$8,982

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$5,293	$10,024

Income taxes	$548	$1,287

Non-cash transactions:
Fair value adjustments to goodwill	$—	$392

Prepayment premium on term loan conversion paid in convertible notes	$1,500	$—

Accrued interest converted to long-term debt	$2,958	$—

Issuance of warrants in connection with debt refinancing	$7,072	$—

Conversion of long-term debt	$33,034	$—

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and September 30, 2011 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On September 14, 2012, the Company effected a reverse split of its common stock pursuant to which each five shares of common stock outstanding became one share of common stock. All references to shares in the accompanying unaudited condensed consolidated financial statements and the notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively for all periods presented. Previously awarded options, restricted stock units and warrants to purchase shares of the Company’s common stock have been also retroactively adjusted to reflect the reverse stock split.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2011 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the annual financial statements and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and September 30, 2011, and cash flows for the nine months ended September 30, 2012 and September 30, 2011. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Note 3 – Summary of Significant Accounting Policies

As of September 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed except for the following:

(a) Risks and Uncertainties

        As discussed further in Note 8, on March 22, 2012, the Company amended the second amended and restated credit agreement dated October 1, 2010 (the “Term Loan Agreement”) with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”), which extended the maturity date to March 31, 2015, reduced the stated interest rate to 10% from 15% and revised the financial covenants. Also discussed in more detail in Note 8, on April 11, 2012 $33.0 million of outstanding debt (face value) under the Term Loan

Agreement and $5.0 million of outstanding stockholder loans (the “Stockholder Loans”) were cancelled in exchange for convertible promissory notes (the “Notes”), which Notes were converted into common stock on August 8, 2012. These actions were determined to be a troubled debt restructuring and were taken to improve the Company’s liquidity, leverage and future operating cash flow. The Company also took certain restructuring actions during the nine months ended September 30, 2012 (see Note 9 for further discussion), designed to improve the Company’s future operating performance.

As discussed further in Notes 7 and 8, the Company is required to meet certain financial covenants under the Term Loan Agreement and Revolving Credit Facility, including minimum EBITDA (as adjusted), minimum liquidity, minimum interest coverage ratio and maximum consolidated total leverage ratio, each beginning in the quarter ending June 30, 2013. Specifically, the EBITDA (as adjusted) covenant requires $16.9 million of EBITDA (as adjusted) for the four quarters ending June 30, 2013. In the event that forecasts of EBITDA (as adjusted) are reduced from anticipated levels, the covenants may not be met and the Company would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

If future covenant or other defaults occur under the Term Loan Agreement or under the Revolving Credit Agreement (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC (the “Revolving Credit Lender”), the Company does not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the Company’s obligations under the Revolving Credit Agreement or Term Loan Agreement and the Company’s failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Loan Lenders could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, the Company could seek to reorganize its business or the Company or a trustee appointed by the court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If the Company needed to liquidate its assets, the Company might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

Based on the Company’s current plans and business conditions, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through 2012. The Company will need to either raise additional funding to fund future operations or to implement a business plan where cash flow will fully fund operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that we will achieve profitable operations. If the Company is unable to raise additional capital to fund our operations, it will need to curtail planned activities and to reduce costs. Doing so may affect the Company’s ability to operate effectively.

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

(c) Concentrations and Credit risk

As of September 30, 2012 and December 31, 2011, accounts receivable aggregating approximately $9.2 million and $10.9 million, respectively, were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.20% of consolidated revenues.

No customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2012 and September 30, 2011. No customer accounted for more than 10% of accounts receivable as of September 30, 2012. One customer accounted for 12% of accounts receivable as of December 31, 2011.

Note 4 – Goodwill and Intangible Assets

Goodwill at September 30, 2012 and December 31, 2011 was $31.2 million. The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist.

During the nine months ended September 30, 2012, the Company recorded additional amortization expense of $0.5 million for a change in useful lives of technology assets, which was recorded as a component of cost of product revenue in the accompanying unaudited condensed consolidated statements of operations. The Company wrote-off the gross intangible asset in the amount of $2.3 million and accumulated amortization in the amount of $2.3 million. There were no changes to the useful lives of the remaining intangible asset categories. As of September 30, 2012, no indicators of impairment were identified.

The following sets forth a summary of intangible assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(44,628)	11,321
Customer relationships	38,312	(33,137)	5,175
Software licenses	3,489	(3,483)	6
Other	1,317	(1,144)	173

Total intangible assets	$109,067	$(82,392)	$26,675

	December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	58,239	(42,529)	15,710
Customer relationships	38,312	(30,994)	7,318
Software licenses	3,489	(3,475)	14
Other	1,244	(1,019)	225

Total intangible assets	$111,284	$(78,017)	$33,267

Amortization expense was $1.6 million and $3.5 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Amortization expense was $6.7 million and $10.4 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Note 5 – Fair Value Measurement

Assets and liabilities are measured and recorded at fair value on a recurring basis for cash, cash equivalents and warrants, as presented in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. Cash equivalents consist of instruments with remaining maturities of three months or less at the date of purchase.

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

The Company measures its warrants at fair value on a recurring basis and has determined that these financial assets should be classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of September 30, 2012 using the Black-Scholes method of valuation using the following assumptions:

Expected Term	4.5 years
Volatility	90.00%
Dividend Yield	0%
Risk-Free Interest Rate	0.62%

	Fair Value at Reporting Date Using
	September 30, 2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Liabilities:
Warrants	$4,917	$—	$4,917	$—

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

Note 6 – Balance Sheet Components

The following tables set forth details of selected balance sheet items as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Inventory:
Raw material and components	$4,477	$8,941
Work in process	2,120	6,799
Finished products	3,144	4,387

Total inventory	$9,741	$20,127

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components, work in process and finished products. During the nine months ended September 30, 2012, the Company recorded a charge of $4.8 million for the write-down of excess and obsolete inventory and capitalized overhead, which was recorded as a component of cost of product revenue in the accompanying unaudited condensed consolidated statements of operations.

	September 30, 2012	December 31, 2011
Property and equipment, net:
Computer equipment and software	$40,617	$41,668
Furniture and fixtures	3,237	3,811
Machinery and equipment	12,201	12,433
Leasehold improvements	4,592	4,709

	60,647	62,621
Accumulated depreciation	(54,168)	(54,674)

Total property and equipment, net	$6,479	$7,947

Depreciation expense on property and equipment was $0.7 million and $1.2 million for the three months and $2.5 million and $3.7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

	September 30, 2012	December 31, 2011
Accrued liabilities:
Accrued compensation and benefits	$7,680	$9,554
Accrued restructuring expenses	2,137	1,828
Accrued royalty expenses	1,405	954
Accrued external sales agent commissions	1,255	1,230
Deferred rent	172	609
Other accrued expenses	5,649	8,274

Total accrued liabilities	$18,298	$22,449

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

As of September 30, 2012, the borrowing base under the Revolving Credit Agreement amounted to $15.8 million, the Company borrowed $10.7 million, and the unused line of credit totaled $14.3 million, of which $5.1 million was available for additional borrowings.

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

Average interest rates for the three months ended September 30, 2012 and September 30, 2011 were 4.75% and 5.75%, respectively. Average interest rates for the nine months ended September 30, 2012 and September 30, 2011 were 5.05% and 5.75%, respectively.

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

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. If the average amount of availability under the Revolving Credit Agreement plus unencumbered cash of the Company and the Revolving Credit Guarantors for the 30-day period preceding the applicable testing date is less than $2.5 million then the Company must maintain a Minimum EBITDA of at least $1.0 million for the three month period ending on June 30, 2012; $4.0 million for the six month period ending on September 30, 2012 and $7.5 million for the nine month period ending December 31, 2012. As of September 30, 2012, the Company exceeded the minimum liquidity requirement of $2.5 million; and therefore was not required to maintain a Minimum EBITDA for the three months ended September 30, 2012.

The Company must also maintain Minimum EBITDA of $16.9 million for the twelve month period ending on June 30, 2013; $17.1 million for each of the twelve month periods ending on September 30, 2013 and December 31, 2013; $18.1 million for the twelve month period ending on March 31, 2014; $19.4 million for the twelve month period ending on June 30, 2014; $20.9 million for the twelve month period ending on September 30, 2014; $22.6 million for the twelve month period ending on December 31, 2014; and $24.7 million for the twelve month period ending on March 31, 2015 and the last date of each twelve month period thereafter.

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

On November 13, 2012, the Company and certain of its subsidiaries entered into a Nineteenth Amendment to Revolving Credit Agreement (the “Nineteenth Amendment”) with the Revolving Credit Lender. Pursuant to the Nineteenth Amendment , the Revolving Credit Agreement was amended to postpone the application of certain financial covenants, including the minimum EBITDA and the minimum liquidity covenants, from the fiscal quarter ending March 31, 2013 to the fiscal quarter ending June 30, 2013 provided that the average amount of Availability (as defined in the Revolving Credit Agreement) plus any unencumbered cash held by Dialogic Corporation or any Guarantor (as defined in the Revolving Credit Agreement ) (in the United States or any foreign jurisdiction) for the 30-day period immediately preceding the end of a fiscal quarter exceeds $2,500,000. The Revolving Credit Agreement was also amended to reduce the Borrowing Base by an availability block in the amount of $250,000 at all times from the Nineteenth Amendment Effective Date through compliance with the financial covenants for the period ending June 30, 2013. In addition the definition of Triggering Event in the Revolving Credit Agreement was amended to add as of any date of determination, that Qualified Cash (as defined in the Revolving Credit Agreement) is at any time less than $2,500,000.

Note 8 – Debt and Related Party Transactions

Term Loan Agreement

On March 22, 2012, the Company entered into a third amended and restated Term Loan Agreement with the Term Lenders (the “Third Amendment”), which among other things lowered stated interest rate to 10% from 15%, extended the maturity date to March 31, 2015 and established new covenants. Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 48% of the Company’s common stock as of September 30, 2012. A Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors. In connection with entering into the Third Amendment, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share.

The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the Company’s accompanying unaudited condensed consolidated balance sheet. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss. The fair value of the warrants was determined to be $4.9 million at September 30, 2012 and the Company recorded a gain of $1.8 million and $2.2 million for the three and nine months ended September 30, 2012, respectively, to reflect this change in fair value, which is recorded as a component of other income (expense), net in the accompanying unaudited condensed consolidated statement of operations.

The following describes certain provisions of the Term Loan Agreement as amended and restated on March 22, 2012.

Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to the Company up to $10.0 million on the same terms as the Term Loans. As of September 30, 2012, the Company had received $4.0 million under this provision.

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

The Company is required to offer to prepay the Term Loans out of the net proceeds of certain asset sales (including asset sales by the Company and its subsidiaries) at 100% of the principal amount of Term Loans prepaid, plus the prepayment premiums described above, subject to the Company’s right to retain proceeds of up to $1.0 million in the aggregate each fiscal year. Subject to the right to retain proceeds of up to $1.5 million in the aggregate in each fiscal year, the Company is also required to prepay the Term Loans out of 50% of the net proceeds from certain equity issuances by the Company and its subsidiaries, plus the prepayment premiums described above, except that no prepayment premium is required to be paid in respect of the first $35 million of net proceeds of an issuance by the Company of stock at a price of $6.25 per share or more.

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10% except that, in 2012 and thereafter if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and paid in kind (“PIK”). Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%. For interest incurred during the three months ended September 30, 2012, the Company was permitted, based on an agreement with the Term Lender dated October 1, 2012, to pay the cash interest due as PIK.

Guarantors. The Term Loans are guaranteed by the Company, Dialogic US Inc., Dialogic Distribution Limited, Dialogic Manufacturing Limited, Dialogic Networks (Israel) Ltd., Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. and certain U.S. subsidiaries of the Company (collectively, the “Term Loan Guarantors”).

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

•

Minimum Liquidity — Defined as either liquidity of not less than $15.0 million or Qualified Cash (as defined in the Term Loan Agreement) of not less than $10.0 million, as of June 30, 2013 and thereafter.

•

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $16.9 million for the four quarters ending June 30, 2013; $17.1 million for the four quarters ending September 30, 2013 and December 31, 2013; $18.1 million for the four quarters ending March 31, 2014; $19.4 million for the four quarters ending June 30, 2014; $20.9 million for the four quarters ending September 30, 2014; $22.6 million for the four quarters ending December 31, 2014; and $24.7 million for the four quarters ending March 31, 2015.

•

Minimum Interest Coverage Ratio — Defined as the ratio of (i) Consolidated EBITDA for such period minus Consolidated Capital Expenditures for such period to (ii) Consolidated Interest Expense for such period and is not permitted to be less than the correlative ratio of 1.50 to 1 for the four quarters ending June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015.

•

Maximum Consolidated Total Leverage Ratio — Defined as the ratio of (i) the total consolidated debt outstanding at the end of the quarter to (ii) the consolidated EBITDA for such period and is not permitted to be greater than a ratio of 3.90 to 1 for the four quarters ending June 30, 2013; ratio of 3.80 to 1 for the four quarters ending September 30, 2013; ratio of 3.90 to 1 for the four quarters ending December 31, 2013; ratio of 3.60 to 1 for the four quarters ending March 31, 2014; ratio of 3.40 to 1 for the four quarters ending June 30, 2014; ratio of 3.20 to 1 for the four quarters ending September 30, 2014; ratio of 2.90 to 1 for the four quarters ending December 31, 2014; and ratio of 2.7 to 1 for the four quarters ending March 31, 2015.

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

For the three months ended September 30, 2012 and September 30, 2011, the Company recorded interest expense of $1.5 million and $4.2 million, respectively, related to the Term Loan Agreement, of which $1.6 million and zero, respectively, related to accrued PIK interest. For the nine months ended September 30, 2012 and September 30, 2011, the Company recorded interest expense of $7.5 million and $11.4 million, respectively, related to the Term Loan Agreement of which $2.6 million and zero, respectively, related to accrued PIK interest; and $0.8 million and $1.7 million, respectively, related to amortization charges for deferred debt issuance costs and accretion of debt discount.

On April 11, 2012, the Company and certain of its subsidiaries entered into a First Amendment to the Term Loan Agreement (the “First Amendment”). Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the cancellation of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for the Notes, and a share of the Company’s Series D-1 Preferred Stock, subject to payment of a prepayment premium of $1.5 million. The Term Loan Agreement was also amended to permit the Company to issue the remaining Notes sold in the Private Placement. On August 8, 2012, the Notes were converted into common stock.

On November 6, 2012, Dialogic Corporation and the Term Loan Guarantors entered into a Second Amendment to the Term Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the financial covenants in the Term Loan Agreement, including the minimum EBITDA and the minimum liquidity covenants, were amended to postpone the application of the financial covenants. Previously the financial covenants would have commenced in the fiscal quarter ending March 31, 2013 and under the terms of the Second Amendment they will commence in the fiscal quarter ending June 30, 2013.

Stockholder Loans

As of September 30, 2012 and December 31, 2011, the Company had zero and $4.8 million, respectively, in Stockholder Loans to certain stockholders of the Company (the “Related Party Lenders”), including the Company’s Chief Executive Officer and members of the Company’s Board of Directors, which bore interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from their September 2015 maturity date. On April 11, 2012, the Stockholder Loans were exchanged for the Notes. On August 8, 2012, the Notes were converted into common stock.

During the three and nine months ended September 30, 2012, respectively, the Company recorded interest expense related to these Stockholder Loans of zero and $0.3 million, compared to $0.2 million and $0.6 million in the corresponding 2011 periods. There were no covenants or cross default provisions associated with the Stockholder Loans.

The following table summarizes debt with related parties as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Term Loan, principal	$66,466	$89,875
Debt Discount	(2,233)	—

	64,233	89,875
Shareholder Loans	—	4,800

Total long-term	64,233	94,675
Accrued interest payable—term loan	—	3,452

	$64,233	$98,127

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

On April 11, 2012, the Company entered into a securities purchase agreement, as amended by a Letter Agreement with an effective date of May 10, 2012 (the “Purchase Agreement”) with accredited investors (the “Investors”), including certain related parties, pursuant to which the Company issued and sold $39.5 million aggregate principal amount of the Notes and one share of the Company’s Series D-1 Preferred Stock, par value $0.001 per share (the “Series D-1 Preferred Share”), to the Investors in a private placement (the “Private Placement”) in exchange for the cancellation of $38.0 million of Term Loans and Stockholder Loans. This exchange of debt was treated as a “Troubled Debt Restructuring” in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-60, “Troubled Debt Restructurings by Debtors” (“ASC 470-60”), as the Company had been experiencing financial difficulty and the lenders granted a concession to the Company. The Company assessed the total future cash flows of the restructured debt as compared to the carrying amount of the original debt and determined the total future cash flows to be greater than the carrying amount at the date of the restructuring. Further, the effective interest rate for both the Term Loans and Stockholders Loans was higher before the restructuring than subsequent to the restructuring. As such, the carrying amount was not adjusted and no gain was recorded, consistent with troubled debt restructuring accounting.

The following table sets forth the carrying amounts of long-term debt prior to the restructuring on April 11, 2012, and carrying amounts of the long-term debt upon effecting the modifications described above.

	Prior to Restructuring	Subsequent to Restructuring
Term Loan, principal	$94,093	$61,135
Term Loan Debt Discount	(7,657)	(2,530)

	86,436	58,605

Convertible Notes, carrying value	—	32,905

	—	32,905

Shareholder Loans	5,074	—

Total long-term	91,510	91,510
Accrued interest payable—term loan	260	260

	$91,770	$91,770

The conversion feature embedded in the Notes was not required to be bifurcated on the restructuring closing date and separately measured as a derivative liability, as the Company had sufficient authorized and unissued common shares to satisfy conversion of the Notes among other criteria that were met. Further, stockholders owning greater than 50% of the Company’s common stock already agreed to conversion, and as a result, on August 8, 2012, the Notes were converted into equity.

The Notes

The Investors in the Private Placement included the Term Lenders and the Related Party Lenders. The Term Lenders purchased $34.5 million aggregate principal amount of Notes in exchange for the cancellation of (i) $33.0 million in outstanding principal under the Term Loan Agreement, $3.0 million of which represents accrued but unpaid interest that was capitalized under the Term Loan Agreement on March 22, 2012 (the “Interest Amount”), and (ii) a prepayment premium of $1.5 million triggered by the cancellation of the outstanding debt described above. The remaining $5.0 million aggregate principal amount of Notes was purchased by the Related Party Lenders in exchange for the cancellation of Stockholder Loans.

The Notes had an interest at the rate of 1% per annum, compounded annually, and were converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) on August 8, 2012. The conversion price of the Notes was generally $5.00 per share, except for the Notes of $3.0 million issued to the Term Lenders in exchange for the cancellation of the Interest Amount, which had a conversion price of $4.35 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest converted into approximately 8.0 million shares of Common Stock upon stockholder approval of the Private Placement on August 8, 2012.

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

For the three and nine months ended September 30, 2012, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.2 million and $3.6 million, respectively. Such charges were recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations. Substantially, all of these costs are expected to be cash expenditures. As of September 30, 2012, $1.4 million remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

For the three and nine months ended September 30, 2011, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $1.7 million and $2.9 million, respectively. As of December 31, 2011, $1.4 million was accrued and unpaid for termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

In an effort to reduce overall operating expenses, the Company decided it was beneficial to close or consolidate office space at certain locations. For the three and nine months ended September 30, 2012, the Company incurred expense of $0.3 million and $1.2 million, respectively, in lease and facility exit costs related to the Company’s research and development facilities in Eatontown, New Jersey, Getzville, New York and Renningen, Germany. Such charges are recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations.

For the three and nine months ended September 30, 2011, the Company incurred expense of zero and $3.6 million, respectively, related to lease and facility exits costs for the Company’s Salem, New Hampshire and Parsippany, New Jersey facilities.

As of September 30, 2012, $0.8 million of lease and facility exit costs were reflected as a component of accrued liabilities and $2.2 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2011, $0.5 million was reflected as a component of accrued liabilities and $2.4 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table sets forth restructuring activity for the three and nine month periods ended on March 31, 2012, June 30, 2012 and September 30, 2012, respectively:

	Employee Termination/ Severance and Related Costs	Facilities Costs	Total
Balance at December 31, 2011	$1,357	$2,942	4,299
Charges to operations	57	—	57
Payments made during the quarter	(1,173)	(204)	(1,377)

Balance at March 31, 2012	241	2,738	2,979
Charges to operations	3,341	905	4,246
Payments made during the quarter	(985)	(216)	(1,201)

Balance at June 30, 2012	2,597	3,427	6,024
Charges to operations	179	278	457
Payments made during the quarter	(1,408)	(668)	(2,076)

Balance at September 30, 2012	$1,368	$3,037	$4,405

Note 10 – Stock-Based Compensation

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$86	$89	$244	$245
Research and development	146	239	506	565
Sales and marketing	175	234	551	775
General and administrative	238	198	595	743

Total stock-based compensation expense	$645	$760	$1,896	$2,328

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2012 is set forth in the following table:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (In Years)
	(in 000’s)
Balance at December 31, 2011	581	$23.88	3.25
Options granted	401	$4.88
Options exercised	—
Options cancelled and forfeited	(136)

Balance at September 30, 2012	846	$14.90	7.75

Options vested and expected to vest at September 30, 2012	795	$15.47	7.63
Options exercisable at September 30, 2012	296	$28.88	4.70

During the three and nine months ended September 30, 2012 and September 30, 2011, the Company granted the following stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options granted (in 000’s)	27	70	401	150
Weighted-average grant date fair value per share	$3.95	$8.93	$2.93	12.64

For the three months ended September 30, 2012 and September 30, 2011, stock-based compensation related to stock options amounted to $0.3 million in both periods. For the nine months ended September 30, 2012 and September 30, 2011, stock-based compensation expense related to stock options amounted to $0.8 million and $1.2 million, respectively.

The total intrinsic value of options exercised was zero and $0.3 million during the nine months ended September 30, 2012 and September 30, 2011, respectively.

As of September 30, 2012, the balance of $2.6 million of total unrecognized compensation cost related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 3.10 years.

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

The following weighted average assumptions were used to value options granted during the three and nine months ended September 30, 2012 and September 30, 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected term (in years)	6.00	6.00	6.00	6.00
Risk -free interest rate	0.95%	1.16%	0.87%	1.93%
Volatility	89.00%	81.00%	89.00%	77.30%
Dividend yield	—	—	—	—

Restricted Stock Awards

Restricted stock award activity for the period from December 31, 2011 to September 30, 2012 was as follows:

	Number of Options Outstanding	Weighted Average Contractual Life (In Years)
	(in 000’s)
Balance at December 31, 2011	131	1.34
Restricted stock units granted	196
Restricted stock units releases	(70)
Restricted stock units cancelled and forfeited	(16)

Balance at September 30, 2012	241	1.21

	Number of Shares (in 000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	131	$4.84
Granted	196	$3.87
Vested	(70)	$4.49
Forfeited or expired	(16)	$24.11

Nonvested at September 30, 2012	241	$8.19

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

For the three months ended September 30, 2012 and September 30, 2011, stock-based compensation related to restricted stock awards amounted to $0.4 million, in both periods. For the nine months ended September 30, 2012 and September 30, 2011, stock-based compensation expense related to restricted stock awards amounted to $1.0 million and $1.1 million, respectively.

As of September 30, 2012, 240,626 shares of restricted stock based awards were outstanding and unvested, with an aggregate intrinsic value of $0.6 million. During the three and nine months ended September 30, 2012, the aggregate intrinsic value of vested restricted stock based awards was zero and $0.3 million, respectively.

As of September 30, 2012, the balance of $1.5 million of total unrecognized compensation cost related to non-vested restricted stock granted to employees and directors is expected to be recognized over a weighted average period of 1.74 years.

Stock Purchase Plan

As of September 30, 2012, 30,326 shares have been issued under this plan and 165,730 shares remained available for issuance under the Employee Stock Purchase Plan (“ESPP”).

Subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common shares under the ESPP. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. The first purchase period under the ESPP commenced on June 1, 2011 and the next offering period is expected to commence on November 15, 2012 and end on May 14, 2013.

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

Basic and diluted net loss per share was calculated as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(290)	$(13,098)	$(33,106)	$(45,646)

Denominator:
Basic and diluted weighted-average shares:
Weighted-average shares used in computing basic and diluted net income (loss) per share	10,229	6,269	7,634	6,257

Net income (loss) per share - basic and diluted	$(0.03)	$(2.09)	$(4.34)	$(7.30)

Note 12 – Commitments and Contingencies

(a) Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel have been partially financed through grants from that country’s Office of the Chief Scientist (“OCS”). In return for the OCS’s participation, the Company is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the accompanying unaudited condensed consolidated statements of operations as an offset to related research and development expenses. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues were $0.4 million and $0.3 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011, the royalty payable amounted to $0.7 million and $0.4 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.9 million and $17.6 million, respectively, as of September 30, 2012 and December 31, 2011.

(b) Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. As of September 30, 2012 and December 31, 2011, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.0 million and $1.5 million, respectively. The guarantee term generally varies from three months to 30 years. The guarantees are usually provided for approximately 10% of the contract value.

(c) SEC Investigation

On March 28, 2011, the Company received a letter from the SEC informing the Company that the SEC was conducting an informal inquiry (“SEC Informal Inquiry”), and requesting that the Company preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed the Company that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by former Veraz Networks Inc. business during periods prior to completion of the Company’s business combination with Dialogic Corporation. The Company’s Board of Directors (the “Board”), appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP (“Sheppard Mullin”), as outside counsel to the committee. The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and the Company has updated and improved its compliance procedures. In addition, the Company produced documents to the Department of Justice (“DOJ”), relating to the SEC Informal

Inquiry. Sheppard Mullin subsequently became counsel to the Company on this matter and with Sheppard Mullin, the Company continues to fully cooperate with the SEC and DOJ, in connection with the SEC Informal Inquiry. At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. Based on information currently available to the Company, it believes that any of the allegations, even if true, would not have a material adverse effect on the accompanying unaudited condensed consolidated financial statements.

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

The following tables set forth revenue and long-lived assets by geographic area.

(a) Revenue by geographic areas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Americas	$17,867	$20,445	$55,775	$66,310
Europe, Middle East, Africa	13,350	16,381	39,128	50,113
Asia Pacific	11,174	10,595	27,154	31,649

Total revenue	$42,391	$47,421	$122,057	$148,072

(b) Long-lived assets and goodwill by geographic area

	September 30, 2012	December 31, 2011
Americas:
United States	$33,360	$36,067
Canada	29,228	34,289
Other foreign countries	1,789	2,081

Total long-lived assets	$64,377	$72,437

Note 14 – Income Taxes

The Company recorded an income tax provision of $0.1 million and an income tax benefit of ($0.6) million for the three months ended September 30, 2012 and September 30, 2011, respectively. For the three months ended September 30, 2012 and September 30, 2011, the Company’s effective tax rate was approximately 10.9% and 4.1%, respectively.

For the nine months ended September 30, 2012 and September 30, 2011, the Company recorded a provision for income taxes of $0.3 million and $0.6 million, respectively. For the nine months ended September 30, 2012 and September 30, 2011, the Company’s effective tax rate was approximately (0.9)% and (1.3)%, respectively.

The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the US and foreign jurisdictions. The tax expense for the three months and nine months ended September 30, 2012 was primarily due to current tax expense in the Company’s profitable foreign entities with no corresponding tax attributes.

The Company’s net deferred tax assets were $0.6 million at September 30, 2012 and December 31, 2011. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income by the Company in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction/ (increase) of the valuation allowance will result in an income tax benefit/ (expense).

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

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of September 30, 2012 and December 31, 2011, the total liability for unrecognized tax benefits was $2.6 million and $2.5 million respectively, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the nine months ended September 30, 2012, the unrecognized tax benefits increased by $0.1 million due to interest expense.

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

As of September 30, 2012, our significant accounting policies and estimates, which are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, have not changed except for the following.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. For the nine months ended September 30, 2012, we incurred a net loss of $33.1 million and cash used in operating activities was $7.9 million. As of September 30, 2012, our cash and cash equivalent balance was $2.7 million, of which $2.2 million was held by subsidiaries outside the U.S. and could be subject to tax implications if repatriated to the U.S. As of September 30, 2012, current bank indebtedness was $10.7 million and debt with related parties, net of discount, was $64.2 million. Based on our current plans and business conditions, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements through 2012. We will need to either raise additional funding to fund future operations or to implement a business plan where cash flow will fully fund operations. However, there is no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will achieve profitable operations. If we are unable to raise additional capital to fund our operations, we will need to curtail planned activities and to reduce costs. Doing so may affect our ability to operate effectively.

On March 22, 2012, we amended the second amended and restated credit agreement dated October 1, 2010, or the Term Loan Agreement with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders, or the Term Lenders, which extended the maturity date to March 31, 2015, reduced the stated interest rate to 10% from 15% and revised the financial covenants. On April 11, 2012, $33.0 million of outstanding debt (face value) under the Term Loan Agreement and $5.0 million of outstanding stockholder loans, or the Stockholder Loans were cancelled in exchange for convertible promissory notes, or the Notes, which Notes were converted into approximately 8.0 million shares of our common stock on August 8, 2012. These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. We also took certain restructuring action during the nine months ended September 30, 2012, designed to improve our future operating performance.

We are required to meet certain financial covenants under the Term Loan Agreement, including minimum EBITDA (as adjusted), minimum liquidity, minimum interest coverage ratio and maximum consolidated total leverage ratio, each beginning in the quarter ending June 30, 2013. Specifically, the EBITDA (as adjusted) covenant requires $16.9 million of EBITDA (as adjusted) for the four quarters ending June 30, 2013. In the event that forecasts of EBITDA (as adjusted) are reduced from anticipated levels, the covenants may not be met and we would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

If future covenant or other defaults occur under the Term Loan Agreement or under the Revolving Credit Agreement with Wells Fargo Foothill Canada ULC, or the Revolving Credit Lender, we do not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of our obligations under the Revolving Credit Agreement or Term Loan Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Loan Lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize its business or the Company or a trustee appointed by the court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate its assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors such as the convertible promissory notes, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

Results of Operations (amounts in 000’s)

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

Revenue

	Three Months Ended September 30,
	2012		2011		Period-to-Period Change
(USD and $000’s)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$32,140	76%	$36,604	77%	$(4,464)	(12)%
Services	10,251	24	10,817	23	(566)	(5)

Total revenue	$42,391	100%	$47,421	100%	$(5,030)	(11)%

Legacy vs. Next-Gen
Legacy	$13,527	32%	$17,239	36%	$(3,712)	(22)%
Next-Gen	28,864	68	30,182	64	(1,318)	(4)

Total revenue	$42,391	100%	$47,421	100%	$(5,030)	(11)%

Revenue by geography:
Americas	$17,867	42%	$20,445	43%	$(2,578)	(13)%
Europe, Middle East and Africa	13,350	31	16,381	35	(3,031)	(19)
Asia Pacific	11,174	27	10,595	22	579	5

Total revenue	$42,391	100%	$47,421	100%	$(5,030)	(11)%

Revenue

Total revenue of $42.4 million for the three months ended September 30, 2012 decreased by $5.0 million, or 11%, from $47.4 million for the three months ended September 30, 2011.

Our product revenue was 76% of total revenue at $32.1 million for the three months ended September 30, 2012, compared to 77% of total revenue, or $36.6 million for the three months ended September 30, 2011, a decrease of $4.5 million, or 12%. The decrease in product revenue is primarily attributable to project timing and associated revenue recognition of Next-Gen products, as well as a slower than expected sales of Legacy products, compared to the corresponding 2011 period.

Our services revenue was 24% of total revenue at $10.3 million for the three months ended September 30, 2012, compared to 23% of total revenue, or $10.8 million for the three months ended September 30, 2011, a decrease of $0.6 million, or 5%. The decrease in services revenue was the result of decommissioning of our Legacy products in customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2012		2011		Period-to-Period Change
(USD and $000’s)	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$11,070	34%	$13,700	38%	$(2,630)	(19)%
Services	5,118	50	5,358	50	(240)	(4)

Total cost of revenues	$16,188	38%	$19,058	40%	$(2,870)	(15)%

Gross Profit:
Products	$21,070	66%	$22,904	62%	$(1,834)	(8)%
Services	5,133	50	5,459	50	(326)	(6)

Total gross profit	$26,203	62%	$28,363	60%	$(2,160)	(8)%

Cost of Revenue

Total cost of revenue of $16.2 million for the three months ended September 30, 2012 decreased by 15% or $2.9 million from $19.1 million for the three months ended September 30, 2011.

Cost of product revenue of $11.1 million for the three months ended September 30, 2012 decreased by 19% or $2.6 million from $13.7 million for the three months ended September 30, 2011. The change is primarily attributable to lower standard product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in headcount.

Cost of services revenues of $5.1 million for the three months ended September 30, 2012 decreased by 4% or $0.2 million from $5.4 million for the three months ended September 30, 2011, as a result of the decrease in headcount compared to the corresponding 2011 period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $26.2 million for the three months ended September 30, 2012 decreased by $2.2 million, or 8%, from $28.4 million for the three months ended September 30, 2011. Gross profit margin increased to 62% of total revenue for the three months ended September 30, 2012 from 60% of total revenue for the three months ended September 30, 2011.

For the three months ended September 30, 2012, product gross profit decreased by 8%, or $1.8 million, from $22.9 million for the three months ended September 30, 2011 to $21.1 million for the three months ended September 30, 2012. Gross profit margin increased from 62% of total product revenue for the three months ended September 30, 2011 to 66% of total product revenue for the three months ended September 30, 2012. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue.

For the three months ended September 30, 2012, services gross profit decreased by 6%, or $0.3 million from $5.5 million for the three months ended September 30, 2011 to $5.1 million for the three months ended September 30, 2012, due to revenue recognized on a contract for which there were no associated costs incurred during the period. In the normal course of business, we may experience fluctuations in our gross profit margin as revenue is recognized on significant contracts. Gross profit margin remained consistent at 50% for the three months ended September 30, 2012 and the three months ended September 30, 2011.

Operating Expenses

	Three Months Ended September 30,
	2012		2011		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$9,266	21%	$13,540	29%	$(4,274)	(32)%
Sales and marketing	9,261	21	12,664	27	(3,403)	(27)
General and administrative	7,375	17	9,391	20	(2,016)	(21)
Restructuring charges	457	1	1,674	4	(1,217)	(73)

Total operating expenses	$26,359	61%	$37,269	79%	$(10,910)	(29)%

Research and Development Expenses

Research and development expenses of $9.3 million, or 21% of total revenue, for the three months ended September 30, 2012 decreased by $4.3 million, or 32%, from $13.5 million, or 29%, of total revenue for the three months ended September 30, 2011. The change was primarily the result of a decrease in salaries and benefits of $2.9 million associated with a decrease in departmental headcount, as the result of our restructuring efforts.

Sales and Marketing

Sales and marketing expenses of $9.3 million, or 21% of total revenue, for the three months ended September 30, 2012 decreased by $3.4 million, or 27%, from $12.7 million, or 27% of total revenue for the three months ended September 30, 2011. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits of $1.6 million, sales commissions of $0.1 million, travel and entertainment of $0.2 million and marketing expense of $0.2 million.

General and Administrative

General and administrative expenses of $7.4 million, or 17% of total revenue, for the three months ended September 30, 2012 decreased by $2.0 million, or 21%, from $9.4 million, or 20% of total revenue for the three months ended September 30, 2011. The change is primarily attributable to decreased expenses related to consulting fees of $1.5 million and salaries and employee benefits of $0.3 million.

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

For the three months ended September 30, 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.2 million. Substantially, all of these costs are expected to be cash expenditures. For the three months ended September 30, 2011, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $1.7 million. As of September 30, 2012 and December 31, 2011, $1.4 million and $1.4 million, respectively, remained accrued and unpaid for termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

In an effort to reduce overall operating expenses, we decided it was beneficial to close or consolidate office space at certain locations. For the three months ended September 30, 2012, we incurred expense of $0.3 million in lease and facility exit costs related to our Eatontown, New Jersey location. For the three months ended September 30, 2011, the Company did not incur expenses related to lease and facility exits costs. As of September 30, 2012 and December 31, 2011, we had a liability in the amount of $3.0 million and $2.9 million, respectively, which was accrued for lease and facility exit costs. As of September 30, 2012, $0.8 million was reflected as a component of accrued liabilities and $2.2 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2011, $0.5 million was reflected as a component of accrued liabilities and $2.4 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Interest Expense

Interest expense decreased by $2.9 million, or 62%, from $4.7 million for the three months ended September 30, 2011 to $1.8 million for the three months ended September 30, 2012. The decrease is primarily attributable to lower interest rates for the three months ended September 30, 2012 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10%. In addition, the interest rate on the Revolving Credit Agreement decreased from 5.75% for the three months ended September 30, 2011 to 4.75% for the three months ended September 30, 2012.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $1.8 million for the three months ended September 30, 2012, as a result of a decline in our stock price from June 30, 2012 to September 30, 2012. There was no such activity in the corresponding period of 2011, as no warrants were outstanding.

Foreign Exchange Loss net

Foreign exchange loss was $0.3 million for the three months ended September 30, 2012, compared to a loss of $0.1million for the three months ended September 30, 2011.

Income Tax Provision

We recorded an income tax provision of $0.1 million and an income tax benefit of ($0.6) million for the three months ended September 30, 2012 and September 30, 2011, respectively. The tax provision for the three months ended September 30, 2012 was primarily due to current tax expense in our profitable foreign entities with no corresponding tax attributes. The tax benefit during the three months ended September 30, 2011 was primarily attributable to a decrease in a reserve for uncertain tax positions. There was no deferred provision recorded in the three month periods ended September 30, 2012 or September 30, 2011.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Revenue

	Nine Months Ended September 30,
	2012		2011		Period-to-Period Change
(USD and $000’s)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$92,249	76%	$118,428	80%	$(26,179)	(22)%
Services	29,808	24	29,644	20	164	1

Total revenue	$122,057	100%	$148,072	100%	$(26,015)	(18)%

Legacy vs. Next-Gen
Legacy	$42,830	35%	$52,319	35%	$(9,489)	(18)%
Next-Gen	79,227	65	95,753	65	(16,526)	(17)

Total revenue	$122,057	100%	$148,072	100%	$(26,015)	(18)%

Revenue by geography:
Americas	$55,775	46%	$66,310	45%	$(10,535)	(16)%
Europe, Middle East and Africa	39,128	32	50,113	34	(10,985)	(22)
Asia Pacific	27,154	22	31,649	21	(4,495)	(14)

Total revenue	$122,057	100%	$148,072	100%	$(26,015)	(18)%

Revenue

Total revenue of $122.1 million for the nine months ended September 30, 2012 decreased by $26.0 million, or 18%, from $148.1 million for the nine months ended September 30, 2011.

Our product revenue was 76% of total revenues at $92.2 million for the nine months ended September 30, 2012, compared to 80% of total revenue, or $118.4 million for the nine months ended September 30, 2011, a decrease of $26.2 million, or 22%. The decrease in product revenue is primarily attributable to project timing and associated revenue recognition of Next-Gen products, as well as a slower than expected sales of Legacy products, compared to the corresponding 2011 period.

Our services revenue was 24% of total revenue at $29.8 million for the nine months ended September 30, 2012, compared to 20% of total revenue, or $29.6 million for the three months ended September 30, 2011, an increase of $0.2 million, or 1%. The increase in services revenue was the result of customer expansions and upgrades of our Next-Gen products, partially offset by a decommissioning of our Legacy products in customer networks.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2012		2011		Period-to-Period Change
(USD and $000’s)	Amount	% of Total Related Revenue	Amount	% of Total Related Revenue	Amount	Percentage
Cost of Revenues:
Products	$38,038	41%	$45,237	38%	$(7,199)	(16)%
Services	15,267	51	16,215	55	(948)	(6)

Total cost of revenues	$53,305	43%	$61,452	42%	$(8,147)	(13)%

Gross Profit:
Products	$54,211	59%	$73,191	62%	$(18,980)	(26)%
Services	14,541	49	13,429	45	1,112	8

Total gross profit	$68,752	57%	$86,620	58%	$(17,868)	(21)%

Cost of Revenue

Total cost of revenue of $53.3 million for the nine months ended September 30, 2012 decreased by 13% or $8.2 million from $61.5 million for the nine months ended September 30, 2011.

Cost of product revenue of $38.0 million for the nine months ended September 30, 2012 decreased by 16% or $7.2 million from $45.2 million for the nine months ended September 30, 2011. The change is primarily attributable to lower standard product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in headcount, partially offset by a $4.8 million charge during the nine months ended September 30, 2012, of which $4.2 million related to excess and obsolete inventory provision and $0.6 million related to capitalized overhead.

Cost of services revenues of $15.3 million for the nine months ended September 30, 2012 decreased by 6% or $0.9 million from $16.2 million for the nine months ended September 30, 2011. The change is primarily attributable to the decrease in headcount compared to the corresponding 2011 period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $68.7 million for the nine months ended September 30, 2012 decreased by $17.9 million, or 21%, from $86.6 million for the nine months ended September 30, 2011. Gross profit margin decreased from 58% of total revenue for the nine months ended September 30, 2011 to 57% of total revenue for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, product gross profit decreased by 26%, or $19.0 million, from $73.2 million for the nine months ended September 30, 2011 to $54.2 million for the nine months ended September 30, 2012. Gross profit margin decreased from 62% of total product revenue for the nine months ended September 30, 2011 to 59% of total product revenue for the nine months ended September 30, 2012. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue, as well as the charge of $4.8 million related to excess and obsolete inventory and capitalized overhead, as discussed above.

For the nine months ended September 30, 2012, services gross profit increased by 8%, or $1.1 million from $13.4 million for the nine months ended September 30, 2011 to $14.5 million for the nine months ended September 30, 2012, due to revenue recognized on a contract for which there were no associated costs incurred during the period, as well as improved efficiencies gained from our integration efforts. In the normal course of business, we may experience fluctuations in our gross margin as revenue is recognized on significant contracts. Gross profit margin increased from 45% for the nine months ended September 30, 2011 to 49% for the nine months ended September 30, 2012.

Operating Expenses

	Nine Months Ended September 30,
	2012		2011		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$33,459	27%	$42,262	29%	$(8,803)	(21)%
Sales and marketing	31,935	26	41,829	28	(9,894)	(24)
General and administrative	23,766	19	27,552	19	(3,786)	(14)
Restructuring charges	4,760	4	6,421	4	(1,661)	(26)

Total operating expenses	$93,920	76%	$118,064	80%	$(24,144)	(20)%

Research and Development Expenses

Research and development expenses of $33.5 million, or 27% of total revenue, for the nine months ended September 30, 2012 decreased by $8.8 million, or 21%, from $42.3 million, or 29% of total revenue for the nine months ended September 30, 2011. The decrease was primarily the result of a $6.8 million decrease in salaries and benefits associated with a decrease in departmental headcount, as the result of our integration and restructuring efforts.

We expect that research and development expenses on an absolute basis and as a percentage of total revenue will continue to decrease in 2012, as we continue to integrate our research and development operations.

Sales and Marketing

Sales and marketing expenses of $31.9 million, or 26% of total revenue, for the nine months ended September 30, 2012 decreased by $9.9 million, or 24%, from $41.8 million, or 28% of total revenue for the nine months ended September 30, 2011. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits of $4.2 million, sales commissions of $1.1 million, and travel and entertainment of $1.2 million.

We expect that sales and marketing expenses, on an absolute basis and as a percentage of total revenue will continue to decrease in 2012, as we continue to integrate our sales and marketing operations during the year.

General and Administrative

General and administrative expenses of $23.8 million, or 19% of total revenue, for the nine months ended September 30, 2012 decreased by $3.8 million, or 14%, from $27.6 million, or 19% of total revenue for the nine months ended September 30, 2011. The change is primarily attributable to decreased expenses for consulting fees of $1.9 million and salaries and employee benefits of $1.4 million.

We expect that general and administrative expenses, on an absolute dollar basis and as a percentage of total revenue, will decrease in 2012 as we continue to integrate our general and administrative operations during the year and gain efficiencies in lower overhead and employee costs.

Restructuring Charges

For the nine months ended September 30, 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $3.6 million. Substantially, all of these costs are expected to be cash expenditures. For the nine months ended September 30, 2011, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $2.8 million. As of September 30, 2012 and December 31, 2011, $1.4 million and $1.4 million, respectively, remained accrued and unpaid for termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

In an effort to reduce overall operating expenses, we decided it was beneficial to close or consolidate office space at certain locations. For the nine months ended September 30, 2012, we incurred expense of $1.2 million in lease and facility exit costs related to our Eatontown, New Jersey, Getzville, New York and Renningen, Germany locations. For the nine months ended September 30, 2011, the Company incurred expense of $3.6 million related to lease and facility exits costs for the Company’s Salem, New Hampshire and Parsippany, New Jersey facilities. As of September 30, 2012 and December 31, 2011, we had a liability in the amount of $3.0 million and $2.9 million, respectively, which was accrued for lease and facility exit costs. As of September 30, 2012, $0.8 million was reflected as a component of accrued liabilities and $2.2 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2011, $0.5 million was reflected as a component of accrued liabilities and $2.4 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Interest Expense

Interest expense decreased by $4.4 million or 33%, from $13.2 million for the nine months ended September 30, 2011 to $8.8 million for the nine months ended September 30, 2012. The decrease is primarily attributable to lower interest rates for the nine months ended September 30, 2012 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10%. In addition, the average interest rate on the Revolving Credit Agreement decreased from 5.75% for the nine months ended September 30, 2011 to 5.05% for the nine months ended September 30, 2012.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $2.2 million for the nine months ended September 30, 2012, as a result of a decline in our stock price from grant date to September 30, 2012. There was no such activity in the corresponding period of 2011, as no warrants were outstanding.

Foreign Exchange Loss, net

Foreign exchange loss was $1.0 million for the nine months ended September 30, 2012, compared to a loss of $0.4 million for the nine months ended September 30, 2011.

Income Tax Provision

For the nine months ended September 30, 2012 and September 30, 2011, we recorded a provision for income taxes of $0.3 million and $0.6 million, respectively. The tax provision during the nine months ended September 30, 2012 was primarily attributable to our profitable foreign operations. The tax provision during the nine months ended September 30, 2011 was primarily attributable to our profitable foreign operation which was partly offset by a decrease in a reserve for uncertain tax positions. There was no deferred provision recorded in the nine month periods ended September 30, 2012 or September 30, 2011.

Financial Position

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $2.7 million, compared to $10.4 million of cash and cash equivalents as of December 31, 2011. Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. As of September 30, 2012, we had borrowed $10.7 million under our Revolving Credit Agreement. Under the Revolving Credit Agreement, the unused line of credit totaled $14.3 million, of which $5.1 million was available to us. Since December 31, 2011, our borrowings decreased by $1.8 million under the Revolving Credit Agreement and we used net cash in operating activities of $7.9 million. As of September 30, 2012, availability under the Revolving Credit Agreement was $5.1 million, compared to $2.4 million as of December 31, 2011. In addition, during the nine months ended September 30, 2012, we borrowed $4.0 million under the Term Loan Agreement.

During the nine months ended September 30, 2012, we paid $5.3 million to service the interest payments on the Term Loan and Revolving Credit Agreements.

We monitor and manage liquidity by preparing and updating annual budgets, as well as monitor compliance with terms of our financing agreements.

We believe that we will continue as a going concern. For the nine months ended September 30, 2012, we incurred a net loss of $33.1 million and used cash in operating activities of $7.9 million. As of September 30, 2012, our cash and cash equivalents was $2.7 million, our bank indebtedness was $10.7 million and our long-term debt with related parties was $64.2 million, net of discount.

On March 22, 2012, we amended the second amended and restated credit agreement dated October 1, 2010, or the Term Loan Agreement with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders, or the Term Lenders, which extended the maturity date to March 31, 2015, reduced the stated interest rate to 10% from 15% and revised the financial covenants. On April 11, 2012 $33.0 million of outstanding debt (face value) under the Term Loan Agreement and $5.0 million of outstanding stockholder loans, or the Stockholder Loans were cancelled in exchange for convertible promissory notes, or the Notes, which Notes were converted into 8.0 million shares of our common stock on August 8, 2012. These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. We also took certain restructuring action during the nine months ended September 30, 2012, designed to improve our future operating performance.

We are required to meet certain financial covenants under the Term Loan Agreement, including minimum EBITDA (as adjusted), minimum liquidity, minimum interest coverage ratio and maximum consolidated total leverage ratio, each beginning in the quarter ending June 30, 2013. Specifically, the EBITDA covenant (as adjusted) requires $16.9 million of EBITDA (as adjusted) for the four quarters ending June 30, 2013. In the event that forecasts of EBITDA (as adjusted) are reduced from anticipated levels, the covenants may not be met and we would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

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

In the event of an acceleration of the our obligations under the Revolving Credit Agreement or Term Loan Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Loan Lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or our affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender followed by any unsecured creditors before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

Based on our current plans and business conditions, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements during 2012. We will need to either raise additional funding to fund future operations or to implement a business plan where cash flow will fully fund operations. However, there is no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will achieve profitable operations. If we are unable to raise additional capital to fund our operations, we will need to curtail planned activities and to reduce costs. Doing so may affect our ability to operate effectively.

Operating Activities

Net cash used in operating activities of $7.9 million for the nine months ended September 30, 2012 was primarily attributable to our net loss of $33.1 million, partially offset by adjustments for non-cash items aggregating to $13.1 million. Operating assets decreased by $18.4 million and operating liabilities decreased by $6.4 million. The decrease in operating assets relates to inventory of $9.7 million, accounts receivable of $7.0 million and other current assets of $1.7 million. The decrease in operating liabilities is primarily attributable to decreases of $5.0 million in accounts payable and accrued liabilities, deferred revenue of $1.6 million, income taxes payable of $0.7 million and interest payable of $0.4 million, partially offset by an increase in other long-term liabilities of $1.4 million.

Net cash used in operating activities of $11.1 million for the nine months ended September 30, 2011 was primarily attributable to our net loss of $45.6 million, partially offset by adjustments for non-cash items aggregating to $19.5 million. Operating assets decreased by $22.9 million and operating liabilities decreased by $7.8 million. The decrease in operating assets relates to accounts receivable of $11.8 million, other current assets of $5.1 million and inventory of $5.9 million. The decrease in operating liabilities is primarily attributable to decreases of $3.0 million in deferred revenue, accounts payable and accrued liabilities of $4.9 million, and income taxes payable of $0.2 million, partially offset by an increase in interest payable, related parties of $0.3 million.

Investing Activities

Net cash used in investing activities of $0.5 million for the nine months ended September 30, 2012 consisted primarily of an increase of $0.5 million related to restricted cash, offset by $1.0 million related to the purchase of property and equipment and $0.1 million of intangible asset purchases.

Net cash used in investing activities of $3.5 million for the nine months ended September 30, 2011 consisted primarily of a decrease of $1.0 million related to restricted cash, $2.3 million for the purchase of property and equipment, $0.1 million for the purchase of intangible assets and an increase in other assets of $0.1 million.

Financing Activities

Net cash provided by financing activities of $0.7 million for the nine months ended September 30, 2012 included $4.0 million in proceeds from our long-term debt, partially offset by net payments to our Revolving Credit Agreement of $1.8 million and debt issuance costs of $1.5 million.

Net cash used in financing activities of $1.0 million in the nine months ended September 30, 2011 included $1.2 million in payments on our Revolving Credit Agreement facility, partially offset by $0.2 million in proceeds from the exercise of stock options.

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

On April 11, 2012, we entered into a Purchase Agreement with accredited Investors including certain related parties, pursuant to which we issued and sold $39.5 million aggregate principal amount of the Notes and one share of Series D-1 Preferred Share, to the Investors in a Private Placement in exchange for $38.0 million of Term Loans and Stockholder Loans. This exchange of debt was treated as a “Troubled Debt Restructuring” in accordance FASB ASC 470-60, “Troubled Debt Restructurings by Debtors,” as we had been experiencing financial difficulty and the lenders granted a concession to us. We assessed the total future cash flows of the restructured debt as compared to the carrying amount of the original debt and determined the total future cash flows to be greater than the carrying amount at the date of the restructuring. Further, the effective interest rate for both the Term Loans and Stockholders Loans was higher before the restructuring than subsequent to the restructuring. As such, the carrying amount was not adjusted and no gain was recorded, consistent with troubled debt restructuring accounting.

The following table sets forth the carrying amounts of long-term debt prior to the restructuring on April 11, 2012, and carrying amounts of the long-term debt upon effecting the modifications described above.

	Prior to Restructuring	Subsequent to Restructuring
Term Loan, principal	$94,093	$61,135
Term Loan Debt Discount	(7,657)	(2,530)

	86,436	58,605

Convertible Notes, carrying value	—	32,905

	—	32,905

Shareholder Loans	5,074	—

Total long-term	91,510	91,510
Accrued interest payable—term loan	260	260

	$91,770	$91,770

The conversion feature embedded in the Notes was not required to be bifurcated on the restructuring closing date and separately measured as a derivative liability, as we have sufficient authorized and unissued common shares to satisfy conversion of the Notes among other criteria that were met. Further, stockholders owning greater than 50% of our common stock agreed to the conversion, and as a result, on August 8, 2012, the Notes were converted into equity.

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

The Notes had an interest at the rate of 1% per annum, compounded annually, and were convertible into shares of our common stock, par value $0.001 per share. The conversion price of the Notes was generally $5.00 per share, except that the Notes issued to the Term Lenders in exchange for the cancellation of the Interest Amount had a conversion price of $4.35 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest automatically converted into shares of Common Stock upon stockholder approval of the Private Placement, which approval was obtained at the Company’s 2012 Annual Meeting of Stockholders on August 8, 2012.

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

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

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

Our management evaluated (under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that, because we have identified a material weakness with respect to our internal controls over financial reporting as of December 31, 2011, our disclosure controls and procedures were not effective as of September 30, 2012, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During our most recent fiscal quarter, the Company made the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Hiring of additional finance staff; and

•	Establishment of Disclosure Committee.

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

We have experienced significant losses in the past and never sustained profits. For the nine months ended September 30, 2012 and for the years ended December 31, 2011, 2010 and 2009, we recorded net losses of $33.1 million, $54.8 million, $46.7 million and $37.6 million, respectively. As of September 30, 2012, we had $10.7 million in current bank indebtedness and $64.2 million in debt with related parties, net of discount. If we fail to comply with the covenants under the Term Loan Agreement and the Revolving Credit Agreement, the maturity date of our outstanding indebtedness may be accelerated.

While we believe that our current cash resources, together with anticipated product and services revenues, will be sufficient to fund our operations, including interest payments, in 2012, they will not be sufficient to fund both our operations and repayment of principal on our outstanding indebtedness in 2013 or beyond. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the Revolving Credit Lender or the Term Lenders accelerate the maturity date of outstanding debt, and we would be forced to seek alternative sources of financing. In light of these circumstances, we will need to seek additional capital through public or private debt or equity financings or development financings.

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios other than what we currently operate under. The conversion of the Notes resulted in substantial dilution to our stockholders and any additional equity financing would also likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

In the event of an acceleration of our obligations under the Term Loan Agreement or Revolving Credit Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender or Term Lenders could seek to foreclose on our assets. As a result of this, we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or our affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

On March 5, 2012, we announced that we had received a letter, dated February 28, 2012, from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market pursuant to the Bid Price Rule. On October 2, 2012, the Staff notified the Company that it had determined that for the last 10 consecutive business days, from September 17, 2012 to September 28, 2012, the closing bid of the Company’s common stock had been above the minimum $1.00 per share price. Accordingly, the Company has regained compliance with the Bid Price Rule and this matter is now closed.

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

As adjusted for the stock split mentioned above, our common stock traded as high as $6.80 and as low as $2.25 per share during the twelve months ended September 30, 2012. Some of the factors leading to this volatility include:

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

For the nine months ended September 30, 2012 and for the year ended December 31, 2011, we used cash of $7.9 million and $10.5 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2012. We successfully reduced quarterly operating costs from $38.6 million to $25.9 million (excluding restructuring charges) per quarter between the first quarter of 2011 and the third quarter of 2012. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following any restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

We have supply contracts in place with each of these subcontractors and have done our best to negotiate terms which protect our business. However, all of these contracts can be terminated by subcontractors following a reasonable notice period pursuant to the terms of each individual contract. In addition the credit limits provided to us by our subcontractors are subject to change within contractual limits and should the credit limits be revised downwards this may negatively impact our cash flow and negatively impact our competitive position.

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

Our executive officers, directors (or former directors), and certain of our affiliates beneficially owned or controlled approximately 63% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of August 8, 2012.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and NASDAQ Listing Standards. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2011, we have identified a material weakness in our Internal Controls. This material weakness has not been cured as of September 30, 2012. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

For the nine months ended September 30, 2012 and September 30, 2011, revenue from outside of the Americas was approximately $66.3 million and $81.8 million, respectively, or 54% and 55% of our total revenues, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law in September 2011 and includes a number of changes to United States patent law, including changes related to how patent applications are prosecuted, and may also affect patent defense, litigation, and enforcement. The U.S. Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2011, and up to September 30, 2012, we derived our revenues from both the enterprise and service provider markets, and we believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for its customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

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

Current accounting standards require that goodwill be evaluated for impairment at least annually and that long-lived assets such as intangible assets be evaluated periodically if there are any triggering events. We have $26.7 million of intangible assets, net and $31.2 million of goodwill as of September 30, 2012, that have originated from Dialogic Corporation’s acquisitions of Intel’s media and signaling business in 2006, EAS in 2007, and the NMS CP business acquired in 2008 and the transaction between us and Dialogic Corporation in 2010. While we have not had any impairment losses for our intangible assets and goodwill, any future impairment of our intangible assets or goodwill would have a negative impact on our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.1	9/14/2012

3.6	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.7	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

3.8	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	3/31/2011

4.4	Amended and Restated Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Second Amendment to Third Amended and Restated Credit Agreement dated November 6, 2012, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.6	11/13/2012

10.7	Nineteenth Amendment to Credit Agreement dated November 13, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lender signatory thereto.	8-K	001-33391	10.7	11/13/2012

10.8	Consulting Agreement, dated August 9, 2012, between Nick Jensen and the Company.					X

10.9	Employment Agreement, dated August 9, 2012, between Kevin Cook and the Company.					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document					X

101.SCH#	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: November 14, 2012	By:	/s/ John Hanson
	Name:	John Hanson
	Title:	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Share Exchange Agreement, dated October 30, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.1	10/20/2006

2.2	Amendment No. 1 to the Share Exchange Agreement, dated December 31, 2002, by and among the Registrant, ECI Telecom Ltd., ECI Telecom — NGTS Inc., and Nexverse Networks, Inc.	S-1	333-138121	2.2	10/20/2006

2.3	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation.	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	333-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.1	9/14/2012

3.6	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.7	Amendment to Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

3.8	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	3/31/2011

4.4	Amended and Restated Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Second Amendment to Third Amended and Restated Credit Agreement dated November 6, 2012, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.6	11/13/2012

10.7	Nineteenth Amendment to Credit Agreement dated November 13, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lender signatory thereto.	8-K	001-33391	10.7	11/13/2012

10.8	Consulting Agreement, dated August 9, 2012, between Nick Jensen and the Company.					X

10.9	Employment Agreement, dated August 9, 2012, between Kevin Cook and the Company.					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.