Form 10-K
period 2012-12-31
Dialogic Inc.
filed 2013-03-22
CIK 1366649

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-33391

DIALOGIC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	7373	94-3409691
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

1504 McCarthy Boulevard

Milpitas, California 95035-7405

(Address of Principal Executive Offices)

(408) 750-9400

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                 Non-accelerated filer  ☐                 Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2012, based on the closing price of such stock on the NASDAQ Global Market on such date, was approximately $7.2 million. The calculation of the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. The determination of affiliate status is not a conclusive determination for other purposes.

As of March 8, 2013, 15,863,894 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

i

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Dialogic Inc. and its subsidiaries (the “Company,” “us,” “we,” or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report on Form 10-K, including those made by our management, other than statements of historical fact, are forward-looking statements, including specifically forward looking statements regarding:

•	our ability to repay our outstanding debt;

•	our ability to raise additional funding when needed;

•	future expectations concerning cash and cash equivalents available to us;

•	our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance;

•	continued compliance with government regulations, including our ability to remain listed on the NASDAQ Global Market;

•	legislation or regulatory environments, requirements or changes adversely affecting the business in which we are engaged;

•	our ability to obtain and maintain intellectual property protection for our products;

•	the timing of initiation, progress or cancellation of significant contracts or arrangements;

•	the mix and timing of products and services sold in a particular period;

•	the impact of revenue recognition policies on the timing of both revenues and the related expenses;

•	our inability to maintain relationships with indirect channel partners;

•	the reluctance of customers to migrate to an IP network architecture;

•	fluctuations in customer demand; and

•	general economic conditions.

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

2G	Second Generation
3G	Third Generation
4G	Fourth Generation
API	Application Programming Interfaces
Codec	Coder-Decoder
DCME	Digital Circuit Multiplication Equipment
DTMF	Dual Tone Multi Frequency
HMP	Host Media Processing
IMS	IP Multimedia Subsystems
IP	Internet Protocol
ISV	Independent Software Vendor
IVR	Interactive Voice Response
IVVR	Interactive Voice and Video Response
NGN	Next Generation Network
NMS	Natural MicroSystems
OCS	Office of the Chief Scientist
PBX	Private Branch Exchange
PSTN	Public Switched Telephone Network
SIP	Session Initiation Protocol
SIs	Systems Integrators
SMS	Short Message Service
TDM	Time Division Multiplexing
TEM	Technology Equipment Manufacturer
VAR	Value Added Reseller
VoIP	Voice over Internet Protocol

iii

PART I

Item 1. Business

Our Company

Dialogic, the Network Fuel™ company, inspires the world’s leading service providers and application developers to elevate the performance of media-rich communications across the most advanced networks. We boost the reliability of any-to-any network connections, supercharge the impact of applications and amplify the capacity of congested networks. Forty-eight of the world’s top 50 mobile operators and nearly 3,000 application developers rely on Dialogic to redefine the possible and exceed user expectations.

Wireless and wireline service providers use our products to transport, transcode, manage and optimize video, voice and data traffic while enabling VoIP and other media rich services. These service providers also utilize our technology to energize their revenue-generating value-added services platforms such as messaging, SMS, voice mail and conferencing, all of which are becoming increasingly video-enabled. Enterprises rely on our innovative products to simplify the integration of IP and wireless technologies and endpoints into existing communication networks, and to empower applications that serve businesses, including unified communication applications, contact centers and IVR/ IVVR.

We sell our products to both service provider and enterprise customers and sell directly and indirectly through distribution partners such as TEMs, VARs and other channel partners. Our customers supercharge their networks, enterprise communications solutions, or their value-added services with our products.

We were incorporated in Delaware on October 18, 2001 as Softswitch Enterprises, Inc., and subsequently changed our name to NexVerse Networks, Inc. in 2001, Veraz Networks, Inc. in 2002 and Dialogic Inc. in 2010. Companies we have acquired or our subsidiaries have acquired have been providing products and services for nearly 25 years.

Business Combination with Dialogic Corporation

On October 1, 2010, we completed our business combination with Dialogic Corporation, a British Columbia corporation, in accordance with the terms of an acquisition agreement dated May 12, 2010. We acquired all of Dialogic Corporation’s outstanding common and preferred shares in exchange for an aggregate of approximately 22.1 million shares of our common stock, after giving effect to the stock split described below and, accordingly, Dialogic Corporation became our wholly-owned subsidiary. All outstanding options to purchase Dialogic Corporation common shares were cancelled and new options to purchase shares of our common stock were granted. After taking into account the issuance of stock options to purchase our common stock in exchange for Dialogic Corporation options at October 1, 2010, the former Dialogic Corporation shareholders and option holders held approximately 70% and our existing stockholders held approximately 30% of our outstanding securities following the combination. As of October 1, 2010, there were approximately 31.0 million shares of our common stock issued and outstanding, after taking into account the effect of the one-for-five reverse stock split approved by the our stockholders on September 30, 2010. As of October 1, 2010, we changed our name from Veraz Networks, Inc. to Dialogic Inc. and on October 4, 2010, our common stock began trading on The NASDAQ Global Market under the symbol “DLGC”. Our business combination with Dialogic Corporation was accounted for as a reverse acquisition under the acquisition method of accounting whereby Dialogic Corporation was considered the accounting acquirer in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.

Industry Background

The telecommunications industry has traditionally been highly regulated. In recent years, however, regulatory barriers to competitive entry have been removed and service providers with telephone, cable, and wireless networks have expanded their offerings to video, voice, and data services over a single broadband platform, increasing competition in the industry.

This increase in competition has also led to steep price reductions, which have in turn caused the revenues of incumbent telecom operators to decline. At the same time, the demand for IP-based technologies increased due to the need to keep pace with subscriber demand, yet reduce operating costs and diversify revenue streams. In developed countries, services are increasingly bundled; for example, Internet access is often bundled with voice telephony and television channels. Service providers and enterprises either maintain their legacy networks or steadily plan on migrating telecom systems from PSTN to a single IP network to deliver video calls, text messaging, and location-based services and other high-demand services.

Our products allow service providers to deploy services efficiently and with scale across disparate networks. We offer a softswitch that allows new services to be implemented flexibly and securely throughout the entire network along with routing, billing, and number portability for operational savings. Our software-based media servers offer state of the art media-rich mixing to enable the creation of innovative value-added communications services with seamless transition to virtualization and cloud. Our network congestion solutions amplify capacity gains across all wireless architectures and across broadband VOIP networks at a fraction of the cost of building new capacity. We also offer a family of session border controllers with superior media signaling and handling performance, secure any to any network and service connectivity and a feature-rich web-based dashboard and management. Our media gateways interconnect complex video, voice and data protocols and include both bandwidth and codec optimization.

Our products are designed to meet specific customer requirements and industry standards, and are subject to various laws, restrictions and regulations, including, but not limited to, environmental protection, import-export controls, and political and economic boundaries, which are more fully discussed in “Item 1A. Risk Factors.”

Our Products

Our products include both Next-Generation products that serve advanced mobile and IP networks and also seamlessly connect these disparate networks, as well as Legacy products that serve the predominant installed base of TDM networks.

Our Next-Generation products and solutions are offered in five main solution areas:

1.	Any to Any Networking — We manufacture products designed to seamlessly and efficiently connecting disparate networks and/or value-added services platforms based on a complex array of network protocols such as TDM, IP, SIP and IMS. Our technologies enable media-rich communications, including video, voice and data, to flow uninterrupted between service providers and application developers and their end-users while ensuring the lowest operating costs and most optimal customer experience. Products that excel in Any to Any Networking include ControlSwitch System IP Softswitch, BorderNet Sessions Border Controllers, IMG Media Gateways, Signaling solutions and PowerMedia XMS and HMP media servers.

2.	Network Congestion — The explosion in video, voice and data communications has challenged network operators to balance the challenges of network expansion with business profitability. Our solutions re-energize congested networks by optimizing network traffic and amplifying capacity gains of up to 500% at a fraction of the cost of new network capacity. Our key technologies are network agnostic, successfully driving capacity gains over TDM, VOIP, 2G, 3G, 4G, LTE, satellite, microwave, copper and fiber transport. Products that relieve in Network Congestion include Session Bandwidth Optimization solutions for Mobile Backhaul, Core Networks and VOIP.

3.	Contact Center Transformation — As contact centers transition from TDM to IP, from premise-based to cloud/hosted or from fragmented to centralized to decentralized, our technologies enable contact center operators to maximize their investment by integrating multi-modal media-rich communications in a secure and optimized fashion. Contact centers empowered by our technologies perform better and run more cost effectively. Products that designed for Contact Transformation include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, PowerMedia XMS and HMP media servers and Network Congestion solutions.

4.	Unified Communications for Service Providers — Through partnerships with market leaders in Unified Communications, we are enabling Service Providers to better leverage their investments in network switching infrastructure and offer a broader array of value-added services including hosted IP-PBX via PC and mobile, video calling and more sophisticated Class 5 services over a more secure and cost-optimized network. This collaboration enables Service Providers to more effectively compete with traditional Enterprise telephony vendors while expanding customer share of wallet. Products that are designed for Unified Communications for Service Providers include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, and PowerMedia XMS and HMP media servers.

5.	Application Enablement — We are a recognized leader in software-based solutions that enable Application Developers to rapidly develop and monetize a wide array of value-added services such as messaging, SMS, video calling, ringtones, lawful intercept and location-based services. Our customers benefit from extensive capabilities in mixing media-rich communications, transitioning to virtualized or cloud-based architectures and deploying highly available and scalable platforms or services. Products that are designed for Application Enablement include PowerMedia XMS and HMP media servers, BorderNet Sessions Border Controllers, IMG Media Gateways, Signaling solutions and Brooktrout Fax over IP software, as well as our Legacy portfolio.

Our Legacy products and solutions serve the TDM-only markets. While all networks are moving to IP or mobile-based networks, TDM networks still exist and will continue to exist for many years. As such, there will continue to be demand, albeit decreasing, for the TDM products to connect these existing networks. Our Legacy products are offered via an array of traditional network and/or media processing boards that range from two-port analog interface boards to octal span T1/E1 media and network interface boards. These products connect to and interact with an enterprise or service provider based circuit switched network, and support a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem and speech integration. The boards are grouped into four media board families, i.e., Dialogic® Media and Network Interface boards with various architectures, Diva® Media Boards, Dialogic® CG Series Media Boards and Brooktrout® Fax Boards.

We have expanded upon our experience with voice solutions to include video and data. We believe that the continued demand for services by mobile users will drive increasing demand for bandwidth and, as a result, we have continued to invest in network congestion solutions for our portfolio to enable mobile operators to amplify their bandwidth in their network. We are also actively expanding products that deliver video applications to mobile devices. Our customers and partners are increasingly adding video to value-added service application and our products support key video codecs and APIs such as WebRTC, perform video transcoding and transrating functions from one codec type to another, and enable video play/record and video conferencing. We also support new voice functionalities such as high definition voice codecs.

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

Marketing. We have invested significant resources to reorient our go-to-market strategy around an innovative new concept called “Network Fuel”. Network Fuel is a differentiated approach built on the belief that technologies and services must enhance the capabilities of existing networks. With Network Fuel, service providers and application developers can capitalize on the high-quality, media-rich experience subscribers demand while maximizing investments and creating a competitive edge. Network Fuel represents a new attitude toward solving the most daunting challenge faced by today’s network operators: executing advanced services using the resources and technology they currently have. We seek to revitalize key elements of their network and transform it into a service delivery machine.

Our marketing and product management teams focus their efforts on increasing awareness of us and our Network Fuel strategy, generating qualified sales leads and heightening solution awareness. The marketing teams establish relationships with local partners to communicate product enhancements and capabilities and work closely with our engineers.

As of December 31, 2012, our sales and marketing organization consisted of 148 employees located in the United States and in more than 20 other countries around the world. Sales and marketing expenses totaled $41.5 million for 2012 and $54.3 million for 2011.

Technology, Research and Development

Continued investment in research and development is critical to remaining a leader in the market segments within which we compete. Our global research and development team is located in 8 different locations within five countries and is responsible for designing, developing, and enhancing our solutions, testing and quality assurance, and ensuring interoperability with third-party hardware and software products as well as current and emerging industry standards.

As of December 31, 2012, we had 241 employees primarily devoted to research and development activities. Research and development expenses totaled $42.8 million for 2012 and $54.6 million for 2011.

Customers

Our target customers include service providers as well as enterprise customers and indirect channel partners such as TEMs, ISVs, VARs, and SIs engaged in the sale of communications technology equipment to service provider and enterprise end customers. Our global presence allows us to distribute our products and support our customers worldwide. In 2012, our solutions were sold to over 609 customers in over 118 countries.

Revenue from customers located outside of the United States represented 54% of our total revenue for both the years ended December 31, 2012 and 2011, respectively. No customer accounted for over 10% of our revenue during the years ended December 31, 2012 and 2011, respectively. No customer accounted for over 10% of our accounts receivable as of December 31, 2012. One customer accounted for 12% of our accounts receivable as of December 31, 2011.

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

As of December 31, 2012, we owned approximately 102 issued U.S. patents, approximately 57 issued foreign patents within 23 patent families, and have approximately 80 patent applications pending worldwide. Our already issued patents and any patents that may be granted on our currently pending patent applications will expire approximately over the course of the next 20 years. We also have registered trademarks and pending applications to seek trademark registrations in the United States and various foreign countries of perceived interest and/or relevance. Among the registered trademarks are those for brands, such as Dialogic, Brooktrout, I-GATE, and Diva, under which we sell and/or market certain products. We also have registered and seek to register trademarks for terms that are used in connection with our product and/or corporate marketing efforts, including, most recently, applying to register the term “Network Fuel”.

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

Manufacturing and Suppliers

We use a combination of internal and external manufacturing. We use third-party contract manufacturers to produce our electronics, which are then configured and distributed from our internal facilities. We also produce a number of products using a direct fulfillment model, which we are expanding to other products. Our integration and distribution facilities are situated in Parsippany, New Jersey and Hyannis, Massachusetts in the U.S. and internationally in Dublin, Ireland and Petach Tikva, Israel. Our Quality Management System is certified to ISO 9001:2008 and includes both product development facilities and manufacturing facilities. In addition, our Environment Management System is certified to ISO 14001:2004 for the facilities listed above. Our primary contract manufacturers are based in Wisconsin and Migdal-Haemek, Israel. Both of these manufacturers are certified to ISO 9001:2008 and the facilities in Wisconsin and Israel, where products are manufactured, are also certified to ISO 14001:2004.

Environmental Compliance

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

As of December 31, 2012, we had a total of 684 employees, including 148 in sales and marketing, 241 in research and development, 200 in manufacturing operations and services and 95 in a general and administrative capacity. We had 359 employees in the United States and Canada and 325 employees in the rest of the world, with the majority of such non-North American employees being located in Europe and Asia. We also employ 23 temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment except in locations where all employees are generally part of a collective bargaining agreement, such as in France, Slovenia, Spain and Brazil. As required in certain foreign countries, national collective agreements may apply to certain of our employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We maintain a website at www.dialogic.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Annual Report on Form 10-K. Further copies of the reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

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

We have experienced significant losses in the past and never sustained profits. For the years ended December 31, 2012 and 2011, we recorded net losses of $37.8 million and $54.8 million, respectively. As of December 31, 2012, we had $11.7 million in current bank indebtedness and $66.5 million in long-term debt, net of discount. If we fail to comply with the covenants under the Third Amendment (the “Third Amendment”) to the Third Amended and Restated Credit Agreement (the “Term Loan Agreement”) with Obsidian, LLC, as agent and collateral agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP as lenders (collectively, the “Term Lenders”) and the Waiver and Twentieth Amendment (the “Twentieth Amendment”) to the Credit Agreement dated as of March 5, 2008, as amended (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC, as administrative agent, and certain lenders (the “Revolving Credit Lenders”), the maturity date of our outstanding indebtedness may be accelerated.

While we believe that our current cash resources, together with anticipated cash flows from operating activities, will be sufficient to fund our operations, including interest payments, in 2013, they will not be sufficient to fund repayment of principal on our outstanding indebtedness in 2015. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the Revolving Credit Lender or the Term Lenders accelerate the maturity date of outstanding debt, and we would be forced to seek alternative sources of financing. In light of these circumstances, we will need to seek additional capital through public or private debt or equity financings or development financings.

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios other than what we currently operate under. The conversion of the Convertible notes or Notes resulted in substantial dilution to our stockholders and any additional equity financing would also likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

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

Our IP and IP-enabled products are used by service providers and enterprises to deliver telecommunications over IP networks. Our success depends on the continued migration of customers to a single IP network architecture, which depends on a number of factors outside of our control. For example, service providers may not see the value in our new mobile backhaul bandwidth optimization products or session bandwidth controller and may decide to delay or forgo making purchases altogether. Further, existing networks include switches and other equipment that may have remaining useful lives of approximately 20 years or more, and therefore may continue to operate reliably for a lengthy period of time. Other factors that may delay or speed the migration to IP networks include service providers’ concerns regarding initial capital outlay requirements, available capacity on legacy networks, competitive and regulatory issues, and the implementation of an enhanced services business and video model. As a result, customers may defer investing in products, such as ours, that are designed to migrate telecommunications systems to IP networks. If the migration to IP networks does not occur for these or other reasons, or if it occurs more slowly than we expect, our operating results will be harmed.

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

On March 5, 2012, we announced that we had received a letter, dated February 28, 2012, from the NASDAQ Listing Qualifications Staff, or the Staff, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market pursuant to the Bid Price Rule. On October 2, 2012, the Staff notified us that it had determined that for the last 10 consecutive business days, from September 17, 2012 to September 28, 2012, the closing bid of our common stock had been above the minimum $1.00 per share price. Accordingly, we have regained compliance with the Bid Price Rule and this matter is now closed.

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

On July 2, 2012, we announced that we had received a letter, dated June 27, 2012, from the Staff notifying us that, for the last 30 consecutive business days, the market value of our publicly held shares has been below the minimum $15.0 million requirement for continued listing on The NASDAQ Global Market pursuant to the Market Value Rule. In accordance with the NASDAQ Listing Standards, we were given 180 calendar days, or until December 24, 2012, to regain compliance with the Market Value Rule. To regain compliance, the market value of our public held shares must close at $15.0 million or more for a minimum of 10 consecutive business days.

On December 26, 2012, we received a Staff Determination Letter from the Staff notifying us that we have not regained compliance with the Market Value Rule except for 15 trading days from August 15 through September 5, 2012, for which the Staff determined to exercise its discretionary authority and not deem the Company in compliance with the Market Value Rule. The December 26, 2012 Staff Determination Letter also stated that our securities would be scheduled for delisting from The NASDAQ Global Market and would be suspended at the opening of business on January 4, 2013, unless we requested an appeal of Staff’s decision to the Hearings Panel, or the Panel, in accordance with the procedures set forth in the NASDAQ Listing Rule 5800 Series. Accordingly, we had requested a hearing before the Panel; and appeared before the Panel at a hearing on March 7, 2013. On March 15, 2013, the Panel rendered its decision and allowed us to continue to be listed on The NASDAQ Global Market, subject to the condition that, on or before April 15, 2013, we demonstrate to the Panel that we have regained compliance with the Market Value Rule. There can be no assurance that we will be able to regain compliance with the Market Value Rule before April 15, 2013, or that we will be able to obtain a further extension from the Panel if we have not regained compliance by that date.

If we cannot regain compliance with the Market Value Rule before April 15, 2013 and do not obtain a further extension from the Panel, our common stock will be delisted from NASDAQ, and traded in the over-the-counter market on either the OTCQB market or the OTCBB. Moving our listing to the over-the-counter market could adversely affect the liquidity of our common stock. Stocks traded in the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. If our common stock were to be delisted by NASDAQ, we could face significant material adverse consequences, including:

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

In addition, the stock market and the over-the-counter market in particular, have experienced significant price and volume fluctuations that have affected the market prices of companies in recent years. These fluctuations may continue to occur and disproportionately impact the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. While we are not aware of any such litigation filed or pending against us, this type of litigation could result in substantial costs and a diversion of management’s attention and resources, which could materially affect our business, financial condition, cash flows, or results of operations.

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

As adjusted for the 5-for-1 reverse stock split, effected on September 14, 2012, our common stock traded as high as $6.80 and as low as $1.26 per share during the twelve months ended December 31, 2012. Some of the factors leading to this volatility include:

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

For the years ended December 31, 2012 and 2011, we used cash of $5.5 million and $10.5 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2012. We successfully reduced quarterly operating costs from $38.6 million to $26.3 million (excluding restructuring charges) per quarter between the first quarter of 2011 and the fourth quarter of 2012. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following any restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2012. Based on this evaluation, management concluded that the material weakness identified in connection with its evaluation of our internal controls as of December 31, 2011 had been remediated. Public Company Accounting Oversight Board Auditing Standard No. 5, defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified during 2011 related to the fact that, while we had initiated procedures to document and review the system of internal controls, those procedures were not in place for a sufficient amount of time to adequately assess the operating effectiveness.

Management has taken measures to remediate the material weakness previously identified, which included engaging an outside consultant to further review the design effectiveness of our internal controls and perform sufficient testing to determine the operating effectiveness of internal control over financial reporting for the year ending December 31, 2012.

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

To compete effectively, we must deliver innovative products that:

•	offer edge-based connection and security infrastructure products for IP networks;

•	enable fixed and mobile value-added services, including video-based services;

•	provide extremely high reliability, compression rates, and voice quality;

•	scale and deploy easily and efficiently;

•	interoperate with existing network designs and other vendors’ equipment;

•	support existing and emerging industry, national, and international standards;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services; and

•	provide a cost-effective and space efficient solution for service providers.

Some of our competitors and potential competitors may have a number of significant advantages over us, including:

•	a longer operating history;

•	greater name recognition and marketing power;

•	preferred vendor status with our existing and potential customers;

•	significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements;

•	lower cost structures; and

•	offer a seamless transition to virtualization and cloud deployments.

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

Our executive officers, directors, and certain of our affiliates beneficially owned or controlled approximately 76% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of December 31, 2012.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and NASDAQ Listing Standards. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2011, we had identified a material weakness in our Internal Controls. This material weakness has been successfully remediated as of December 31, 2012. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

For the years ended December 31, 2012 and 2011, revenue from outside of the Americas was $87.1 million and $107.2 million, respectively, or 54% of our total revenue. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Our exposure to the credit risks of our customers may make it difficult to collect accounts receivable and could adversely affect our operating results and financial condition.

In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. Economic conditions may impact some of our customers’ ability to pay their accounts payable. While we attempt to monitor these situations carefully and attempt to take appropriate measures to collect accounts receivable balances, we have written down accounts receivable and written off doubtful accounts in prior periods and may be unable to avoid accounts receivable write-downs or write-offs of doubtful accounts in the future. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur and could harm our operating results.

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

Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law in September 2011 and includes a number of changes to United States patent law, including changes related to how patent applications are prosecuted, and may also affect patent defense, litigation, and enforcement. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, will become effective on March 16, 2013. Accordingly, it is not clear what impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in fiscal 2014. There could be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational or consumer sales challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Our revenue growth expectations for our next-generation products are highly dependent upon successful ramping of our design wins. In some cases there is little time between when a design win is achieved and when production level shipments begin. With many new design wins, customers may require us to provide enhanced features not on its immediate roadmap. In addition, customers may require significant time to port their own applications to our products. Adding features to our products to meet customer requests as well as porting of customer specific applications can take 6 to 12 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all product designs ramp into production and, even if a product ramps into production, the volumes derived from such products and associated projects may be less than we had originally estimated. Customer projects related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in its customers’ end markets, especially in the telecommunications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn.

Our business depends on conditions in the telecommunications networks and commercial systems markets. Demand in these markets can be cyclical and volatile, and any inability to sell products to these markets or forecast customer demand due to unfavorable or volatile market conditions could have a material adverse effect on our revenues and gross margin.

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2012 and 2011, we derived our revenues from both the enterprise and service provider markets, and we believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for its customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

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

Our Network Congestions Solution products are manufactured for us by Flextronics at its manufacturing facility located in Migdal-Haemek, Israel, which is located in northern Israel. While Flextronics has other locations across the world at which our manufacturing requirements may be fulfilled, any disruption to its Israeli manufacturing capabilities in Migdal-Haemek would likely cause a material delay in our manufacturing process. If we are forced or if we decide to switch the manufacture of our products to a different Flextronics facility, the time and expense of such switch along with the increased costs, if any, of operating in another location, would adversely affect our operations. In addition, while we expect that Flextronics will have the capacity to manufacture our products at facilities outside of Israel, there can be no assurance that such capacity will be available when we require it or upon terms favorable or acceptable to us. To the extent terrorism or political, economic or social instability results in a disruption of Flextronics’ manufacturing facilities in Israel or ECI operations in Israel as they relate to our business, then our business, operating results and financial condition could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, we occupied 380,522 square feet of building space in 32 locations in 20 countries. We lease our facilities under various leases that expire between 2013 and 2020. The leases generally provide for base monthly rents with annual escalation clauses based upon fixed amounts or cost of living increases. For further information concerning lease obligations, see Note 8 to the consolidated financial statements.

Our U.S. facilities account for 269,790 square feet, the largest of which is 148,322 square feet at our administration, engineering, operations and sales facility located in Parsippany, New Jersey. Our corporate headquarters in Milpitas, California amounted to 34,481 square feet. Our non-US facilities accounted for 110,732 square feet, the largest of which is 40,688 square feet at our administration, engineering, operations and sales facility located in Tel Aviv, Israel. We do not own any real estate and believe that our current facilities are adequate for our present purposes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock

Our common stock is listed and traded on The NASDAQ Global Market under the symbol “DLGC”. The following table summarizes the high and low sales prices for our common stock as reported by The NASDAQ Global Market for the periods indicated, all of which have been adjusted to reflect the 5-for-1 reverse stock split approved by our stockholders on September 14, 2012 and effected on September 14, 2012.

	High	Low
Fiscal Year 2012
First quarter	$6.80	$3.60
Second quarter	$6.65	$3.10
Third quarter	$3.80	$2.25
Fourth quarter	$2.52	$1.26
Fiscal Year 2011
First quarter	$25.55	$19.55
Second quarter	$26.20	$19.40
Third quarter	$22.35	$9.25
Fourth quarter	$12.45	$5.05

Stockholders

As of March 8, 2013, there were approximately 63 record holders of our common stock. The number of record holders does not include individuals whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings to finance future growth, and therefore do not expect to pay cash dividends on our common stock in the foreseeable future. Under the Revolving Credit Agreement, we cannot declare or pay any cash dividends without the consent of the Revolving Credit Lender.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us that were not previously included in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

Overview

Dialogic, the Network Fuel™ company, inspires the world’s leading service providers and application developers to elevate the performance of media-rich communications across the most advanced networks. We boost the reliability of any-to-any network connections, supercharge the impact of applications and amplify the capacity of congested networks. Forty-eight of the world’s top 50 mobile operators and nearly 3,000 application developers rely on Dialogic to redefine the possible and exceed user expectations.

Wireless and wireline service providers use our products to transport, transcode, manage and optimize video, voice and data traffic while enabling VoIP and other media rich services. These service providers also utilize our technology to energize their revenue-generating value-added services platforms such as messaging, SMS, voice mail and conferencing, all of which are becoming increasingly video-enabled. Enterprises rely on our innovative products to simplify the integration of IP and wireless technologies and endpoints into existing communication networks, and to empower applications that serve businesses, including unified communication applications, contact centers and IVR/ IVVR.

We sell our products to both service provider and enterprise customers and sell directly and indirectly through distribution partners such as TEMs, VARs and other channel partners. Our customers supercharge their networks, enterprise communications solutions, or their value-added services with our products.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•	Revenue Recognition;

•	Accounts Receivable and Allowance for Doubtful Accounts;

•	Inventory;

•	Impairment of Long-Lived Assets and Goodwill;

•	Stock-Based Compensation; and

•	Accounting for Income Taxes

Revenue Recognition

We derive substantially all of our revenue from the sale of hardware/ software, licensing of software and professional services. Our products are sold directly through our own sales force and independently through distribution partners.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and, if applicable, acceptance is received, the fee is fixed or determinable, and collectability is probable. In making these judgments, we evaluate these criteria as follows:

•

Persuasive evidence of an arrangement exists. A written contract signed by the customer and us, or a purchase order, and/ or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with us, is deemed to represent persuasive evidence of an agreement.

•

Delivery has occurred. We consider delivery of hardware and software products to have occurred at the point of shipment when title and risk of loss is passed to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved or we have completed our contractual requirements. Services revenue is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand customers’ networks, the revenue recognition on these arrangements after the initial arrangement has been accepted, typically occurs at the point of shipment, since we have historically experienced successful implementations of these expansions and customer acceptance, although contractually required, does not represent a significant risk.

•

The fee is fixed or determinable. We consider the fee to be fixed and determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, revenue is recognized when the refund or adjustment right lapses. If payment terms exceed our normal terms, revenue is recognized upon the receipt of cash.

•

Collectability is probable. Each customer is evaluated for creditworthiness through a credit review process at the inception of an arrangement. Collection is deemed probable if, based upon our evaluation; we expect that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.

During the first quarter of 2011, we prospectively adopted the guidance of Accounting Standards Update, or ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, or ASU No. 2009-13 and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangement That Include Software Elements, or ASU No. 2009-14.

The amendments in ASU No. 2009-14 provided that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue recognition guidance in Accounting Standards Codification, or ASC Topic 985-605, Software Revenue Recognition, or ASC 985-605 and should follow the guidance in ASU No. 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU No. 2009-13 established a selling price hierarchy for determining the selling price of a deliverable in a revenue arrangement. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or our estimated selling price, or ESP, if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminated the residual method of allocating arrangement consideration and required that it be allocated at inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated selling price.

Our products typically have both hardware and software and components that function together to deliver the product’s essential functionality. Although our products are primarily marketed based on the software elements contained therein, the hardware sold, generally cannot be used apart from the software. Many of our sales involve multiple-element arrangements that include product, maintenance and professional services. We may enter into sales transactions that do not contain tangible hardware components, which continue to be accounted for under guidance of ASC 985-605.

Multiple-deliverable revenue guidance requires the evaluation of each deliverable in an arrangement to determine whether such deliverable represents a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer. If the arrangement includes a general refund or return right relative to the delivered item and the delivery and performance of the undelivered items are considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of our products qualify as single deliverables because they are sold as a single tangible product containing both hardware and software to deliver the product’s essential functionality and have standalone value to the customers, accordingly, revenue is recognized when the applicable revenue recognition criteria are met. Hardware and software expansion and spare or replacement parts are treated as separate units of accounting because they have standalone value to the customer and general right of return does not exist; therefore, revenue is recognized upon delivery for these components assuming all other revenue recognition criteria are also met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE, when available. We generally use VSOE to derive the selling price for its maintenance and professional services deliverables. VSOE for maintenance is based on contractual stated renewal rates, whereas professional services are based on historical pricing for standalone professional service transactions. When VSOE cannot be established, we attempt to determine the TPE for the deliverables. TPE is determined based on prices for similar deliverables, sold by competitors. Generally, our offerings differ from those of our competitors and comparable pricing of our competitors is often not available.

When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement fees. The ESP for a deliverable is determined as the price at which we would transact, if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using an average historical discounted selling price based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region. For arrangements with contingent revenue provisions (a portion of the relative selling price of a delivered item is contingent upon the delivery of additional items or meeting other specified performance conditions), revenue recognized on delivered items is limited to the non-contingent amount.

•	Revenue Reserves and Adjustments

Sales incentives, which are offered on some of our products, are recorded as a reduction of revenue as there are no identifiable benefits received. We record a provision for estimated sales returns and allowances as a reduction from sales in the same period during which the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors.

We have agreements with certain distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases. Most distributors must exchange this stock for orders of an equal or greater amount. We recognize an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenue in the period during which the related revenue is recognized.

We also have agreements with certain distributors that allow for price adjustments. We recognize an allowance for these price adjustments based on historical experience. The price adjustments are recorded as a reduction in revenue in the period during which the related revenue is recognized.

Revenue is primarily recognized net of sales taxes. Revenue includes amounts billed to customers for shipping and handling. Shipping and handling costs are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from normal business activities. We maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. We estimate uncollectible amounts based upon historical bad debts, evaluation of current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. We review our allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection has been made and the potential for recovery is considered remote. Historically, the allowance for doubtful accounts has been adequate to cover the actual losses from uncollectible accounts.

Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components; work in process and finished products. We provide for inventory losses based on obsolescence and levels in excess of forecasted demand. In assessing the net realizable value of inventory, we are required to make judgments as to future demand requirements and compare these with the current or committed inventory levels.

Impairment of Long-lived Assets and Goodwill

Long-lived assets, such as property and equipment, and intangible assets, are assessed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the cost of the asset from the expected future undiscounted cash flows of related operations. In the event undiscounted cash flow projections indicate impairment, we would record an impairment charge based on the fair value of the assets at the date of the impairment.

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. We are required to perform a test for impairment of goodwill and indefinite-lived intangible assets, such as trade names, on an annual basis or more frequently if impairment indicators arise during the year. Our annual impairment testing is conducted during the last quarter of the fiscal year.

The impairment test for goodwill involves a two-step approach. Under the first step, we determine the fair value of the reporting unit to which goodwill has been assigned and then compares the fair value to the unit’s carrying value, including goodwill. Fair value is generally determined utilizing a discounted cash flow approach, based on management’s best estimate of the highest and best use of future revenues and operating expenses, discounted at an appropriate market participant risk adjusted rate. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is performed to measure the impairment loss.

Under the second step, the implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the unit as determined in the first step. The implied fair value of goodwill is then compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference.

Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of intangible assets, long-lived assets and goodwill. Factors that could indicate impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends and a significant change in circumstances relative to a large customer. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates.

Our annual testing for impairment of goodwill, intangible assets, with indefinite and definite useful lives, indicated that no impairment existed for the years ended December 31, 2012 and 2011.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair-value. For stock options, fair value is calculated by the Black-Scholes option-pricing model. For restricted stock units, or RSUs, fair value is determined based on the stock price on grant date. We recognize the compensation cost of stock-based awards on a straight-line basis over requisite service period, which is generally the vesting period of the award. The Black-Scholes model requires various judgment-based assumptions including interest rates, expected volatility and expected term.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for the period commensurate with the expected term. The computation of expected volatility is based on the historical volatility of our stock, as well as historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee exercise behavior. The expected term for stock-based awards has been determined using the “simplified” method. We will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term. We have not paid, and do not anticipate paying, cash dividends on our common stock; therefore the expected dividend yield is assumed to be zero. Management makes an estimate of expected forfeitures and recognizes compensation expense only for the equity awards expected to vest.

Generally, stock options and RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, all RSUs will convert into an equivalent number of shares of common stock.

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

We classify interest and penalties related to uncertain tax contingencies as a component of income tax expense in the consolidated statements of operations and comprehensive loss. Income tax reserves for uncertain tax positions are recorded whenever there is a difference between amounts reported in our tax returns and the amounts we believe we would likely pay in the event of an examination by the taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in the recognition or measurement are reflected in the period in which the change occurs.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Revenue

	2012		2011		Period to-Period Change
(USD and $000’s)	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Product	$121,229	76%	$157,088	79%	$(35,859)	(23)%
Services	38,740	24%	40,996	21%	(2,256)	(6)%

Total revenue	$159,969	100%	198,084	100%	(38,115)	(19)%

Legacy vs. NextGen:
Legacy	$55,411	35%	$69,730	35%	$(14,319)	(21)%
NextGen	104,558	65%	128,354	65%	(23,796)	(19)%

Total revenue	$159,969	100%	$198,084	100%	(38,115)	(19)%

Revenue by geography:
Americas	$72,864	46%	$90,866	46%	$(18,002)	(20)%
Europe, Middle East and Africa	52,114	33%	67,159	34%	(15,045)	(22)%
Asia Pacific	34,991	22%	40,059	20%	(5,068)	(13)%

Total revenue	$159,969	100%	$198,084	100%	$(38,115)	(19)%

Revenue

Total revenue of $160.0 million for the year ended December 31, 2012 decreased by $38.1 million, or 19%, from $198.1 million for the year ended December 31, 2011.

Our product revenue was 76% of total revenue at $121.2 million for the year ended December 31, 2012, compared to 79% of total revenue, or $157.1 million for the year ended December 31, 2011, a decrease of $35.9 million, or 23%. The decrease in product revenue is primarily attributable to an expected decline in demand for our Legacy products, as well as project timing and associated revenue recognition of Next-Gen products.

Our services revenue was 24% of total revenue at $38.7 million for the year ended December 31, 2012, compared to 21% of total revenue, or $41.0 million for the year ended December 31, 2011, a decrease of $2.3 million, or 6%. The decrease in services revenue was the result of decommissioning of our Legacy products in customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

	2012		2011		Period-to-Period Change
(USD and $000’s)	Amount	% of Related Revenue	Amount	% of Related Revenue	Amount	Percentage
Cost of Revenue:
Product	$48,521	40%	$60,990	39%	$(12,469)	(20)%
Services	19,712	51%	21,422	52%	(1,710)	(8)%

Total cost of revenue	$68,233	43%	$82,412	42%	$(14,179)	(17)%

Gross Profit:
Product	$72,708	60%	$96,098	61%	$(23,390)	(24)%
Services	19,028	49%	19,574	48%	(546)	(3)%

Total gross profit	$91,736	57%	$115,672	58%	$(23,936)	(21)%

Cost of Revenue

Total cost of revenue of $68.2 million for the year ended December 31, 2012 decreased by 17% or $14.2 million from $82.4 million for the year ended December 31, 2011.

Cost of product revenue of $48.5 million for the year ended December 31, 2012 decreased by 20% or $12.5 million from $61.0 million for the year ended December 31, 2011. The change is primarily attributable to lower product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount, partially offset by a $5.3 million non-recurring charge during the year ended December 31, 2012, of which $4.7 million related to excess and obsolete inventory provision and $0.6 million related to capitalized overhead.

Cost of services revenue of $19.7 million for the year ended December 31, 2012 decreased by 8% or $1.7 million from $21.4 million for the year ended December 31, 2011. The change is primarily attributable to the decrease in headcount compared to the corresponding 2011 period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $91.7 million for the year ended December 31, 2012 decreased by $23.9 million, or 21%, from $115.7 million for the year ended December 31, 2011. Gross profit margin decreased from 58% of total revenue for the year ended December 31, 2011 to 57% of total revenue for the year ended December 31, 2012.

For the year ended December 31, 2012, product gross profit decreased by 24%, or $23.4 million, from $96.1 million for the year ended December 31, 2011 to $72.7 million for the year ended December 31, 2012. Gross profit margin decreased from 61% of total product revenue for the year ended December 31, 2011 to 60% of total product revenue for the year ended December 31, 2012. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue, as well as the non-recurring charge of $5.3 million related to excess and obsolete inventory and capitalized overhead, as discussed above.

For the year ended December 31, 2012, services gross profit slightly decreased by 3%, or $0.6 million from $19.6 million for the year ended December 31, 2011 to $19.0 million for the year ended December 31, 2012, due to revenue recognized on a contract for which there were no associated costs incurred during the prior year period. In the normal course of business, we may experience fluctuations in our gross margin as revenue is recognized on significant contracts. Gross profit margin increased from 48% of total services revenue for the year ended December 31, 2011 to 49% of total services revenue for the year ended December 31, 2012, primarily due to improved efficiencies gained from our integration efforts.

Operating Expenses

	2012		2011		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development	$42,785	27%	$54,562	28%	$(11,777)	(22)%
Sales and marketing	41,456	26%	54,293	27%	(12,837)	(24)%
General and administrative	31,180	19%	35,921	18%	(4,741)	(13)%
Restructuring charges	7,030	4%	7,214	4%	(184)	(3)%

Total operating expenses	$122,451	77%	$151,990	77%	$(29,539)	(19)%

Research and Development Expenses

Research and development expenses of $42.8 million, or 27% of total revenue, for the year ended December 31, 2012 decreased by $11.8 million, or 22%, from $54.6 million, or 28% of total revenue for the year ended December 31, 2011. The decrease was primarily the result of an $8.8 million decrease in salaries and benefits associated with a decrease in departmental headcount, as the result of our integration and restructuring efforts.

We expect that research and development expenses on an absolute basis and as a percentage of total revenue will continue to decrease in 2013, as a result of the reduction in headcount that took place in January 2013.

Sales and Marketing

Sales and marketing expenses of $41.5 million, or 26% of total revenue, for the year ended December 31, 2012 decreased by $12.8 million, or 24%, from $54.3 million, or 27% of total revenue for the year ended December 31, 2011. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits of $5.9 million, sales commissions of $1.1 million, and travel and entertainment of $1.3 million.

We expect that sales and marketing expenses, as a percentage of total revenue to remain consistent in 2013.

General and Administrative

General and administrative expenses of $31.2 million, or 19% of total revenue, for the year ended December 31, 2012 decreased by $4.7 million, or 13%, from $35.9 million, or 18% of total revenue for the year ended December 31, 2011. The change is primarily attributable to decreased expenses for legal and consulting fees of $1.8 million and salaries and employee benefits of $1.5 million.

We expect that general and administrative expenses, on an absolute dollar basis and as a percentage of total revenue, will decrease in 2013 as we continue to integrate our general and administrative operations during the year and gain efficiencies in lower overhead and employee costs.

Restructuring Charges

For the year ended December 31, 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $5.8 million. Substantially, all of these costs are expected to be cash expenditures. For the year ended December 31, 2011, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $3.7 million. As of December 31, 2012 and 2011, $2.5 million and $1.4 million, respectively, remained accrued and unpaid for termination benefits, which are reflected as a component of accrued liabilities in the accompanying consolidated balance sheets.

In an effort to reduce overall operating expenses, we decided it was beneficial to close or consolidate office space at certain locations. For the year ended December 31, 2012, we incurred expense of $1.2 million in lease and facility exit costs related to our Eatontown, New Jersey, Getzville, New York and Renningen, Germany locations. For the year ended December 31, 2011, the Company incurred expense of $3.5 million related to lease and facility exits costs for our Salem, New Hampshire and Parsippany, New Jersey facilities. As of December 31, 2012 and 2011, we had a liability in the amount of $3.1 million and $2.9 million, respectively, which was accrued for lease and facility exit costs. As of December 31, 2012, $1.2 million was reflected as a component of accrued liabilities and $1.9 million was reflected as a component of other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2011, $0.5 million was reflected as a component of accrued liabilities and $2.4 million was reflected as a component of other long-term liabilities in the accompanying consolidated balance sheets.

Interest Expense

Interest expense decreased by $7.3 million or 40%, from $18.0 million for the year ended December 31, 2011 to $10.7 million for the year ended December 31, 2012. The decrease is primarily attributable to lower interest rates for the year ended December 31, 2012 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10%. In addition, the average interest rate on the Revolving Credit Agreement decreased from 5.75% for the year ended December 31, 2011 to 4.97% for the year ended December 31, 2012.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $5.1 million for the year ended December 31, 2012, as a result of a decline in our stock price from grant date to December 31, 2012. There was no such activity in the corresponding period of 2011, as no warrants were outstanding.

Foreign Exchange Loss, net

Foreign exchange loss was $1.4 million for the year ended December 31, 2012, compared to a loss of $0.3 million for the year ended December 31, 2011.

Income Tax Provision

For the years ended December 31, 2012 and 2011, we recorded a provision for income taxes of $0.2 million and $0.3 million, respectively. The tax provision for the year ended December 31, 2012 was primarily attributable to our profitable foreign operations. The tax provision for the year ended December 31, 2011 was primarily attributable to our profitable foreign operation, partially offset by a decrease in the reserve for uncertain tax positions. There was no deferred provision recorded for the years ended December 31, 2012 or 2011.

Financial Position

Liquidity and Capital Resources

Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. We monitor and manage liquidity by preparing and updating annual budgets, as well as monitor compliance with terms of our financing agreements.

We have experienced significant losses in the past and have not sustained profits. As of December 31, 2012, we had cash and cash equivalents of $6.5 million, compared to $10.4 million of cash and cash equivalents as of December 31, 2011. During the year ended December 31, 2012, we used net cash in operating activities of $5.5 million. As of December 31, 2012, we had borrowed $11.7 million under our Revolving Credit Agreement and the unused line of credit totaled $13.3 million, of which $6.4 million was available to us. During the year ended December 31, 2012, our borrowings under the Revolving Credit Agreement decreased by $0.8 million. As of December 31, 2012, our long-term debt with related parties was $66.5 million, net of discount, and during the year ended December 31, 2012, we borrowed $4.5 million under the Term Loan Agreement. During the year ended December 31, 2012, we paid $5.2 million to service the interest payments on the Term Loan and Revolving Credit Agreements.

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

On February 7, 2013, we entered into a Third Amendment to the Term Loan Agreement, in which the Term Lenders provided additional borrowings of $4.0 million, in exchange for 1,442,172 shares of common stock pursuant to a Subscription Agreement. Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

On February 7, 2013, we entered into a Twentieth Amendment to the Revolving Credit Agreement, or Twentieth Amendment with the Revolving Credit Lender. Pursuant to the Twentieth Amendment, the Revolving Credit Agreement was amended to change the minimum EBITDA financial covenant and postpone its application until the first quarter ending March 31, 2014. Previously, the minimum EBITDA financial covenant would have commenced in the quarter ending June 30, 2013. The “Availability Block” was increased to $0.5 million and shall increase by an additional $0.1 million on July 1, 2013 and on the first day of each fiscal quarter thereafter. The Revolving Credit Agreement was also amended to reduce the Borrowing Base by the Availability Block at all times.

On March 1, 2013, we entered into a lockup agreement, or Lock-Up Agreement with the Term Loan Lenders whereby the Term Loan Lenders agreed, for a period, or Lock-Up Period, commencing on March 7, 2013 and ending on the date that our stockholders approve the issuance of 1,442,172 shares to the Term Loan Lenders pursuant to the Subscription Agreement, not sell or otherwise dispose of any of the shares, or vote or grant any proxy with respect to any of the shares at any meeting of stockholders or by written consent for any purpose or action during the Lock-Up Period. Pursuant to the Lock-Up Agreement, we agreed that, during the Lock-Up Period, we will not declare any dividends or make any distributions to the Term Loan Lenders with respect to the shares.

These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. We also took certain restructuring action during the year ended December 31, 2012, designed to improve our future operating performance.

Our minimum EBITDA financial covenants under the Term Loan Agreement have been postponed and will commence in the quarter ending March 31, 2014. Specifically, the Term Loan financial covenant requires EBITDA of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014, $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period thereafter. Under the Revolving Credit Agreement, we must maintain a minimum EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2014 and for each twelve month period ending on the last date of each quarter thereafter.

Based on our current plans and business conditions, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements through 2013. We will need to either raise additional funding to fund our debt obligations in 2015 or to implement a business plan where cash flow will fully fund operations and debt repayments. However, there is no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will achieve profitable operations to fund both operations and our debt obligations. If we are unable to raise additional capital or achieve sufficient operating cash flows to fund our operations and debt obligations, we will need to curtail planned activities and to reduce costs. Doing so may affect our ability to operate effectively.

Operating Activities

Net cash used in operating activities of $5.5 million for the year ended December 31, 2012 was primarily attributable to our net loss of $37.8 million, partially offset by adjustments for non-cash items aggregating to $15.3 million. Operating assets decreased by $23.1 million and operating liabilities decreased by $6.2 million. The decrease in operating assets relates to accounts receivable of $11.5 million, inventory of $11.1 million, and prepaid expenses and other current assets of $0.5 million. The decrease in operating liabilities is primarily attributable to decreases of $4.5 million in accounts payable and accrued liabilities, deferred revenue of $2.4 million, income taxes payable of $0.6 million and interest payable of $0.4 million, partially offset by an increase in other long-term liabilities of $1.7 million.

Net cash used in operating activities of $10.5 million for the year ended December 31, 2011 was primarily attributable to our net loss of $54.8 million, offset by adjustments for non-cash items aggregating to $25.6 million for items such as depreciation, amortization, stock-based compensation, PIK interest on long-term debt, allowance for doubtful accounts, deferred income taxes and other non-cash charges, which amounted to $29.2 million, before net changes in operating assets and liabilities. Operating assets decreased by $20.5 million and operating liabilities decreased by $1.8 million. The decrease in operating assets, relates to accounts receivable of $7.0 million, inventory of $6.9 million, and prepaid expenses and other current assets of $6.6 million. The decrease in our operating liabilities is primarily attributable to a decrease of $2.2 million in accounts payable and accrued liabilities, decrease of $1.5 million in deferred revenue, decrease in income taxes payable of $0.3 million, partially offset by an increase of $1.8 million in other long-term liabilities and $0.5 million in interest payable, related parties.

Investing Activities

Net cash used in investing activities of $0.6 million for the year ended December 31, 2012 consisted primarily of an increase of $0.6 million related to restricted cash, offset by $1.1 million related to the purchase of property and equipment and $0.1 million of intangible asset purchases.

Net cash used in investing activities of $3.7 million for the year ended December 31, 2011 consisted primarily of a decrease of $0.8 million related to restricted cash, $2.6 million for the purchase of property and equipment, $0.1 million for the purchase of intangible assets and an increase in other assets of $0.1 million.

Financing Activities

Net cash provided by financing activities of $2.2 million for the year ended December 31, 2012 included $4.5 million in proceeds from our long-term debt and $0.1 million from the sale of ESPP shares, partially offset by net payments to our Revolving Credit Agreement of $0.8 million and debt issuance costs of $1.5 million.

Net cash used in financing activities of $0.02 million for the year ended December 31, 2011 included $0.3 million in payments on our Revolving Credit Agreement facility, partially offset by $0.3 million in proceeds from the exercise of stock options and sale of ESPP shares.

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

	Prior to Restructuring	Subsequent to Restructuring
Term loan, principal	$94,093	$61,135
Debt discount	(7,657)	(2,530)

	86,436	58,605
Convertible notes, carrying value	—	32,905
Shareholder loans	5,074	—

Total long-term	91,510	91,510
Accrued interest payable — term loan	260	260

	$91,770	$91,770

The conversion feature embedded in the Notes was not required to be bifurcated on the restructuring closing date and separately measured as a derivative liability, as we had sufficient authorized and unissued common shares to satisfy conversion of the Notes among other criteria that were met. On August 8, 2012, upon stockholder approval, the Notes were converted into equity.

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

The Notes had an interest at the rate of 1% per annum, compounded annually, and were convertible into shares of our common stock, par value $0.001 per share. The conversion price of the Notes was generally $5.00 per share, except that the Notes issued to the Term Lenders in exchange for the cancellation of the Interest Amount had a conversion price of $4.35 per share, in each case as adjusted for any stock split, reverse stock split, stock dividend, recapitalization, reclassification, combination or other similar transaction. Under the terms of the Notes, the principal and all accrued but unpaid interest automatically converted into shares of Common Stock upon stockholder approval of the Private Placement, which approval was obtained at our 2012 Annual Meeting of Stockholders on August 8, 2012.

Series D-1 Preferred Stock

On April 11, 2012, we filed a certificate of designation, or Certificate, for our Series D-1 Preferred Share with the Secretary of State of the State of Delaware. The Series D-1 Preferred Share was issued and sold to Tennenbaum, or Holder, in exchange for cancellation of $100 dollars in outstanding principal under the Term Loan Agreement.

The Certificate authorizes one share of Series D-1 Preferred Share, which is non-voting and is not convertible into other shares of our capital stock, or Common Stock. However, the holder of the Series D-1 Preferred Share has the right to designate certain members of the Board as follows:

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

The Series D-1 Preferred Share is redeemable for $100 (i) at the written election of the Holder, or (ii) at the election of us at any time after the earlier to occur of the following: (x) the Holder (together with its affiliates) beneficially owns in the aggregate less than three percent (3%) of the Fully Diluted Common Stock at any time, or (y) a Liquidation Event.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements for a full description of the recent accounting pronouncements including the expected date of adoption and effect on results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dialogic Inc.:

We have audited the accompanying consolidated balance sheets of Dialogic Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialogic Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 22, 2013

DIALOGIC INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,501	$10,353
Restricted cash	900	1,497
Accounts receivable, net of allowance of $1,217 and $3,622, respectively	34,248	47,460
Inventory	8,306	20,127
Prepaid expenses	4,639	3,580
Other current assets	4,354	5,577

Total current assets	58,948	88,594
Property and equipment, net	5,978	7,947
Intangible assets, net	25,089	33,267
Goodwill	31,223	31,223
Other assets	2,147	2,311

Total assets	$123,385	$163,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,994	$21,569
Accrued liabilities	21,270	22,449
Deferred revenue, current portion	12,742	14,872
Bank indebtedness	11,717	12,509
Income taxes payable	1,007	1,665
Interest payable, related parties	—	3,452

Total current liabilities	63,730	76,516
Long-term debt, related parties, net of discount	66,536	94,675
Warrants	1,985	—
Other long-term liabilities	8,978	7,587

Total liabilities	141,229	178,778
Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized — 10,000,000 shares; Issued and outstanding — 1 share	—	—
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized — 200,000,000 shares; Issued and outstanding 14,415,652 and 6,295,230 shares, respectively	14	6
Additional paid-in capital	257,658	222,087
Accumulated other comprehensive loss	(22,423)	(22,206)
Accumulated deficit	(253,093)	(215,323)

Total stockholders’ deficit	(17,844)	(15,436)

Total liabilities and stockholders’ deficit	$123,385	$163,342

The accompanying notes are an integral part of these consolidated financial statements.

DIALOGIC INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011
Revenue:
Products	$121,229	$157,088
Services	38,740	40,996

Total revenue	159,969	198,084
Cost of revenue:
Products	48,521	60,990
Services	19,712	21,422

Total cost of revenue	68,233	82,412

Gross profit	91,736	115,672

Operating expenses:
Research and development, net	42,785	54,562
Sales and marketing	41,456	54,293
General and administrative	31,180	35,921
Restructuring charges	7,030	7,214

Total operating expenses	122,451	151,990

Loss from operations	(30,715)	(36,318)

Other income (expense):
Interest and other income (expense), net	180	73
Interest expense	(10,730)	(18,016)
Change in fair value of warrants	5,086	—
Foreign exchange loss, net	(1,378)	(266)

Total other expense, net	(6,842)	(18,209)

Loss before provision (benefit) for income taxes	(37,557)	(54,527)
Income tax provision	213	282

Net loss	$(37,770)	$(54,809)

Net loss per share — basic and diluted	$(4.04)	$(8.75)

Weighted average shares of common stock used in calculation of net loss per share - basic and diluted	9,341	6,265

Other comprehensive loss:
Net loss	$(37,770)	$(54,809)
Foreign currency translation adjustment	$(217)	(135)

Total comprehensive loss	$(37,987)	$(54,944)

The accompanying notes are an integral part of these consolidated financial statements.

DIALOGIC INC .

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

	Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Number	Amount
Balance at December 31, 2010	6,232,610	$6	$218,777	$(22,071)	$(160,514)	$36,198
Exercise of stock options	21,820	—	157	—	—	157
Release of common shares upon vesting of restricted stock units	25,902	—	—	—	—	—
ESPP Purchase	14,898	—	126	—	—	126
Stock-based compensation in connection with stock options granted to employees	—	—	1,446	—	—	1,446
Stock-based compensation in connection with restricted stock units granted to employees	—	—	1,496	—	—	1,496
Stock-based compensation in connection with ESPP shares granted to employees	—	—	85			85
Net loss	—	—	—	—	(54,809)	(54,809)
Foreign currency translation adjustment	—	—	—	(135)	—	(135)

Balance at December 31, 2011	6,295,230	$6	$222,087	$(22,206)	$(215,323)	$(15,436)
Conversion of long-term debt	8,020,712	8	33,026			33,034
Release of common shares upon vesting of restricted stock units	71,849	—	—			—
ESPP Purchase	27,861	—	56	—	—	56
Stock-based compensation in connection with stock options granted to employees	—	—	1,011	—	—	1,011
Stock-based compensation in connection with restricted stock units granted to employees	—	—	1,455	—	—	1,455
Stock-based compensation in connection with ESPP shares granted to employees	—	—	23			23
Net loss	—	—	—	—	(37,770)	(37,770)
Foreign currency translation adjustment	—	—	—	(217)	—	(217)

Balance at December 31, 2012	14,415,652	$14	$257,658	$(22,423)	$(253,093)	$(17,844)

The accompanying notes are an integral part of these consolidated financial statements.

DIALOGIC INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(37,770)	$(54,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,502	18,580
Stock-based compensation	2,489	3,027
Amortization of debt issuance costs and debt discount	803	3,046
Fair value adjustment to warrants	(5,086)	—
Loss on disposal of fixed assets	364	—
Payment-in-kind interest expense on long-term debt	4,668	864
Bad debt expense, net	975	313
Deferred income taxes	(322)	(550)
Other non-cash charges	(48)	313
Net changes in operating assets and liabilities
Accounts receivable	11,498	6,985
Inventory	11,119	6,880
Prepaid expenses and other current assets	480	6,603
Accounts payable and accrued liabilities	(4,541)	(2,216)
Deferred revenue	(2,378)	(1,518)
Income taxes payable	(606)	(320)
Interest payable, related parties	(416)	499
Other long-term liabilities	1,725	1,780

Net cash used in operating activities	(5,544)	(10,523)

Cash flows from investing activities:
Restricted cash	597	(847)
Purchases of property and equipment	(1,118)	(2,614)
Purchases of intangible assets	(73)	(145)
Other assets	—	(81)

Net cash used in investing activities	(594)	(3,687)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	157
Proceeds from issuance of ESPP shares	56	126
Payments of debt issuance costs	(1,531)	—
Payments on bank indebtedness, net	(792)	(298)
Proceeds from long-term debt	4,500	—

Net cash provided by (used in) financing activities	2,233	(15)

Effect of exchange rate changes on cash and cash equivalents	53	19

Net decrease in cash and cash equivalents	(3,852)	(14,206)
Cash and cash equivalents at beginning of period	10,353	24,559

Cash and cash equivalents at end of period	$6,501	$10,353

Supplemental disclosure of cash flow information:
Cash paid
Interest	$5,446	$13,394

Income taxes paid	$714	$777

Non-cash transactions:
Fair value adjustments to goodwill	$—	$392

Prepayment premium on term loan conversion paid in convertible notes	$1,500	$—

Issuance of warrants in connection with debt refinancing	$7,072	$—

Conversion of long-term debt	$33,034	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIALOGIC INC.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – The Company

Dialogic, the Network Fuel™ company (“Dialogic” or the “Company”), inspires the world’s leading service providers and application developers to elevate the performance of media-rich communications across the most advanced networks. The Company increases the reliability of any-to-any network connections, enhances the impact of applications and amplifies the capacity of congested networks.

Wireless and wireline service providers use our products to transport, transcode, manage and optimize video, voice and data traffic while enabling VoIP and other media rich services. These service providers also utilize our technology to energize their revenue-generating value-added services platforms such as messaging, SMS, voice mail and conferencing, all of which are becoming increasingly video-enabled. Enterprises rely on our innovative products to simplify the integration of IP and wireless technologies and endpoints into existing communication networks, and to empower applications that serve businesses, including unified communication applications, contact center and IVR/ IVVR.

The Company sells its products to both enterprise and service provider customers and sells both directly and indirectly through distribution partners such as TEMs, VARs and other channel partners. Its customers enhance their enterprise communications solutions, their networks, or their value-added services with our products.

The Company was incorporated in Delaware on October 18, 2001 as Softswitch Enterprises, Inc., and subsequently changed its name to NexVerse Networks, Inc. in 2001, Veraz Networks, Inc. in 2002 and Dialogic Inc. in 2010. Companies we have acquired have been providing products and services for nearly 25 years.

Note 2 – Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

On September 14, 2012, the Company effected a reverse split of its common stock pursuant to which each five shares of common stock outstanding became one share of common stock. All references to shares in the accompanying consolidated financial statements and the notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the reverse stock split retroactively for all periods presented. Previously awarded options, restricted stock units and warrants to purchase shares of the Company’s common stock have been also retroactively adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from these estimates.

Significant estimates and judgments relied upon by management in preparation of these consolidated financial statements include revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances, reserves for excess and obsolete inventory, warranty obligations, valuation of deferred tax assets, stock-based compensation, income tax uncertainties, valuation of goodwill and intangible assets, useful lives of long-lived assets and the fair value of warrants.

The consolidated financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

changes in the estimates used in the preparation of the consolidated financial statements, and actual results could differ from the estimates and assumptions. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, emerging markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Risks and Uncertainties

The Company has experienced significant losses in the past and has not sustained profits. The Company is also highly leveraged, with $11.7 million in current bank indebtedness and $66.5 million in long-term debt, net of discount. As discussed further in Note 5, during 2012 the Company amended the second amended and restated credit agreement dated October 1, 2010 (the “Term Loan Agreement”) with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”), which among other things, reduced the stated interest rate to 10% from 15%, revised the financial covenants, provided for additional borrowings, and effectively converted $39.5 million face value debt into equity.

On February 7, 2013, the Company entered into a Third Amendment to the Term Loan Agreement (the “Third Amendment”), in which the Term Lenders provided additional borrowings of $4.0 million, in exchange for 1,442,172 shares of common stock pursuant to a Subscription Agreement and subject to the Lock-Up Agreement. Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. The Company also took certain restructuring actions during the year ended December 31, 2012 (see Note 6 for further discussion), designed to improve our future operating performance.

As discussed further in Notes 4 and 5, the Company is required to meet certain financial covenants under the Term Loan Agreement and Revolving Credit Agreement, including minimum EBITDA (defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP). Under the Term Loan Agreement, the Company must maintain a minimum EBITDA of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014, $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period thereafter. Under the Revolving Credit Agreement, the Company must maintain a minimum EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2014 and for each twelve month period ending on the last date of each quarter thereafter. In the event that forecasts of EBITDA are reduced from anticipated levels, the covenants may not be met and the Company would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

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

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

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

Based on the Company’s current plans and business conditions, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through 2013. Accordingly, the accompanying consolidated financial statements have been prepared on a going concern basis.

Reclassifications

Certain amounts in the accompanying 2011 consolidated financial statements have been reclassified to conform to the current period presentation.

Cash Equivalents and Restricted Cash

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

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The inputs used to measure fair value are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the assets or liabilities

Level 3:	Unobservable inputs for the asset or liability

The carrying amounts of cash, cash equivalents, accounts receivable, bank indebtedness, accounts payable and accrued liabilities and interest payable approximate fair value because of their generally short maturities. For cash equivalents, the estimated fair values are based on market prices. The fair value of the revolving credit facility approximates the carrying amount since interest is based on market based variable rates. The fair value of the Company’s long-term debt is estimated by discounting the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2012 and 2011:

December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$4	$4	$—	$—
Liabilities:
Warrants	$1,985	$—	$1,985	$—

December 31, 2011	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$4	$4	$—	$—

The Company measured its available-for-sale securities at fair value on a recurring basis and has determined that these financial assets should be classified as level 1 in the fair value hierarchy.

The Company measured its warrants at fair value on a recurring basis and has determined that these financial liabilities should be classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of December 31, 2012 using the Black-Scholes method of valuation using the following assumptions. As of December 31, 2011, there were no warrants outstanding.

Expected Term	4.25 years
Volatility	90.00%
Dividend Yield	0%
Risk-Free Interest Rate	0.72%

Concentrations of Credit risk

Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Financial instruments that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained with several financial institutions. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. To manage accounts receivable risk, the Company evaluates the creditworthiness of its customers and maintains an allowance for doubtful accounts.

No customers accounted for over 10% of the Company’s revenue for the years ended December 31, 2012 and 2011. No customer accounted for more than 10% of accounts receivable as of December 31, 2012. One customer accounted for 12% of the Company’s accounts receivable as of December 31, 2011.

As of December 31, 2012 and 2011, accounts receivable aggregating approximately $16.8 million and $10.9 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.13% of consolidated revenue.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from normal business activities. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, evaluation of current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends. The Company reviews its allowance for doubtful accounts on a regular basis.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Account balances are charged off against the allowance after all means of collection has been made and the potential for recovery is considered remote. Historically, the allowance for doubtful accounts has been adequate to cover the actual losses from uncollectible accounts.

The following table sets forth the change in the allowance for doubtful account for the years ended December 31, 2012 and 2011:

	Beginning Balance	Provision	Write-offs	Ending Balance
Year ended December 31, 2012	$3,622	$975	$(3,380)	$1,217
Year ended December 31, 2011	$3,721	$313	$(412)	$3,622

Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components; work in process and finished products. The following table sets forth the components of inventory as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Raw materials and components	$3,580	$8,941
Work in process	1,031	6,799
Finished products	3,695	4,387

Total inventory	$8,306	$20,127

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In assessing the net realizable value of inventory, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. During the year ended December 31, 2012, the Company recorded a charge of $5.3 million for the write-down of excess and obsolete inventory and capitalized overhead, which was recorded as a component of cost of product revenue in the accompanying consolidated statements of operations and comprehensive loss.

Title and risk of loss of inventory generally transfer to the customer when the product is shipped. However, when certain revenue arrangements require evidence of customer acceptance where the services have been identified as critical to the functionality, the Company classifies the delivered product as inventory in the accompanying consolidated financial statements. The revenue associated with such delivered product is deferred as a result of not meeting the revenue recognition criteria (see further discussion below).

During the period between product shipment and acceptance, the Company will recognize all labor-related expenses as incurred, but defers the cost of the related equipment and classifies such deferred costs as “Work in process” a component of inventory in the accompanying consolidated financial statements. These deferred costs are then expensed in the same period that the deferred revenue is recognized as revenue (generally upon customer acceptance or in the case of contingent revenue provisions, when amounts are no longer contingent). In arrangements for which revenue recognition is limited to amounts due and payable because of extended payment terms, all related inventory costs are expensed at the date of customer acceptance.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives, which are as follows:

Asset Classification	Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	3 years
Machinery and equipment	5 years
ERP systems	10 years
Leasehold improvements	Shorter of asset’s useful life or remaining life of lease

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Upon retirement or disposal, the cost of the asset disposed and the related accumulated depreciation are removed from the accounts, and any gain or loss is reflected as a component of general and administrative expenses in the accompanying consolidated financial statements. Expenditures for repairs and maintenance are expensed as incurred.

The following table sets forth the components of property and equipment, net as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Computer equipment and software	$40,025	$41,668
Furniture and fixtures	3,355	3,811
Machinery and equipment	13,077	12,433
Leasehold improvements	4,278	4,709

	60,735	62,621
Less: accumulated depreciation	(54,757)	(54,674)

Total property and equipment, net	$5,978	$7,947

Depreciation expense was $3.2 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

The Company conducts assessments of the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the cost of the asset from the expected future undiscounted cash flows of related operations. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment charge based on the fair value of the assets at the date of the impairment.

Goodwill and Intangible Assets

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company is required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year. The Company performs its annual test on December 31 each fiscal year.

The impairment test for goodwill involves a two-step approach. Under the first step, the Company determines the fair value of the reporting unit to which goodwill has been assigned and then compares the fair value to the unit’s carrying value, including goodwill. Fair value is generally determined utilizing a discounted cash flow approach, based on management’s best estimate of the highest and best use of future revenues and operating expenses, discounted at an appropriate market participant risk adjusted rate. For 2012, the Company used a weighted approach of 80% discounted cash flows and 20% market. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is performed to measure the impairment loss.

Under the second step, the implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the unit as determined in the first step. The implied fair value of goodwill is then compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

The Company has determined that it has one reporting unit, Dialogic Inc., which is the consolidated entity. Based on the results of the annual goodwill impairment test for the years ended December 31, 2012 and 2011, the fair value of the Company exceeds its carrying value; and therefore no impairment exists for the years ended December 31, 2012 and 2011.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following table sets forth the changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011:

Balance, December 31, 2010	$31,614
Fair value adjustments	(391)

Balance, December 31, 2011	$31,223

Balance, December 31, 2012	$31,223

For the year ended December 31, 2011, the Company decreased goodwill by $0.4 million, as a result of fair value adjustments related to certain liabilities. There was no change in the carrying value of goodwill for year ended December 31, 2012.

The Company maintains certain indefinite-lived assets, trade names, which are subject to annual impairment tests. The Company estimated fair value of its indefinite-lived assets using the relief from royalty method. Based on the results of the annual impairment test, the estimated fair value of the Company’s indefinite-lived intangible assets were greater than the carrying values.

During the year ended December 31, 2012, the Company recorded additional amortization expense of $0.5 million for a change in useful lives of technology assets, which was recorded as a component of cost of product revenue in the accompanying consolidated statement of operations and comprehensive loss. The Company wrote-off the gross intangible asset in the amount of $2.3 million and accumulated amortization in the amount of $2.3 million. There were no other changes to the useful lives of the remaining intangible asset categories.

The following tables set forth components of intangible assets as of December 31, 2012 and 2011:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000

Finite-lived intangibles:
Technology	55,949	(45,792)	10,157
Customer relationships	38,312	(33,525)	4,787
Software licenses	3,489	(3,486)	3
Patents	1,317	(1,175)	142

	$109,067	$(83,978)	$25,089

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000

Finite-lived intangibles:
Technology	58,239	(42,529)	15,710
Customer relationships	38,312	(30,994)	7,318
Software licenses	3,489	(3,475)	14
Patents	1,244	(1,019)	225

	$111,284	$(78,017)	$33,267

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 1 to 6 years. For the years ended December 31, 2012 and 2011, amortization expense related to intangible assets was $8.3 million and $13.8 million, respectively. The following table sets forth estimated amortization expense for intangible assets subject to amortization for each of the next five years ending December 31 and thereafter.

2013	$5,936
2014	5,006
2015	2,866
2016	427
2017	427
2018 and thereafter	427

Total	$15,089

Revenue Recognition

The Company derives substantially all of its revenue from the sale of hardware/ software, licensing of software and professional services. The Company’s products are sold directly through its own sales force and independently through distribution partners.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and, if applicable, acceptance is received, the fee is fixed or determinable, and collectability is probable. In making these judgments, the Company evaluates these criteria as follows:

•

Persuasive evidence of an arrangement exists. A written contract signed by the customer and the Company, or a purchase order, and/ or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with the Company, is deemed to represent persuasive evidence of an agreement.

•

Delivery has occurred. The Company considers delivery of hardware and software products to have occurred at the point of shipment when title and risk of loss is passed to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved or the Company has completed its contractual requirements. Services revenue is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand customers’ networks, the revenue recognition on these arrangements after the initial arrangement has been accepted, typically occurs at the point of shipment, since the Company has historically experienced successful implementations of these expansions and customer acceptance, although contractually required, does not represent a significant risk.

•

The fee is fixed or determinable. The Company considers the fee to be fixed and determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, revenue is recognized when the refund or adjustment right lapses. If payment terms exceed the Company’s normal terms, revenue is recognized upon the receipt of cash.

•

Collectability is probable. Each customer is evaluated for creditworthiness through a credit review process at the inception of an arrangement. Collection is deemed probable if, based upon the Company’s evaluation; the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.

During the first quarter of 2011, the Company prospectively adopted the guidance of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangement That Include Software Elements (“ASU No. 2009-14”).

The amendments in ASU No. 2009-14 provided that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue recognition guidance in Accounting Standards Codification (“ASC”) Topic 985-605, Software Revenue Recognition (“ASC 985-605”) and should follow the guidance in ASU No. 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU No. 2009-13 established a selling price hierarchy for determining the selling price of a deliverable in a revenue arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

(“TPE”) if VSOE is not available, or the Company’s estimated selling price (“ESP”) if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminated the residual method of allocating arrangement consideration and required that it be allocated at inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated selling price.

The Company’s products typically have both hardware and software and components that function together to deliver the product’s essential functionality. Although the Company’s products are primarily marketed based on the software elements contained therein, the hardware sold, generally cannot be used apart from the software. Many of the Company’s sales involve multiple-element arrangements that include product, maintenance and professional services. The Company may enter into sales transactions that do not contain tangible hardware components, which will continue to be accounted for under guidance of ASC 985-605.

Multiple-deliverable revenue guidance requires the evaluation of each deliverable in an arrangement to determine whether such deliverable represents a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value to the customer. If the arrangement includes a general refund or return right relative to the delivered item and the delivery and performance of the undelivered items are considered probable and substantially in the Company’s control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of the Company’s products qualify as a single deliverable because they are sold as a single tangible product containing both hardware and software to deliver the product’s essential functionality and have standalone value to the customer, accordingly, revenue is recognized when the applicable revenue recognition criteria are met. Hardware and software expansion and spare or replacement parts are treated as separate units of accounting because they have standalone value to the customer and general right of return does not exist; therefore, revenue is recognized upon delivery for these components assuming all other revenue recognition criteria are also met.

The total arrangement fees are allocated to all the deliverables based on their respective relative selling prices. The relative selling price is determined using VSOE, when available. The Company generally uses VSOE to derive the selling price for its maintenance and professional services deliverables. VSOE for maintenance is based on contractual stated renewal rates, whereas professional services are based on historical pricing for standalone professional service transactions. When VSOE cannot be established, the Company attempts to determine the TPE for the deliverables. TPE is determined based on prices for similar deliverables, sold by competitors. Generally, the Company’s offerings differ from those of its competitors and comparable pricing of its competitors is often not available.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement fees. The ESP for a deliverable is determined as the price at which the Company would transact if the products or services were sold on a standalone basis. The ESP for each deliverable is determined using an average historical discounted selling price based on several factors, including but not limited to, marketing strategy, customer considerations and pricing practices in a region. For arrangements with contingent revenue provisions (a portion of the relative selling price of a delivered item is contingent upon the delivery of additional items or meeting other specified performance conditions), revenue recognized on delivered items is limited to the non-contingent amount.

•	Revenue Reserves and Adjustments

Sales incentives, which are offered on some of the Company’s products, are recorded as a reduction of revenue as there are no identifiable benefits received. The Company records a provision for estimated sales returns and allowances as a reduction from sales in the same period during which the related revenue is recorded. These estimates are based on historical sales returns and allowances, analysis of credit memo data and other known factors.

The Company has agreements with certain distributors which allow for stock rotation rights. The stock rotation rights permit the distributors to return a defined percentage of their purchases. Most distributors must exchange this stock for orders of an equal or greater amount. The Company recognizes an allowance for stock rotation rights based on historical experience. The provision is recorded as a reduction in revenue in the period during which the related revenue is recognized.

The Company also has agreements with certain distributors that allow for price adjustments. The Company recognizes an allowance for these price adjustments based on historical experience. The price adjustments are recorded as a reduction in revenue in the period during which the related revenue is recognized.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Revenue is primarily recognized net of sales taxes. Revenue includes amounts billed to customers for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the years ended December 31, 2012 and 2011. Shipping and handling costs are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

Deferred Revenue

Deferred revenue represents fixed or determinable amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Advances paid by customers prior to the delivery of product and services, due to existing legal arrangements for futures sales as of the balance sheet date, are classified as deferred revenue. Revenue from maintenance contracts is presented as deferred revenue and is recognized on a straight-line basis over the term of the contract. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. As of December 31, 2012 and 2011, the long-term portion of deferred revenue amounted to $2.3 million and $1.8 million, respectively, which was included as a component of other long-term liabilities in the accompanying consolidated balance sheets.

Product Warranties

The Company’s products are generally subject to warranties, and liabilities are established for the estimated future cost of repair or replacement through charges to cost of revenue at the time the related sale is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair-value. For stock options, fair value is calculated by the Black-Scholes option-pricing model. For restricted stock units (“RSUs”), fair value is determined based on the stock price on grant date. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over requisite service period, which is generally the vesting period of the award. The Black-Scholes model requires various judgment-based assumptions including interest rates, expected volatility and expected term.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period commensurate with the expected term. The computation of expected volatility is based on the historical volatility of the Company’s stock, as well as historical and implied volatility of comparable companies from a representative peer group based on industry and market capitalization data. The expected term represents the period that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee exercise behavior. The expected term for stock-based awards has been determined using the “simplified” method. The Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore the expected dividend yield is assumed to be zero. Management makes an estimate of expected forfeitures and recognizes compensation expense only for the equity awards expected to vest.

The following weighted average assumptions were used to value options granted during the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Risk-free interest rate	0.87%	1.12 - 2.61%
Expected volitility	89%	81 - 107%
Expected life (in years)	6.0	6.0
Dividend yield	—	—

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Generally, stock options and RSUs vest over four years in equal installments on each of the first through fourth anniversaries of the vesting commencement date. Upon vesting, all RSUs will convert into an equivalent number of shares of common stock.

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

Government-Sponsored Research and Development

The Company records grants received from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade, and Labor, (“OCS”), as a reduction of research and development expenses, based on the estimated reimbursable cost incurred. Royalties payable to the OCS are classified as cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

Foreign Currency Translation

The Company’s revenues, expenses, assets and liabilities are primarily denominated in U.S. dollars, and as a result, the Company adopted the U.S. dollar as its functional and reporting currency. The Company has identified one foreign subsidiary in Brazil where the functional currency is their local reporting currency. Those assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates. The effect of these translation adjustments are included in accumulated other comprehensive loss in the accompanying consolidated balance sheets.

For foreign subsidiaries using the U.S. dollar as their functional currency, transactions and monetary balances denominated in non-U.S. dollar currencies are remeasured into U.S. dollars using current exchange rates. Monetary assets and liabilities are revalued into the functional currency at each balance sheet date using the exchange rate in effect at that date, with any resulting exchange gains or losses being credited or charged to the foreign exchange loss, net in the accompanying consolidated statements of operations.

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

The Company classifies interest and penalties related to uncertain tax contingencies as a component of income tax expense in the consolidated statements of operations and comprehensive loss. Income tax reserves for uncertain tax positions are recorded whenever there is a difference between amounts reported by the Company in its tax returns and the amounts the Company believes it would likely pay in the event of an examination by the taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in the recognition or measurement are reflected in the period in which the change occurs.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and foreign currency translation adjustments from its subsidiary not using the U.S. dollar as their functional currency.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

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

Basic and diluted net loss per share was calculated as follows.

	Years Ended December 31,
	2012	2011
Numerator:
Net loss	$(37,770)	$(54,809)

Denominator:
Basic and diluted weighted-average shares:
Weighted average shares used in computing basic and diluted net loss per share	9,341	6,265

Net loss per share — basic and diluted	$(4.04)	$(8.75)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt ASU 2012-02 by the fourth quarter of fiscal 2013 and does not believe that the adoption will have a material effect on the consolidated financial statements.

Note 3 – Accrued Liabilities

The following table summarizes the Company’s accrued liabilities as of December 31, 2012 and 2011.

	December 31,
	2012	2011
Accrued compensation and benefits	$7,744	$8,608
Accrued restructuring expenses	3,773	1,828
Accrued professional fees	2,147	2,108
Accrued royalty expenses	1,280	979
Accrued commissions	1,585	2,227
Other accrued expenses	4,741	6,699

Total accrued liabilities	$21,270	$22,449

Note 4 – Bank Indebtedness

The Company has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. As of December 31, 2012, the borrowing base under the Revolving Credit Agreement amounted to $18.1 million, the Company borrowed $11.7 million, and the unused line of credit totaled $13.3 million, of which $6.4 million was available for additional borrowings. As of December 31, 2011, the borrowing base under the Revolving Credit Agreement amounted to $14.9 million, the Company borrowed $12.5 million, and the unused line of credit totaled $12.5 million, of which $2.4 million was available for additional borrowings.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

On March 22, 2012, the Company entered into a Consent and Seventeenth Amendment (“Seventeenth Amendment”) to the Revolving Credit Agreement. Under the Seventeenth Amendment, the Revolving Credit Lender waived the events of default existing under the Revolving Credit Agreement as of March 22, 2012 and agreed to certain amendments to the Revolving Credit Agreement. Specifically, pursuant to the Seventeenth Amendment, the Revolving Credit Agreement maturity date was amended and extended to the earlier of (i) March 31, 2015 or (ii) maturity of the Indebtedness (by acceleration or otherwise) under the Term Loan Agreement. The Company’s debt under the Revolving Credit Agreement may not exceed the lesser of (i) $25.0 million, which is referred to as the “Maximum Revolver Amount” or (ii) 85% of the aggregate amount of eligible accounts receivable, reduced by certain reserves and offsets and subject to certain caps in the case of accounts receivable owed to the Company and certain guarantors of the Revolving Credit Agreement, which is referred to as the “Borrowing Base.”

On April 11, 2012, the Company and certain of its subsidiaries entered into an Eighteenth Amendment to Revolving Credit Agreement (the “Eighteenth Amendment”), with the Revolving Credit Lender. Pursuant to the Eighteenth Amendment, the Revolving Credit Agreement was amended to permit the Company to issue convertible notes (the “Notes”) in the Private Placement, as described in greater detail in Note 5 below.

On November 13, 2012, the Company and certain of its subsidiaries entered into a Nineteenth Amendment to Revolving Credit Agreement (the “Nineteenth Amendment”) with the Revolving Credit Lender. Pursuant to the Nineteenth Amendment , the Revolving Credit Agreement was amended to postpone the application of certain financial covenants, including the minimum EBITDA and the minimum liquidity covenants, from the fiscal quarter ending March 31, 2013 to the fiscal quarter ending June 30, 2013 provided that the average amount of Availability (as defined in the Revolving Credit Agreement) plus any unencumbered cash held by Dialogic Corporation or any Guarantor (as defined in the Revolving Credit Agreement ) (in the United States or any foreign jurisdiction) for the 30-day period immediately preceding the end of a fiscal quarter exceeds $2.5 million. The Revolving Credit Agreement was also amended to reduce the Borrowing Base by an availability block in the amount of $0.25 million at all times from the Nineteenth Amendment Effective Date through compliance with the financial covenants for the period ending June 30, 2013. In addition the definition of Triggering Event in the Revolving Credit Agreement was amended to add as of any date of determination that Qualified Cash (as defined in the Revolving Credit Agreement) is at any time less than $2.5 million.

On February 7, 2013, the Company and certain of its subsidiaries entered into a Twentieth Amendment to the Revolving Credit Agreement (the “Twentieth Amendment”) with the Revolving Credit Lender. Pursuant to the Twentieth Amendment, the Revolving Credit Agreement was amended to change the minimum EBITDA financial covenant and postpone its application until the first quarter ending March 31, 2014. Previously, the minimum EBITDA financial covenant would have commenced in the quarter ending June 30, 2013. The “Availability Block” was increased to $0.5 million and shall increase by an additional $0.1 million on July 1, 2013 and on the first day of each fiscal quarter thereafter. The Revolving Credit Agreement was also amended to reduce the Borrowing Base by the Availability Block at all times.

The following describes certain terms of the Revolving Credit Agreement, as amended:

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

Interest Rates and Fees. At the Company’s election, revolving credit loans may bear interest at a rate equal to the prime rate plus 1.5% or at a rate equal to reserve-adjusted LIBOR plus 3%. Upon the occurrence and continuance of an event of default and at the election of the Revolving Credit Lender, the revolving credit loans will bear interest at a default rate equal to the applicable interest rate or rates plus 2%. Dialogic Corporation pays the Revolving Credit Lender a monthly fee on the unused portion of the maximum revolver amount, as well as a monthly collateral management fee and an annual deferred closing fee.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

For the years ended December 31, 2012 and 2011, the Company recorded interest expense in the amount of $0.6 million and $0.7 million, respectively, related to the Revolving Credit Agreement. Average interest rates for the years ended December 31, 2012 and 2011 were 4.97% and 5.75%, respectively.

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

Minimum EBITDA.    Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. The Company must also maintain Minimum EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2014 and for each twelve month period ending on the last date of each quarter thereafter.

Other Terms.    The Company and its subsidiaries are subject to affirmative and negative covenants, including restrictions on incurring additional debt, granting liens, entering into mergers, consolidations and similar transactions, selling assets, prepaying indebtedness, paying dividends or making other distributions on its capital stock, entering into transactions with affiliates and making capital expenditures. The Revolving Credit Agreement contains customary events of default, including a change in control of the Company and an Event of Default (as defined in the Revolving Credit Agreement), which results in a cross-default under the Term Loan Agreement.

As of December 31, 2011, Dialogic Corporation was in default under the Revolving Credit Agreement. Specifically, Dialogic Corporation had breached all of the financial covenants under the Term Loan Agreement as of December 31, 2011, which constitutes a breach under the terms of the Revolving Credit Agreement, and the Minimum EBITDA covenant under the Revolving Credit Agreement. The events of default existing under the Revolving Credit Agreement as of December 31, 2011 were waived by the Revolving Credit Lender pursuant to the Seventeenth Amendment. During the year ended December 31, 2011, the Company amortized an additional $0.4 million of deferred debt issuance costs related to the accelerated amortization as a result of the breach of the covenants under the Term Loan Agreement.

For the years ended December 31, 2012 and 2011, the Company recorded amortization of deferred debt issuance costs related to the Revolving Credit Agreement of $0.1 million and $0.6 million, respectively. As of December 31, 2012 and 2011, deferred debt issuance costs amounted to $0.1 million and $0.3 million, respectively and were included as a component of other assets in the accompanying consolidated balance sheets.

Note 5 –Debt and Related Party Transactions

Term Loan Agreement

On March 22, 2012, the Company entered into a third amended and restated Term Loan Agreement with the Term Lenders, which among other things lowered stated interest rate to 10% from 15%, extended the maturity date to March 31, 2015 and established new covenants. Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 46% of the Company’s common stock as of December 31, 2012. One Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors. In connection with entering into the third amended and restated Term Loan Amendment, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share.

The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the accompanying 2012 consolidated balance sheet. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the consolidated

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

statement of operations and comprehensive loss. The fair value of the warrants was $2.0 million as of December 31, 2012 and the Company recorded a gain of $5.1 million for the year ended December 31, 2012, respectively, to reflect the change in fair value, which is recorded as a component of other income (expense), net in the accompanying consolidated statement of operations and comprehensive loss.

On April 11, 2012, the Company and certain of its subsidiaries entered into a First Amendment to the Term Loan Agreement (the “First Amendment”). Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the cancellation of approximately $33.0 million of outstanding debt under the Term Loan Agreement in exchange for the Notes, and a share of the Company’s Series D-1 Preferred Stock, subject to payment of a prepayment premium of $1.5 million. The Term Loan Agreement was also amended to permit the Company to issue the remaining Notes sold in the Private Placement. On August 8, 2012, the Notes were converted into common stock.

On November 6, 2012, the Company and certain of its subsidiaries entered into a Second Amendment to the Term Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the financial covenants in the Term Loan Agreement, including the minimum EBITDA and the minimum liquidity covenants, were amended to postpone the application of the financial covenants. Previously the financial covenants would have commenced in the fiscal quarter ending March 31, 2013 and under the terms of the Second Amendment they will commence in the fiscal quarter ending June 30, 2013.

On February 7, 2013, the Company and certain of its subsidiaries entered into a Third Amendment to the Term Loan Agreement. Pursuant to the Third Amendment, the Term Lenders agreed to provide for additional borrowing of $4.0 million under the Term Loan Agreement. In consideration of this additional borrowing, the Company agreed to issue an amount of common stock to the Term Lenders equal to the market value of 10.0% of the outstanding shares of the common stock of the Company based on the closing price of the Company’s common stock immediately prior to such issuance pursuant to a Subscription Agreement, further described below. Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

A closing fee in the amount of $0.3 million was added to principal amount of Term Loans in consideration for (i) the third quarter cash interest of $0.8 million converted into paid in kind (“PIK”) and $0.5 million of loans funded by the Term Lenders on December 28, 2012.

In connection with the Third Amendment, the Company entered into a Subscription Agreement with the Term Lenders dated February 7, 2013 (the “Subscription Agreement”) whereby the Company agreed to issue to the Term Lenders an amount of common stock equal to the market value of 10.0% of the outstanding shares of the Company based on the closing bid price immediately prior to such issuance, as set out in the Subscription Agreement. On February 7, 2013, a total of 1,442,172 shares of common stock were issued to the Term Lenders under the terms of the Subscription Agreement and subject to the Lock-Up Agreement.

The Company and the Term Loan Lenders also entered into a Registration Rights Agreement with the Term Loan Lenders dated February 7, 2013 (the “Rights Agreement”) pursuant to which the Company agreed to file one or more registration statements registering for resale the shares of common stock issued under the Subscription Agreement within 90 days of such issuance.

On March 1, 2013, the Company entered into a lockup agreement (“Lock-Up Agreement”) with the Term Loan Lenders whereby the Term Loan Lenders agreed, for a period (“Lock-Up Period”) commencing on March 7, 2013 and ending on the date that the stockholders of the Company approve the issuance of 1,442,172 shares to the Term Loan Lenders pursuant to the Subscription Agreement, not sell or otherwise dispose of any of the shares, or vote or grant any proxy with respect to any of the shares at any meeting of stockholders or by written consent for any purpose or action during the Lock-Up Period. Pursuant to the Lock-Up Agreement, the Company agreed that, during the Lock-Up Period, the Company will not declare any dividends or make any distributions to the Term Loan Lenders with respect to the shares.

The following describes certain provisions of the Term Loan Agreement, as amended:

Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to the Company up to $10.0 million on the same terms as the Term Loans. As of December 31, 2012, the Company had received $4.5 million under this

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

provision. On February 7, 2013, in connection with the Third Amendment, the Term Lenders provided for an additional borrowing in the amount of $4.0 million, which was added to the principal amount of Term Loans. Of the total $4.0 million borrowing, approximately $3.2 million was received in cash. There is $1.5 million remaining to be borrowed at the discretion of the Term Lenders.

Maturity. The Term Loans are due on March 31, 2015, provided that such date shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control.

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

The Company is required to offer to prepay the Term Loans out of the net proceeds of certain asset sales (including asset sales by the Company and its subsidiaries) at 100% of the principal amount of Term Loans prepaid, plus the prepayment premiums described above, subject to the Company’s right to retain proceeds of up to $1.0 million in the aggregate each fiscal year. Subject to the right to retain proceeds of up to $1.5 million in the aggregate in each fiscal year, the Company is also required to prepay the Term Loans out of 50% of the net proceeds from certain equity issuances by the Company and its subsidiaries, plus the prepayment premiums described above, except that no prepayment premium is required to be paid in respect of the first $35.0 million of net proceeds of an issuance by the Company of stock at a price of $6.25 per share or more.

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%. In 2012 and thereafter if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and PIK. Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

For interest incurred during the three months ended September 30, 2012 and three months ended December 31, 2012, the Company was permitted, based on agreements with the Term Lender dated October 1, 2012 and December 28, 2012, respectively, to pay the cash interest due as PIK.

For the years ended December 31, 2012 and 2011, the Company recorded interest expense of $9.3 million and $15.7 million, respectively, related to the Term Loan Agreement of which $4.3 million and zero, respectively, related to accrued PIK interest; and $0.9 million and $2.4 million, respectively, related to amortization charges for deferred debt issuance costs and accretion of debt discount.

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

Financial Covenants. The following summarizes the financial covenants.

•

Minimum EBITDA — Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014, $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period thereafter.

•

Financial covenants pertaining to Minimum Interest Coverage Ratio, Maximum Consolidated Total Leverage Ratio and Minimum Liquidity have been removed from the Term Loan Agreement, effective with the Third Amendment.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Other Terms. The Company and its subsidiaries are subject to various affirmative and negative covenants under the Term Loan Agreement, including restrictions on incurring additional debt and contingent liabilities, granting liens, making investments and acquisitions, paying dividends or making other distributions in respect of its capital stock, selling assets and entering into mergers, consolidations and similar transactions, entering into transactions with affiliates and entering into sale and lease-back transactions. The Term Loan Agreement contains customary events of default, including a change in control of the Company without the Term Lenders consent and an Event of Default (as defined in the Term Loan Agreement), which results in a cross-default under the Revolving Credit Agreement.

Stockholder Loans

As of December 31, 2012 and December 31, 2011, the Company had zero and $4.8 million, respectively, in Stockholder Loans to certain stockholders of the Company (the “Related Party Lenders”), including the Company’s former Chief Executive Officer (“CEO”) and members of the Company’s Board of Directors, which bore interest at an annual rate of 20% compounded monthly in form of a PIK and repayable six months from their September 2015 maturity date. On April 11, 2012, the Stockholder Loans were exchanged for the Notes. On August 8, 2012, the Notes were converted into common stock.

During the years ended December 31, 2012 and 2011, the Company recorded interest expense related to these Stockholder Loans of $0.3 million and $0.9 million, respectively. There were no covenants or cross default provisions associated with the Stockholder Loans.

The following table summarizes debt with related parties as of December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011
Term loan, principal	$68,665	$89,875
Debt discount	(2,129)	—

	66,536	89,875
Shareholder loans	—	4,800

Total long-term	66,536	94,675
Accrued interest payable - term loan	—	3,452

	$66,536	$98,127

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

On April 11, 2012, the Company entered into a securities purchase agreement, as amended by a Letter Agreement with an effective date of May 10, 2012 (the “Purchase Agreement”) with accredited investors (the “Investors”), including certain related parties, pursuant to which the Company issued and sold $39.5 million aggregate principal amount of the Notes and one share of the Company’s Series D-1 Preferred Stock, par value $0.001 per share (the “Series D-1 Preferred Share”), to the Investors in a private placement (the “Private Placement”) in exchange for the cancellation of $38.0 million of Term Loans and Stockholder Loans. This exchange of debt was treated as a “Troubled Debt Restructuring” in accordance with FASB ASC 470-60, “Troubled Debt Restructurings by Debtors” (“ASC 470-60”), as the Company had been experiencing financial difficulty and the lenders granted a concession to the Company. The Company assessed the total future cash flows of the restructured debt as compared to the carrying amount of the original debt and determined the total future cash flows to be greater than the carrying amount at the date of the restructuring. Further, the effective interest rate for both the Term Loans and Stockholders Loans was higher before the restructuring than subsequent to the restructuring. As such, the carrying amount was not adjusted and no gain was recorded, consistent with troubled debt restructuring accounting.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The following table sets forth the carrying amounts of long-term debt prior to the restructuring on April 11, 2012, and carrying amounts of the long-term debt upon effecting the modifications described above.

	Prior to Restructuring	Subsequent to Restructuring
Term loan, principal	$94,093	$61,135
Debt discount	(7,657)	(2,530)

	86,436	58,605
Convertible notes, carrying value	—	32,905
Shareholder loans	5,074	—

Total long-term	91,510	91,510
Accrued interest payable — term loan	260	260

	$91,770	$91,770

The conversion feature embedded in the Notes was not required to be bifurcated on the restructuring closing date and separately measured as a derivative liability, as the Company had sufficient authorized and unissued common shares to satisfy conversion of the Notes among other criteria that were met. On August 8, 2012, the Notes were converted into equity in the amount of $33.0 million, including accrued interest at the time of conversion.

The Notes

The Investors in the Private Placement included the Term Lenders and the Related Party Lenders. The Term Lenders purchased $34.5 million aggregate principal amount of Notes in exchange for the cancellation of (i) $33.0 million in outstanding principal under the Term Loan Agreement, $3.0 million of which represented accrued but unpaid interest that was capitalized under the Term Loan Agreement on March 22, 2012 (the “Interest Amount”), and (ii) a prepayment premium of $1.5 million triggered by the cancellation of the outstanding debt described above. The remaining $5.0 million aggregate principal amount of Notes was purchased by the Related Party Lenders in exchange for the cancellation of Stockholder Loans.

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

The Certificate authorizes one share of Series D-1 Preferred Stock, which is non-voting and is not convertible into other shares of the Company’s capital stock. However, the holder of the Series D-1 Preferred Share (the “Holder”) has the right to designate certain members of the Board as follows:

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

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

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

The Series D-1 Preferred Share is redeemable for $100 (i) at the written election of the Holder, or (ii) at the election of the Company at any time after the earlier to occur of the following: (x) the Holder (together with its affiliates) beneficially owns in the aggregate less than three percent (3%) of the Fully Diluted Common Stock at any time, or (y) a Liquidation Event.

Note 6 – Restructuring Charges

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

In December 2012, the Company committed to and approved a restructuring plan for a workforce reduction of approximately 95 full-time employees. On January 9, 2013, the Company executed upon the restructuring plan comprised of ongoing benefits and notified the affected employees. As a result, the Company recorded a charge in the amount of $2.3 million, during the fourth quarter of 2012, which is included as a component of restructuring charges in the accompanying consolidated statement of operations and comprehensive loss. The Company has undertaken such workforce reduction in order to reduce operating costs and focus its resources on a restructured business model. The Company estimates the cash expenditures in connection with these restructuring actions to be approximately $3.5 million, which is comprised of previously earned vacation, as well as restructuring charge detailed above. The Company expects the majority of the payments will be made by the end of the first quarter of 2013.

For the year ended December 31, 2012, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $5.8 million. Such charges were recorded as a component of restructuring charges in the accompanying consolidated statements of operations and comprehensive loss. Substantially, all of these costs are expected to be cash expenditures. As of December 31, 2012, $2.5 million remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying consolidated balance sheets.

For the year ended December 31, 2011, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $3.7 million. As of December 31, 2011, $1.4 million was accrued and unpaid for termination benefits, which are reflected as a component of accrued liabilities in the accompanying consolidated balance sheets.

In an effort to reduce overall operating expenses, the Company decided it was beneficial to close or consolidate office space at certain locations. For the year ended December 31, 2012, the Company incurred expense of $1.2 million in lease and facility exit costs

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

related to the Company’s research and development facilities in Eatontown, New Jersey, Getzville, New York and Renningen, Germany. Such charges are recorded as a component of restructuring charges in the accompanying consolidated statements of operations and comprehensive loss.

For the year ended December 31, 2011, the Company incurred expense of $3.5 million, related to lease and facility exits costs for the Company’s Salem, New Hampshire and Parsippany, New Jersey facilities.

As of December 31, 2012, $1.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $1.9 million was reflected as a component of other non-current liabilities in the accompanying consolidated balance sheets. As of December 31, 2011, $0.5 million was reflected as a component of accrued liabilities and $2.4 million was reflected as a component of other non-current liabilities in the accompanying consolidated balance sheets.

The following table sets forth restructuring activity for the years ended December 31, 2012 and 2011:

	Employee Termination/ Severance and Related Costs	Facilities Costs	Total
Balance, December 31, 2010	$1,690	$—	$1,690
Charges to operations	3,669	3,545	7,214
Payments made during the year	(4,002)	(603)	(4,605)

Balance, December 31, 2011	1,357	2,942	4,299
Charges to operations	5,847	1,183	7,030
Payments made during the year	(4,717)	(994)	(5,711)

Balance, December 31, 2012	$2,487	$3,131	$5,618

Note 7 – Stock-Based Compensation

Equity Incentive Plans

The Company has in effect the 2006 Equity Incentive Plan (“2006 Plan”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted stock units. Through December 31, 2012, the Company had reserved 1.2 million shares of common stock for issuance under the 2006 Plan. The shares reserved under the 2006 Plan automatically increases on each January 1, beginning in 2006 and continuing through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31 of the preceding calendar year, or a number of shares determined by the Board of Directors, but not in excess of 3.0 million shares.

Options may be granted for periods of up to ten years and at prices equal to no less than 100% of the fair market value of the underlying common stock on the date of grant. Options granted generally become exercisable over a period of four years, based on continued employment, with 25% of the shares underlying such options vesting one year after the vesting commencement date and with the remaining 75% of the shares underlying such options vesting in equal monthly installments during the following three years. Options generally terminate three months following the end of a grantee’s continuous service to the Company.

The following table summarizes stock-based compensation expense by category for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Cost of revenue	$305	$324
Research and development	635	764
Sales and marketing	709	972
General and administrative	840	967

Total stock-based compensation expense	$2,489	$3,027

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Stock Options

The following table sets forth the summary of stock options for the year ended December 31, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)
Balance, December 31, 2011	581	$23.88	3.25
Granted	401	$4.88
Exercised	—
Cancelled and forfeited	(150)	$24.00

Balance, December 31, 2012	832	$14.70	7.57

Vested and expected to vest at December 31, 2012	789	$15.17	7.48
Exercisable at December 31, 2012	312	$27.23	4.89

As of December 31, 2012 and 2011, the weighted-average grant date fair value for stock options outstanding was $10.40 and $16.76, respectively. For the years ended December 31, 2012 and 2011, stock-based compensation expense related to stock options was $1.0 million and $1.4 million, respectively. The total intrinsic value of options exercised was zero and $0.3 million during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, $2.6 million of total unrecognized compensation expense related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes stock options outstanding as of December 31, 2012:

		Options Outstanding			Exercisable Options
Range of Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.15	$ 3.15	27	9.61	$3.15	—	$—
$5.00	$ 5.00	385	8.78	$5.00	27	$5.00
$5.90	$ 7.50	95	6.64	$6.32	43	$6.85
$8.75	$ 23.95	125	7.85	$16.63	54	$16.74
$24.75	$ 26.00	10	2.96	$25.79	9	$25.82
$31.00	$ 31.00	141	5.69	$31.00	130	$31.00
$32.50	$153.75	41	4.51	$42.32	41	$42.32
$154.50	$154.50	6	3.55	$154.50	6	$154.50
$200.00	$200.00	1	4.26	$200.00	1	$200.00
$287.50	$287.50	1	2.87	$287.50	1	$287.50

$3.15	$287.50	832			312

Restricted Stock Units

The following table summarizes restricted stock units outstanding as of December 31, 2012:

	Number of RSUs	Weighted Average Contractual Life (in years)	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	131	1.34	$21.08
Granted	196		$3.87
Vested	(72)		$4.49
Forfeited or expired	(17)		$24.12

Balance, December 31, 2012	238	0.97	$8.03

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

For the years ended December 31, 2012 and 2011, stock-based compensation expense related to restricted stock units was $1.4 million and $1.5 million, respectively. During the year ended December 31, 2012, the aggregate intrinsic value of vested restricted stock units was $0.3 million. As of December 31, 2012, $1.1 million of total unrecognized compensation expense related to non-vested restricted stock units granted to employees and directors is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

The Company has in effect the 2006 Employee Stock Purchase Plan (“2006 ESPP”) under which subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. The total share-based compensation expense related to such purchases amounted to $0.02 million and $0.1 million, respectively, for the years ended December 31, 2012 and 2011.

As of December 31, 2012, 42,740 shares have been issued under this plan and 183,316 shares remained available for issuance under the 2006 ESPP.

Note 8 – Commitments and Contingencies

Leases

The Company has several non-cancelable operating leases for facilities that are set to expire over the next 7 years. The leases generally contain renewal options ranging from one to three years and require the Company to pay all executory costs, such as maintenance and insurance. In addition, leases generally contain provisions for annual rent escalations based on fixed amounts or cost of living increases. The difference between the rent due under the stated periods of the leases compared to rent expense on a straight-line basis is recorded as deferred rent. As of December 31, 2012 and 2011, respectively, the current portion of deferred rent was $0.3 million and is included in accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2012 and 2011, the long-term portion of deferred rent was $0.9 million and $1.0 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balances sheets. The minimum rental payments, exclusive of other occupancy charges, under the leases for the Company’s facilities and future lease payments required under other operating leases is as follows:

Years	Operating Leases
2013	$6,524
2014	5,974
2015	5,641
2016	1,503
2017	1,063
Thereafter	1,190

$21,895

Rent expense for operating leases for the years ended December 31, 2012 and 2011 was $6.8 million and $8.1 million, respectively.

Office of the Chief Scientist Grants

The Company’s research and development efforts in Israel have been partially financed through grants from the OCS. In return for the OCS’s participation, the Israeli subsidiary is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest. The grants received bear annual interest at LIBOR as of the date of approval. The grants are presented in the accompanying consolidated statements of operations and comprehensive loss, as an offset to related research and development expenses and were zero and $1.7 million, respectively for the year ended December 31, 2012 and 2011. Repayment of the grants is not required in the event that there are no sales of products developed within the framework of such funded programs. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues was $0.8 million and $0.9 million, respectively, for the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, the royalty payable amounted to $1.0 million and $0.4 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.9 million and $17.6 million as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012 and 2011, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $0.9 million and $1.5 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

Purchase Commitments

The Company purchases raw material and components for its I-Gate 4000 line of media gateways, under binding purchase orders for each product covered by a product forecast. In addition to the inventory purchased, as of December 31, 2012 and 2011, the Company had open purchase commitments totaling $1.0 million and $1.5 million, respectively. There were no other purchase commitments as of December 31, 2012 and 2011.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Litigation

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activity. Although the results of litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations, or cash flows. Legal costs are expensed as incurred.

SEC Investigation

On March 28, 2011, the Company received a letter from the SEC informing the Company that the SEC was conducting an informal inquiry (“SEC Informal Inquiry”), and requesting that the Company preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed the Company that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by former Veraz Networks Inc. business during periods prior to completion of the Company’s business combination with Dialogic Corporation. The Company’s Board of Directors (the “Board”), appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP (“Sheppard Mullin”), as outside counsel to the committee. The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and the Company has updated and improved its compliance procedures. In addition, the Company produced documents to the Department of Justice (“DOJ”), relating to the SEC Informal Inquiry. Sheppard Mullin subsequently became counsel to the Company on this matter and with Sheppard Mullin; the Company continues to fully cooperate with the SEC and DOJ, in connection with the SEC Informal Inquiry. At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. Based on information currently available to the Company, it believes that any of the allegations, even if true, would not have a material adverse effect on the accompanying consolidated financial statements.

Loss Contingency

The Company is subject to various claims that have arisen in the ordinary course of business. As of December 31, 2012 and 2011, the Company had a reserve of $0.3 million and $1.8 million, respectively, related to asserted third party claims. The asserted third party claims for which the reserve was taken were settled on March 23, 2012. The monetary settlement was for a total of $1.8 million and accordingly, the Company recorded an additional charge of $1.5 million during the fourth quarter of 2011. This amount was recorded in cost of product revenue in the accompanying consolidated statement of operations. The monetary settlement is being paid in installments over a 12-month period beginning in April 2012.

Note 9 – Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s CEO. The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geographic area is based on the billing address of the customer.

The following tables set forth revenue and long-lived assets, net by geographic area:

	Years Ended December 31,
	2012	2011
Revenue:
Americas	$72,864	$90,866
Europe, Middle East and Africa	52,114	67,159
Asia Pacific	34,991	40,059

Total revenue	$159,969	$198,084

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

	December 31,
	2012	2011
Long-lived assets, net
Americas:
United States	$32,594	$36,067
Canada	28,063	34,289
Other foreign countries	1,633	2,081

Total long-lived assets, net	$62,290	$72,437

Note 10 – Income Taxes

The components of the Company’s loss before income taxes for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
	2012	2011
United States	$(16,970)	$(32,069)
Foreign	(20,587)	(22,458)

Loss before income taxes	$(37,557)	$(54,527)

The Company’s provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
	2012	2011
Loss before income taxes	$(37,557)	$(54,527)

Combined staturory taxes at 34%	34.00%	34.00%
Adjustments for:
Reserves for uncertain tax positions	(0.34)%	1.17%
Research and tax credits	1.42%	2.16%
State and local taxes	(0.13)%	(0.17)%
Difference in tax rates	(0.32)%	(3.58)%
Stock-based compensation expense	(0.64)%	(0.39)%
Non-deductible expenses	(3.39)%	(3.33)%
Change in valuation allowance	(28.61)%	(28.72)%
Currency conversion	(1.92)%	(0.26)%
Foreign income taxed locally	(0.36)%	(0.36)%
Other	(0.28)%	(1.04)%

	(0.58)%	(0.52)%

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

The Company’s provision for income taxes for the years ended December 31, 2012 and 2011 is comprised of the following:

	Years Ended December 31,
	2012	2011
Current income tax provision (benefit):
U.S. Federal	$(404)	$(58)
U.S. State	42	124
Foreign	897	766

	$535	$832

Deferred income tax provision (benefit):
U.S. Federal	$—	$—
U.S. State	—	—
Foreign	(322)	(550)

	(322)	(550)

	$213	$282

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Loss carry-forwards	$84,517	$71,337
Deferred revenue	1,027	1,381
Tax credits	15,190	14,565
Research and development	8,785	8,731
Accrued expenses and reserves	2,488	5,025
Fixed assets and amortization	6,544	5,220
Technology and patents	3,507	3,039
Inventories	2,893	2,791
Other	8,428	4,604

Total deferred tax assets	133,378	116,693
Less: valuation allowance	(128,624)	(112,274)

Net deferred tax assets	4,755	4,419
Deferred tax liabilities:
Acquired intangible assets	(2,278)	(2,298)
Other liabilities	(1,571)	(1,571)

Total deferred tax liabilities	(3,849)	(3,869)

Net deferred tax assets and liabilities	$906	$550

Presented as:
Current	$—	$—
Long-Term	906	550

Total	$906	$550

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

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit (expense).

At December 31, 2012, the Company had U.S. federal, state and foreign net operating loss carry forwards of approximately $113.4 million, $90.1 million and $268.4 million, respectively. These U.S. federal, state and foreign net operating loss carryforwards expire in varying amounts from 2021 to 2031, 2012 to 2031 and 2012 to indefinite, respectively. Foreign losses are primarily related to operations in Canada, Ireland and Israel.

At December 31, 2012, the Company had U.S. federal, state and foreign tax credits of approximately $2.9 million, $6.4 million and $5.9 million, respectively. The tax credits primarily relate to research tax credits and investment tax credits. The U.S. federal, state and foreign tax credits expire in varying amounts from 2022 to 2026, 2018 to 2027, and 2018 to indefinite, respectively. The Company has recorded a net deferred tax asset of $15.2 million related to these tax credits before consideration of a valuation allowance. As at December 31, 2012, the Company had $42.4 million of Canadian and $20.4 million of provincial reported unclaimed research and development expenditures available to reduce income for Canadian tax purposes in 2012, or thereafter. The Company has recorded a net deferred tax asset of $8.8 million related to these expenditures before consideration of a valuation allowance.

Utilization of the Company’s net operating loss carry forwards and tax credits are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382). The Company has preliminary determined the extent of such limitations and that an ownership change has occurred.

Unrecognized tax benefits represent uncertain tax positions for which reserve have been established. As of December 31, 2012 and 2011, the total liability for unrecognized tax benefits was $2.6 million and $2.5 million, respectively, of which all would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax return filed in various jurisdictions closes, sometimes without adjustments. During the year ended December 31, 2012, the unrecognized tax benefits were reduced by $1.6 million as a result of expiration of statute of limitations in several jurisdictions. This was offset in part by the establishment of reserves of $1.7 million for various matters in different jurisdictions.

The aggregate change in the gross consolidated liability for uncertain tax positions, inclusive of interest and penalties, is as follows:

	December 31,
	2012	2011
Beginning balance	$2,516	$3,207
Increases based upon tax positions related to the current year	1,654	428
Increases based upon tax positions in prior years	35	190
Decreases for tax positions of prior years	(1,600)	(1,309)

	$2,605	$2,516

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the accompanying consolidated statements of operation and comprehensive loss. As of December 31, 2012 and 2011, the reserve for uncertain tax positions included interest and penalties of $1.1 million and $0.6 million, respectively. Interest and penalty expense, net included was $0.5 million and $0.02 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company classified the liability in the amount of $2.3 million and $2.5 million, respectively, as long term and $0.3 million and zero, respectively, as short term. The Company anticipates that during the next twelve months the total liability for unrecognized tax benefits may change by $0.4 million due to the expiration of different tax statutes or tax settlements. Any reduction due to expiring statutes would impact the Company’s effective tax rate.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Additionally, any net operating losses and credits that were generated in prior years may also be subject to examination by the IRS, in the tax year the net operating loss and credits are utilized. In addition, the Company may be subject to examination in foreign jurisdictions for the years from 2004 through 2012.

DIALOGIC INC.

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)

Taxes on income earned by the Company’s subsidiaries in various countries have been accrued and are being paid in accordance with the laws of each country. Deferred income taxes are not provided on undistributed earnings of $46.1 million from certain foreign subsidiaries as of December 31, 2012, such unremitted earnings are to be indefinitely reinvested outside the United States. At this time, the Company has deemed it impracticable to determine the amount of any tax payable if these amounts were repatriated. Determination of the liability is largely dependent on circumstances under which the remittance occurs.

Note 11 – Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and had made no contributions for the years ended December 31, 2012 or 2011.

Note 12 – Subsequent Events

On March 7, 2013, the Company appeared before the NASDAQ Hearings Panel (the “Panel”). On March 15, 2013, the Panel rendered its decision and allowed the Company to continue to be listed on the NASDAQ Global Market, subject to the condition that, on or before April 15, 2013, the Company demonstrate to the Panel that it has regained compliance with the Market Value Rule.

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

Our management evaluated (with the participation of our Chief Executive Officer and Chief Financial Officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP, and (iii) compliance with applicable laws and regulations.

Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2012. Based on this evaluation, management concluded that as of December 31, 2012 our internal controls over financial reporting were effective and the material weakness identified in connection with its evaluation of our internal controls as of December 31, 2011 had been remediated. Public Company Accounting Oversight Board Auditing Standard No. 5, defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified during 2011 related to the fact that, while we had initiated procedures to document and review the system of internal controls, those procedures were not in place for a sufficient amount of time to adequately assess the operating effectiveness.

Management has taken measures to remediate the material weakness previously identified, which included engaging an outside consultant to further review the design effectiveness of our internal controls and perform sufficient testing to determine the operating effectiveness of internal control over financial reporting for the year ended December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding the effectiveness of our internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit Dialogic to provide only management’s report in this annual report.

Changes in Internal Controls

During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as otherwise set forth above.

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

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholder (“2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Election of Directors” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers of the Company,” “Code of Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable.

(a)(3) Exhibits

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: March 22, 2013	By:	/s/ John T. Hanson
		Name:	John T. Hanson
		Title:	Principal Financial and Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Cook and John Hanson, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Cook Kevin Cook	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2013

/s/ John T. Hanson John T. Hanson	Principal Financial and Accounting Officer	March 22, 2013

/s/ Patrick Jones Patrick Jones	Chairman, Board of Directors and Director	March 22, 2013

/s/ Nick DeRoma Nick DeRoma	Director	March 22, 2013

/s/ Dion Joannou Dion Joannou	Director	March 22, 2013

/s/ Richard Piasentin Richard Piasentin	Director	March 22, 2013

/s/ Rajneesh Vig Rajneesh Vig	Director	March 22, 2013

/s/ W. Michael West W. Michael West	Director	March 22, 2013

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation	8-K	001-33391	2.1	5/14/2010

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2000

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.1	9/14/2012

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock	8-K	001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	4/16/2012

4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the buyers signatory thereto.	8-K	001-33391	4.1	4/13/2012

4.6	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	001-3391	10.11	5/15/2012

4.7	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified in the Schedule of Purchasers thereto.	8-K	001-33391	10.1	4/13/2012

4.8	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	001-33391	10.2	4/13/2012

4.9	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic Inc. and the buyers signatory thereto.	8-K	001-33391	4.1	2/11/2013

10.1*	2001 Equity Incentive Plan and forms of related agreements	S-1	333-138121	10.14	10/20/2006

10.2*	2003 Israeli Share Option Plan.	S-1/A	333-138121	10.15	3/16/2007

10.3*	2006 Equity Incentive Plan, as amended.	10-K	001-33391	10.3	4/16/2012

10.4*	Forms of 2006 Equity Incentive Plan agreements.	S-1	333-138121	10.16	10/20/2006

10.5*	2006 Employee Stock Purchase Plan, as amended	10-K	001-33391	10.5	4/16/2012

10.6*	Letter, dated November 29, 2007, issued by the Registrant and addressed to Mike West	10-K	001-33391	10.41	3/14/2008

10.7	Dialogic Support Agreement, dated May 12, 2010	8-K	001-33391	99.2	5/10/2010

10.8*	Service Agreement, dated December 30, 2010, between Nick Jensen and Registrant	8-K	001-33391	10.1	1/6/2011

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.9	Second Amended and Restated Credit Agreement by and among Dialogic Corporation, the Registrant, the subsidiary guarantors that are signatories thereto, the lenders that are signatories and Obsidian, LLC dated as of October 1, 2010	10-K	001-33391	10.53	3/31/2011

10.10	Consent and Thirteenth Amendment to Credit Agreement entered into as of October 1, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-K	001-33391	10.54	3/31/2011

10.11	Credit Agreement, by and among Dialogic Corporation, the financial institutions named as lenders on the signature pages thereto, Wells Fargo Foothill Canada ULC dated as of March 5, 2008	10-K	001-33391	10.55	3/31/2011

10.12	Letter dated March 10, 2011 from the Term Lenders to the Registrant	10-K	001-33391	10.56	3/31/2011

10.13*	Letter Agreement between Kevin Cook and Registrant	10-Q	001-33391	10.9	11/14/2012

10.14	Consulting Agreement between Nick Jensen and Registrant	10-Q	001-33391	10.8	11/14/2012

10.15	Consent and Fourteenth Amendment to Credit Agreement entered into as of December 15, 2010, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.1	08/15/2011

10.16	Consent and Fifteenth Amendment to Credit Agreement entered into as of February 8, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.2	08/15/2011

10.22	Consent and Sixteenth Amendment to Credit Agreement entered into as of July 26, 2011, by and among Dialogic Corporation, Registrant, Wells Fargo Foothill Canada ULC, and the financial institutions named as lenders on the signature pages thereto	10-Q	001-33391	10.3	08/15/2011

10.18*	Form of Indemnity Agreement	8-K	001-33391	10.5	4/13/2012

10.20	Forbearance Agreement, dated November 14, 2011, by and between Dialogic Corporation, the lenders from time to time party thereto and Wells Fargo Foothill Canada ULC.	8-K	001-33391	10.1	11/18/2011

10.21	Form Letter Agreement dated May 10, 2012.	8-K	001-33391	10.1	5/11/2012

10.22	Form of First Amendment to Voting Agreement dated May 10, 2012.	8-K	001-33391	10.2	5/11/2012

10.23	Letter, dated January 5, 2012 from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	1/6/2012

10.24	Amendment No. 2 to Forebearance Agreement, dated as of January 5, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	1/6/2012

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.25	Letter, dated February 2, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	2/6/2012

10.26	Amendment No. 3 to Forbearance Agreement, dated as of February 6, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	2/6/2012

10.27	Letter, dated March 1, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to the Company.	8-K	001-33391	10.1	3/5/2012

10.28	Amendment No. 4 to Forbearance Agreement, dated as of March 5, 2012, by and among Wells Fargo Foothill Canada ULC, an unlimited corporation existing under the laws of Alberta, as the administrative agent for the Lenders, certain financial institutions party thereto as Lenders, and Dialogic Corporation, a British Columbia corporation.	8-K	001-33391	10.2	3/5/2012

10.29	Third Amended and Restated Credit Agreement, dated March 22, 2012, by and among Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, Tennenbaum Opportunities Partners V, LP and Dialogic Corporation, a British Columbia corporation.	10-Q	001-33391	10.8	5/15/2012

10.30	Waiver and Seventeenth Amendment to Credit Agreement, dated March 22, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	10-Q	001-33391	10.9	5/15/2012

10.31	Subscription Agreement, dated March 22, 2012.	10-Q	001-33391	10.10	5/15/2012

10.32	Form of Voting Agreement entered into March 22, 2012.	10-Q	001-33391	10.12	5/15/2012

10.33	First Amendment to Third Amended and Restated Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.3	4/13/2012

10.34	Eighteenth Amendment to Credit Agreement, dated April 11, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	001-33391	10.4	4/13/2012

10.35	Form of Letter Agreement dated May 1, 2012.	8-K	001-33391	10.1	5/11/2012

10.36	Form of First Amendment to Voting Agreement dated May 1, 2012.	8-K	001-33391	10.2	5/11/2012

10.37	Second Amendment to Third Amended and Restated Credit Agreement, dated November 6, 2012, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.6	11/13/2012

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.38	Nineteenth Amendment to Credit Agreement, dated November 13, 2012, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	001-33391	10.7	11/13/2012

10.39	Employment Agreement, dated November 16, 2012, between Anthony Housefather and Registrant.	10-K				X

10.40	Subscription Agreement dated February 7, 2013, by and among Dialogic Inc. and the purchasers identified on the Schedule of Purchasers thereto.	8-K	001-33391	10.1	2/11/2013

10.41	Third Amendment to the Third Amended and Restated Credit Agreement, dated February 7, 2013, by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	001-33391	10.2	2/11/2013

10.42	Waiver and Twentieth Amendment to Credit Agreement, dated February 7, 2013, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	001-33391	10.3	2/11/2013

21.1	Subsidiaries of the Registrant	10-K				X

23.1	Consent of Independent Registered Public Accounting Firm	10-K				X

24.1	Power of Attorney. Reference is made to the signature page hereto.	10-K				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	10-K				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act	10-K				X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act	10-K				X

101.INS†	XBRL Instance Document	10-K				X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document	10-K				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K				X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	10-K				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K				X

*	Management contract, compensatory plan or arrangement.
#	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.