Form 10-K/A
period 2012-12-31
Dialogic Inc.
filed 2013-07-31
CIK 1366649

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

(408) 750-9400

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 18, 2013, 15,948,782 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend in its entirety Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 22, 2013, or the 10-K. Subsequent to the filing of the 10-K on March 22, 2013, certain matters came to our attention that indicated that material weaknesses existed at December 31, 2012. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal accounting officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after March 22, 2013) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART II

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and new principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated (with the participation of our principal executive officer and new principal accounting officer) our disclosure controls and procedures as of December 31, 2012, and after the filing of the 10-K with the SEC on March 22, 2013, and concluded that our disclosure controls and procedures were not effective as of December 31, 2012 due to material weaknesses in our internal control over financial reporting, which are described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal accounting officer to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP, and (iii) compliance with applicable laws and regulations.

SEC Regulation 12B-2 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our principal executive officer and new principal accounting officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2012. After the filing of the original Form 10-K with the SEC on March 22, 2013, management identified certain accounting misstatements to previously issued financial statements that were the result of material weaknesses in internal control over financial reporting. None of the misstatements, either individually or in the aggregate, resulted in a material misstatement to any previously reported financial statements. The material weaknesses related to a lack of effective controls over revenue recognition and a lack of effective entity level controls as of December 31, 2012, as described below.

Material Weaknesses

(1)	Revenue recognition practices

The following significant deficiencies existed in internal control over revenue recognition, which aggregate to a material weakness:

•

There was a lack of communication between operations and finance personnel regarding sales terms for one customer contract. Specifically, non-standard terms were agreed to between operations personnel and a customer that were outside of the formal contractual agreement, that resulted in a misstatement of product revenue during the second quarter of 2012.

•

There were ineffective controls over the confirmation of shipments. Specifically, a shipment from one of our contract manufacturers occurred on a date that was later than the date originally indicated, and there was a lack of a control to verify the date shipped. Also, there was a lack of an automated control to ensure that shipping occurs prior to invoicing.

•	There was a lack of sufficient technical accounting expertise to apply revenue recognition requirements to certain revenue transactions:

a)	finance personnel did not identify that the risk of loss had not passed to the customer for certain revenue transactions occurring at period-ends as a result of using intermediate common carriers that were not customer-designated carriers. Under our shipping terms for the majority of our product transactions, risk of loss passes when the customer-designated carrier takes the goods.

b)	finance personnel did not perform an adequate review of key terms and conditions of certain revenue transactions to assess that revenue recognition criteria were met.

None of the misstatements identified related to this material weakness, either individually or in the aggregate, resulted in a material misstatement to any previously reported financial statements.

(2)	Breach of entity level controls

There was a material weakness identified related to the Control Environment and Information and Communication components of 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This material weakness relates to an inadequate tone within the finance department to implement and maintain an effective control environment in accordance with our Code of Conduct, evidenced by:

(a)	communication by the finance department of incomplete information concerning certain financial reporting matters; and

(b)	failure of our finance department to communicate and enforce existing accounting policies and procedures.

Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 Internal Control — Integrated Framework.

Remediation

Management has taken or will be taking the following remediation steps that are intended to address the material weaknesses described above:

Revenue recognition practices: (a) Training will be implemented with all members of the Sales and Operations Departments so that they better understand the reasons why any change to terms requires communication with and approval of the legal and finance departments; (b) we now require that our contract manufacturers prepare a shipping log made on our behalf to confirm the details of when the shipments leave a manufacturer’s plant; (c) we are currently investigating an automated solution which would provide an interface between our Oracle ERP system and the systems provided by common carriers; (d) we have discontinued using intermediate common carriers for quarter-end shipments; (e) we will provide additional education and training to members of the finance department regarding revenue recognition rules to enable them to appropriately apply accounting requirements to revenue transactions and perform a sufficient review of terms and conditions of revenue transactions to determine their impact on revenue recognition; and (f) we are reviewing our written policies and procedures on revenue recognition as they pertain to the deficiencies noted above and will revise those policies and procedures as needed.

Breach of entity level controls: (a) we will provide additional education and training on the importance of effective communication within the finance department; (b) our legal department will continue to provide training sessions to all employees regarding our enforcement of existing policies and procedures; and (c) our legal and human resources departments are implementing a company-wide training program for all employees to enhance knowledge of our existing policies and procedures.

Neither this Amendment nor the 10-K include an attestation report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting, which is pursuant to rules of the SEC that permit us to provide only management’s report in this Amendment and the 10-K.

Changes in Internal Controls

During our most recent fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal accounting officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed:

(3)	Exhibits

The list of exhibits filed as part of this Amendment No. 1 to the Annual Report is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2013

DIALOGIC INC.

By:	/s/ Kevin Cook
Kevin Cook
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Schmitt
Michael Schmitt
Director, Financial Reporting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of Exchange Act*

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of Exchange Act*

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act*

*	Filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A.