Form 10-Q
period 2013-03-31
Dialogic Inc.
filed 2013-07-31
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

Dialogic Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,436	$6,501
Restricted cash	1,180	900
Accounts receivable, net of allowance of $2,251 and $1,217, respectively	28,129	32,422
Inventory	7,296	8,874
Other current assets	7,738	8,993

Total current assets	48,779	57,690
Property and equipment, net	5,281	5,978
Intangible assets, net	23,606	25,089
Goodwill	31,223	31,223
Other assets	2,094	2,147

Total assets	$110,983	$122,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,900	$16,994
Accrued liabilities	17,466	21,270
Deferred revenue, current portion	13,945	12,742
Bank indebtedness	11,990	11,717
Income taxes payable	1,024	1,007

Total current liabilities	56,325	63,730
Long-term debt, related parties, net of discount	68,375	66,536
Warrants	3,192	1,985
Other long-term liabilities	8,383	8,978

Total liabilities	136,275	141,229
Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized - 200,000,000 shares; Issued and outstanding 15,874,315 shares and 14,415,652 shares, respectively	16	14
Additional paid-in capital	261,757	257,658
Accumulated other comprehensive loss	(22,354)	(22,423)
Accumulated deficit	(264,711)	(254,351)

Total stockholders’ deficit	(25,292)	(19,102)

Total liabilities and stockholders’ deficit	$110,983	$122,127

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

Dialogic Inc.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Products	$24,733	$32,488
Services	9,062	9,597

Total revenue	33,795	42,085
Cost of revenue:
Products	9,577	11,411
Services	4,641	5,171

Total cost of revenue	14,218	16,582

Gross profit	19,577	25,503

Operating expenses:
Research and development, net	8,033	12,823
Sales and marketing	9,248	11,611
General and administrative	7,960	7,585
Restructuring charges, net	212	57

Total operating expenses	25,453	32,076

Loss from operations	(5,876)	(6,573)

Other income (expense):
Interest and other income (expense), net	(40)	(83)
Interest expense	(2,367)	(4,100)
Change in fair value of warrants	(1,206)	(2,933)
Foreign exchange loss, net	(361)	(102)

Total other expense, net	(3,974)	(7,218)

Loss before provision for income taxes	(9,850)	(13,791)
Income tax provision	510	360

Net loss	$(10,360)	$(14,151)

Net loss per share - basic and diluted	$(0.68)	$(2.25)

Weighted average shares of common stock used in calculation of net loss per share - basic and diluted	15,270	6,299

Other comprehensive loss:
Net loss	$(10,360)	$(14,151)
Foreign currency translation adjustment	69	(49)

Total comprehensive loss	$(10,291)	$(14,200)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,360)	$(14,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,344	3,311
Stock-based compensation	637	686
Amortization of debt issuance costs and debt discount	330	306
Fair value adjustment to warrants	1,206	2,933
Payment-in-kind interest expense on long-term debt	1,777	361
Bad debt expense, net	1,034	46
Deferred income taxes	24	(68)
Other non-cash charges	70	(144)
Net changes in operating assets and liabilities
Accounts receivable	3,259	(1,647)
Inventory	1,549	1,912
Other current assets	1,277	(551)
Accounts payable and accrued liabilities	(8,697)	1,743
Deferred revenue	1,203	984
Income taxes payable	17	(198)
Other long-term liabilities	(595)	(94)

Net cash used in operating activities	(4,925)	(4,571)

Cash flows from investing activities:
Restricted cash	(280)	(53)
Purchases of property and equipment	(135)	(633)
Purchases of intangible assets	—	(73)

Net cash used in investing activities	(415)	(759)

Cash flows from financing activities:
Payments of debt issuance costs	—	(674)
Borrowings (payments) on bank indebtedness, net	75	(224)
Proceeds from long-term debt, net of original issue discount	3,200	1,000

Net cash provided by financing activities	3,275	102

Effect of exchange rate changes on cash and cash equivalents	—	(2)

Net decrease in cash and cash equivalents	(2,065)	(5,230)
Cash and cash equivalents at beginning of period	6,501	10,353

Cash and cash equivalents at end of period	$4,436	$5,123

Supplemental disclosure of cash flow information:
Cash paid
Interest	$180	$3,816

Income taxes paid (refunded)	$302	$(5)

Non-cash transactions:
Issuance of common stock in connection with debt modification	$3,461	$—

Debt issuance costs incurred as additional term loan debt	$250	$—

Issuance of warrants in connection with debt refinancing	$—	$7,072

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1 – The Company

Dialogic Inc., the Network Fuel™ company (“Dialogic” or the “Company”), inspires the world’s leading service providers and application developers to elevate the performance of media-rich communications across the most advanced networks. The Company increases the reliability of any-to-any network connections, enhances the impact of applications and amplifies the capacity of congested networks.

Wireless and wireline service providers use the Company’s products to transport, transcode, manage and optimize video, voice and data traffic while enabling VoIP and other media rich services. These service providers also utilize the Company’s technology to energize their revenue-generating value-added services platforms such as messaging, SMS, voice mail and conferencing, all of which are becoming increasingly video-enabled. Enterprises rely on the Company’s innovative products to simplify the integration of IP and wireless technologies and endpoints into existing communication networks, and to empower applications that serve businesses, including unified communication applications, contact center and Interactive Voice Response/ Interactive Voice and Video Response.

The Company sells its products to both enterprise and service provider customers and sells both directly and indirectly through distribution partners such as Technology Equipment Manufacturers, Value Added Resellers and other channel partners. Its customers enhance their enterprise communications solutions, their networks, or their value-added services with the Company’s products.

The Company was incorporated in Delaware on October 18, 2001 as Softswitch Enterprises, Inc., and subsequently changed its name to NexVerse Networks, Inc. in 2001, Veraz Networks, Inc. in 2002 and Dialogic Inc. in 2010. The Company or businesses it has acquired have been providing products and services for nearly 25 years.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and March 31, 2012 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2012 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the annual financial statements and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and March 31, 2012, and cash flows for the three months ended March 31, 2013 and March 31, 2012. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 3 – Immaterial Corrections to Prior Period Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2012, the Company became aware of one revenue transaction with a distributor recorded during the second quarter of 2012 that should have been recorded on the sell-through basis in the third quarter of 2012 as a result of a non-standard term that was agreed to with the customer by the Company. The Company reviewed shipping dates and terms related to additional shipments of its products during 2012 and the first quarter of 2013 to determine whether revenue was recognized in the correct period. Based on the Company’s evaluation, it was not proper for the Company to recognize revenue for products collected by certain intermediate common carriers, used primarily at quarter-ends, since title and risk of loss did not pass until such shipments were picked up by the customer’s shipping agent under the agreed upon shipping terms. As a result, previously reported product revenue and cost of product revenue for the quarterly periods of 2012 were misstated. In addition, the opening accumulated deficit as of January 1, 2012 was understated and the ending accumulated deficit as of December 31, 2012 was understated.

The Company assessed the materiality of these errors, using relevant quantitative and qualitative factors, and determined that these errors, both individually and in the aggregate, were not material to any previously reported period. The Company made these immaterial corrections to the 2012 financial statements, which include corrections to the quarterly periods of 2012. Accordingly, the December 31, 2012 consolidated balance sheet as presented in this Form 10-Q has been revised as follows: accounts receivable has been reduced by $1.8 million, inventory has been increased by $0.6 million and ending accumulated deficit has been increased by $1.2 million. The opening accumulated deficit as of January 1, 2012 was also increased by $1.4 million. The impact of the errors as of and for the year ended December 31, 2012 and for the quarters of 2012 is shown in the tables below. There was no impact on cash flows from operating activities in any of the periods presented. The revised financial data will be reflected when those periods are published again in future filings.

The following table summarizes the impact of immaterial errors on the Company’s consolidated balance sheet as of December 31, 2012.

	As Reported	Immaterial Corrections	As Revised
Assets:
Accounts receivable	$34,248	$(1,826)	$32,422
Inventory	$8,306	$568	$8,874
Total current assets	$58,948	$(1,258)	$57,690
Total assets	$123,385	$(1,258)	$122,127
Liabilities Stockholders’ Deficit:
Accumulated deficit	$(253,093)	$(1,258)	$(254,351)
Total stockholders’ deficit	$(17,844)	$(1,258)	$(19,102)
Total liabilities and stockholders’ deficit	$123,385	$(1,258)	$122,127

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes the impact of immaterial corrections on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2012 and for the quarters of 2012.

As Reported	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012
Revenue:
Products	$31,510	$28,599	$32,140	$28,980	$121,229

Total revenue	41,107	38,559	42,391	37,912	159,969
Cost of revenue:
Products	11,067	15,901	11,070	10,483	48,521

Total cost of revenue	16,238	20,879	16,188	14,928	68,233

Gross profit	24,869	17,680	26,203	22,984	91,736

Loss from operations	(7,207)	(17,805)	(156)	(5,547)	(30,715)

Loss before provision (benefit) for income taxes	(14,425)	(18,143)	(234)	(4,755)	(37,557)

Net loss	$(14,785)	$(18,031)	$(290)	$(4,664)	$(37,770)

Net loss per share—basic and diluted	$(2.35)	$(2.85)	$(0.03)	$(0.32)	$(4.04)

Total comprehensive loss	$(14,834)	$(18,214)	$(482)	$(4,457)	$(37,987)

Immaterial Corrections	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012
Revenue:
Products	$978	$(1,645)	$1,697	$(920)	$110

Total revenue	978	(1,645)	1,697	(920)	110
Cost of revenue:
Products	(344)	637	(584)	333	42

Total cost of revenue	(344)	637	(584)	333	42

Gross profit	634	(1,008)	1,113	(587)	152

Loss from operations	634	(1,008)	1,113	(587)	152

Loss before provision (benefit) for income taxes	634	(1,008)	1,113	(587)	152

Net loss	$634	$(1,008)	$1,113	$(587)	$152

Net loss per share—basic and diluted	$0.10	$(0.16)	$0.11	$(0.04)	$0.02

Total comprehensive loss	$634	$(1,008)	$1,113	$(587)	$152

As Revised	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012
Revenue:
Products	$32,488	$26,954	$33,837	$28,060	$121,339

Total revenue	42,085	36,914	44,088	36,992	160,079
Cost of revenue:
Products	11,411	15,264	11,654	10,150	48,479

Total cost of revenue	16,582	20,242	16,772	14,595	68,191

Gross profit	25,503	16,672	27,316	22,397	91,888

Loss from operations	(6,573)	(18,813)	957	(6,134)	(30,563)

Loss before provision (benefit) for income taxes	(13,791)	(19,151)	879	(5,342)	(37,405)

Net loss	$(14,151)	$(19,039)	$823	$(5,251)	$(37,618)

Net loss per share—basic and diluted	$(2.25)	$(3.00)	$0.08	$(0.36)	$(4.03)

Total comprehensive loss	$(14,200)	$(19,222)	$631	$(5,044)	$(37,835)

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4 – Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies for the three months ended March 31, 2013 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2012.

Risks and Uncertainties

The Company has experienced significant losses in the past and has not sustained profits. The Company is also highly leveraged, with $12.0 million in current bank indebtedness and $68.4 million in long-term debt, net of discount as of March 31, 2013. During 2012, the Company and certain of its subsidiaries entered into and subsequently amended the Third Amended and Restated Credit Agreement, dated as of March 22, 2012, (the “Term Loan Agreement”) with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”), which among other things, reduced the stated interest rate to 10% from 15%, revised the financial covenants and provided for additional borrowings.

On February 7, 2013, the Company and certain of its subsidiaries entered into a Third Amendment to the Term Loan Agreement (the “Third Amendment”), in which the Term Lenders provided additional borrowings of $4.0 million, in exchange for 1,442,172 shares of common stock pursuant to a Subscription Agreement (the “Subscription Agreement”) and subject to a lockup agreement (the “Lock-Up Agreement”). Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

These actions were determined to be a troubled debt restructuring and were taken to improve the Company’s liquidity, leverage and future operating cash flow. The Company also took certain restructuring actions during the year ended December 31, 2012 and the quarter ended March 31, 2013 (see Note 8 for further discussion) in order to improve its future operating performance.

As discussed further in Notes 6 and 7, the Company is required to meet certain financial covenants under the Term Loan Agreement and Revolving Credit Agreement dated March 5, 2008 (“Revolving Credit Agreement”) between the Company and Wells Fargo Foothill Canada ULC (the “Revolving Credit Lender”), including minimum EBITDA (defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP). Under the Term Loan Agreement, the Company must maintain a minimum EBITDA of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014, $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period thereafter. Under the Revolving Credit Agreement, the Company must maintain a minimum EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2014 and for each twelve month period ending on the last date of each quarter thereafter. In the event that the Company is unable to achieve the aforementioned EBTDA levels, the covenants may not be met and the Company would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

If future covenant or other defaults occur under the Term Loan Agreement or under the Revolving Credit Agreement, the Company does not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the Company’s obligations under the Revolving Credit Agreement or Term Loan Agreement and the Company’s failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Lenders could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, the Company could seek to reorganize its business or the Company or a trustee appointed by the court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If the Company needed to liquidate its assets, the Company might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

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

Based on the Company’s current plans and business conditions, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through the end of 2013. Accordingly, the accompanying consolidated financial statements have been prepared on a going concern basis.

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

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, bank indebtedness, accounts payable, and accrued liabilities approximate fair value because of their generally short maturities. For cash equivalents, the estimated fair values are based on market prices. The fair value of the revolving credit facility approximates the carrying amount since interest is based on market based variable rates. The fair value of the Company’s long-term debt is estimated by discounting the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Money Market Funds	$4	$4	$—	$—
Liabilities:
Warrants	$3,192	$—	$3,192	$—

	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Money Market Funds	$4	$4	$—	$—
Liabilities:
Warrants	$1,985	$—	$1,985	$—

The Company measured its available-for-sale securities at fair value on a recurring basis and has determined that these financial assets should be classified as level 1 in the fair value hierarchy.

The Company measured its warrants at fair value on a recurring basis and has determined that these financial liabilities should be classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of March 31, 2013 and December 31, 2012 using the Black-Scholes method of valuation using the following assumptions.

	March 31, 2013	December 31, 2012
Expected Term	4.0 years	4.25 years
Volatility	90.00%	90.00%
Dividend Yield	—%	—%
Risk-Free Interest Rate	0.77%	0.72%

Concentrations and Credit risk

As of March 31, 2013 and December 31, 2012, accounts receivable aggregating approximately $19.9 million and $16.8 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.13% of consolidated revenue.

No customers accounted for over 10% of the Company’s revenue for the three months ended March 31, 2013 and March 31, 2012. No customer accounted for more than 10% of accounts receivable as of March 31, 2013 and December 31, 2012.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 5 – Select Balance Sheet Information

Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components; work in process and finished products. The following table sets forth the components of inventory as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials and components	$3,432	$3,580
Work in process	754	1,031
Finished products	3,110	4,263

Total inventory	$7,296	$8,874

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives. The following table sets forth the components of property and equipment, net as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Computer equipment and software	$40,074	$40,025
Furniture and fixtures	3,355	3,355
Machinery and equipment	13,180	13,077
Leasehold improvements	4,293	4,278

	60,902	60,735
Less: accumulated depreciation	(55,621)	(54,757)

Total property and equipment, net	$5,281	$5,978

Depreciation expense was $0.9 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

Goodwill and Intangible Assets

Goodwill at March 31, 2013 and December 31, 2012 was $31.2 million. The Company applies a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist.

The following sets forth a summary of intangible assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(46,881)	9,068
Customer relationships	38,312	(33,887)	4,425
Software licenses	3,489	(3,489)	—
Patents	1,317	(1,204)	113

	$109,067	$(85,461)	$23,606

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(45,792)	10,157
Customer relationships	38,312	(33,525)	4,787
Software licenses	3,489	(3,486)	3
Patents	1,317	(1,175)	142

	$109,067	$(83,978)	$25,089

Amortization expense was $1.5 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.

Accrued Liabilities

The following table summarizes the Company’s accrued liabilities as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
Accrued compensation and benefits	$6,021	$7,744
Accrued resturcturing expenses	2,089	3,773
Accrued royalty expenses	959	1,280
Accrued commissions	1,157	1,585
Accrued professional fees	2,026	2,147
Deferred rent	271	271
Other accrued expenses	4,943	4,470

Total accrued liabilities	$17,466	$21,270

Note 6 – Bank Indebtedness

The Company has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. As of March 31, 2013, the borrowing base under the Revolving Credit Agreement amounted to $15.4 million, the Company borrowed $12.0 million, and the unused line of credit totaled $13.0 million, of which $3.4 million was available for additional borrowings. As of December 31, 2012, the borrowing base under the Revolving Credit Agreement amounted to $18.1 million, the Company borrowed $11.7 million, and the unused line of credit totaled $13.3 million, of which $6.4 million was available for additional borrowings.

On February 7, 2013, the Company and certain of its subsidiaries entered into a Twentieth Amendment to the Revolving Credit Agreement (the “Twentieth Amendment”) with the Revolving Credit Lender. Pursuant to the Twentieth Amendment, the Revolving Credit Agreement was amended to change the minimum EBITDA financial covenant and postpone its application until the first quarter ending March 31, 2014. Previously, the minimum EBITDA financial covenant would have commenced in the quarter ending June 30, 2013. The “Availability Block” was increased to $0.5 million and will increase by an additional $0.1 million on July 1, 2013 and on the first day of each fiscal quarter thereafter. The Revolving Credit Agreement was also amended to reduce the Borrowing Base by the Availability Block at all times.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following describes certain terms of the Revolving Credit Agreement, as amended:

Term. The commitment of the Revolving Credit Lender to make revolving credit loans terminates and all outstanding revolving credit loans are due on the maturity date, which is defined as the earlier of (i) March 31, 2015 or (ii) maturity of the Indebtedness (by acceleration or otherwise) under the Term Loan Agreement. The Company may repay the facility at its own option with 30 days’ notice to the Revolving Credit Lender.

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

For the three months ended March 31, 2013 and 2012, the Company recorded interest expense in the amount of $0.1 million and $0.2 million, respectively, related to the Revolving Credit Agreement. Average interest rates for the three months ended March 31, 2013 and 2012 were 4.75% and 5.75%, respectively.

Guarantors. The revolving credit loans are were entered into by the Company’s subsidiary Dialogic Corporation and are guaranteed by the Company, Dialogic (US) Inc., Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. (collectively the “Revolving Credit Guarantors”).

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

Note 7 – Debt and Related Party Transactions

Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 50% of the Company’s common stock as of March 31, 2013. One Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors.

In connection with entering into the Term Loan Agreement during 2012, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share. The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the accompanying unaudited condensed consolidated balance sheets. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants was $3.2 million and $2.0 million as of March 31, 2013 and December 31, 2012, respectively, and the Company recorded a loss of $1.2 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively, to reflect the change in fair value, which is recorded as a component of other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On February 7, 2013, the Company and certain of its subsidiaries entered into a Third Amendment to the Term Loan Agreement. Pursuant to the Third Amendment, the Term Lenders agreed to provide for additional borrowing of $4.0 million under the Term Loan Agreement. In consideration of this additional borrowing, the Company issued an amount of common stock to the Term Lenders equal to the market value of 10.0% of the outstanding shares of the common stock of the Company based on the closing price of the Company’s common stock immediately prior to such issuance pursuant to a Subscription Agreement, further described below. Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

A closing fee in the amount of $0.3 million was added to principal amount of Term Loans in consideration for the third quarter 2012 cash interest of $0.8 million converted into paid in kind (“PIK”) and $0.5 million of loans funded by the Term Lenders on December 28, 2012.

In connection with the Third Amendment, on February 7, 2013, a total of 1,442,172 shares of common stock were issued to the Term Lenders under the terms of the Subscription Agreement and subject to the Lock-Up Agreement (see further discussion below).

The Company and the Term Lenders also entered into a Registration Rights Agreement with the Term Lenders dated February 7, 2013 (the “Rights Agreement”) pursuant to which the Company agreed to file one or more registration statements registering for resale the shares of common stock issued under the Subscription Agreement within 90 days of such issuance.

On March 1, 2013, the Company entered into the Lock-Up Agreement with the Term Lenders whereby the Term Lenders agreed, for a period (“Lock-Up Period”) commencing on March 7, 2013 and ending on the date that the stockholders of the Company approve the issuance of 1,442,172 shares to the Term Lenders pursuant to the Subscription Agreement, not to sell or otherwise dispose of any of the shares, or vote or grant any proxy with respect to any of the shares at any meeting of stockholders or by written consent for any purpose or action during the Lock-Up Period. Pursuant to the Lock-Up Agreement, the Company agreed that, during the Lock-Up Period, the Company will not declare any dividends or make any distributions to the Term Lenders with respect to the shares.

The following describes certain provisions of the Term Loan Agreement, as amended:

Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to the Company up to $10.0 million on the same terms as the Term Loans. As of December 31, 2012, the Company had received $4.5 million under this provision. On February 7, 2013, in connection with the Third Amendment, the Term Lenders provided for an additional borrowing in the amount of $4.0 million, which was added to the principal amount of Term Loans. Of the total $4.0 million borrowing, approximately $3.2 million was received in cash, after an original issue discount of $0.8 million. There is $1.5 million remaining to be borrowed at the discretion of the Term Lenders.

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

The Company is required to offer to prepay the Term Loans out of the net proceeds of certain asset sales (including asset sales by the Company and its subsidiaries) at 100% of the principal amount of Term Loans prepaid, plus the prepayment premiums described above, subject to the Company’s right to retain proceeds of up to $1.0 million in the aggregate each fiscal year. Subject to the right to retain proceeds of up to $1.5 million in the aggregate in each fiscal year, the Company is also required to prepay the Term Loans out of 50% of the net proceeds from certain equity issuances by the Company, plus the prepayment premiums described above, except that no prepayment premium is required to be paid in respect of the first $35.0 million of net proceeds of an issuance by the Company of stock at a price of $6.25 per share or more.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

        Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%. In 2012 and thereafter, if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and PIK. Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

For interest incurred during the three months ended March 31, 2013, the Company was permitted, based on an agreement with the Term Lender, to pay the cash interest due as PIK.

For the three months ended March 31, 2013 and 2012, the Company recorded interest expense of $2.1 million and $3.6 million, respectively, related to the Term Loan Agreement of which $1.8 million and $0.1 million, respectively, related to accrued PIK interest; and $0.3 million and $0.3 million, respectively, related to amortization charges for deferred debt issuance costs and accretion of debt discount.

Guarantors. The Term Loans are entered into by the Company’s subsidiary Dialogic Corporation and are guaranteed by the Company, Dialogic US Inc., Dialogic Distribution Limited, Dialogic Manufacturing Limited, Dialogic Networks (Israel) Ltd., Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. and certain U.S. subsidiaries of the Company (collectively, the “Term Loan Guarantors”).

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

Financial Covenants. The Term Loans subject the Company to a Minimum EBITDA, defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. The Company must maintain a Minimum EBITDA of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014, $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period thereafter. Financial covenants pertaining to Minimum Interest Coverage Ratio, Maximum Consolidated Total Leverage Ratio and Minimum Liquidity have been removed from the Term Loan Agreement, effective with the Third Amendment.

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

The following table summarizes debt with related parties as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Term loan, principal	$74,692	$68,665
Debt discount	(6,317)	(2,129)

Total long-term	$68,375	$66,536

Note 8 – Restructuring Charges

The Company has implemented various initiatives to reduce its overall cost structure, including exiting certain facilities and transitioning work to other locations. Costs incurred in connection with these actions include employee separation costs, including severance, benefits and outplacement, and lease termination, cease use and other related facility exit costs

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

In December 2012, the Company committed to and approved a restructuring plan for a workforce reduction of approximately 95 full-time employees. On January 9, 2013, the Company executed upon the restructuring plan and notified the affected employees. The termination benefits are comprised of severance and related ongoing employee benefits. The Company had undertaken such workforce reduction in order to reduce operating costs and focus its resources on a restructured business model. During the three months ended March 31, 2013, cash expenditures amount to $1.7 million for these termination benefits. For the three months ended March 31, 2013, the Company recorded an adjustment to the restructuring accrual related to employee termination benefits, resulting in a net benefit of less than $0.1 million. As of March 31, 2013 and December 31, 2012, $0.7 million and $2.5 million, respectively, remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

For the three months ended March 31, 2012, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.1 million. Such charges were recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

In an effort to reduce overall operating expenses, the Company decided it was beneficial to close or consolidate office space at certain locations. For the three months ended March 31, 2013, the Company incurred expense of $0.9 million in lease and facility exit costs primarily related to idle space in Milpitas, California, and Needham, Massachusetts. In addition, the Company adjusted its facility related restructuring accruals for its Parsippany, New Jersey, Eatontown, New Jersey and Renningen, Germany based on new information received, resulting in a benefit of $0.7 million during the three months ended March 31, 2013. Such charges and credits, net are recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2012, the Company did not incur any expenses related to lease and facility exit costs.

As of March 31, 2013, $1.4 million of lease and facility exit costs were reflected as a component of accrued liabilities and $1.9 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2012, $1.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $1.9 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table sets forth restructuring activity for the three months ended March 31, 2013:

	Employee Termination/ Severance and Related Costs	Facilities Costs	Total
Balance, December 31, 2012	$2,487	$3,131	$5,618
Charges to operations	(43)	255	212
Payments made during the period	(1,746)	(126)	(1,872)

Balance, March 31, 2013	$698	$3,260	$3,958

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 9 – Stock-Based Compensation

The following table summarizes stock-based compensation expense by category for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$72	$84
Research and development	43	240
Sales and marketing	153	222
General and administrative	369	140

Total stock-based compensation expense	$637	$686

Stock Options

The following table sets forth the summary of stock options for the three months ended March 31, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)
Balance, December 31, 2012	832	$14.70	7.57
Granted	2	$1.00
Exercised	—
Cancelled and forfeited	(46)	$9.50

Balance, March 31, 2013	788	$14.96	7.54

Vested and expected to vest at March 31, 2013	748	$15.44	7.46
Exercisable at March 31, 2013	300	$28.00	5.19

As of March 31, 2013 and December 31, 2012, the weighted-average grant date fair value for stock options outstanding was $10.03 and $10.40, respectively. For the three months ended March 31, 2013 and 2012, stock-based compensation expense related to stock options was $0.2 million and $0.3 million, respectively. The total intrinsic value of options exercised was zero during the three months ended March 31, 2013 and 2012. As of March 31, 2013, $2.0 million of total unrecognized compensation expense related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.8 years.

Stock-based compensation cost is estimated at the grant date based on the award’s fair value. For stock options, fair value is calculated by the Black-Scholes option-pricing model. For restricted stock units (“RSUs”), fair value is determined based on the stock price on grant date. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Black-Scholes model requires various judgment-based assumptions including interest rates, expected volatility and expected term.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following weighted average assumptions were used to value options granted during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Risk-free interest rate	1.18%
Expected volitility	91%
Expected life (in years)	6.0
Dividend yield	—

Restricted Stock Awards

The following table summarizes restricted stock outstanding as of March 31, 2013:

	Number of RSUs	Weighted Average Contractual Life (in years)	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	238	0.97	$8.03
Granted	806		$2.26
Vested	(17)		$2.01
Forfeited or expired	(5)		$23.90

Balance, March 31, 2013	1,022	1.25	$3.40

For the three months ended March 31, 2013 and 2012, stock-based compensation expense related to RSUs was $0.4 million. During the three months ended March 31, 2013, the aggregate intrinsic value of vested RSUs was $0.03 million. As of March 31, 2013, $2.4 million of total unrecognized compensation expense related to non-vested RSUs granted to employees and directors is expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

The Company has in effect the 2006 Employee Stock Purchase Plan as amended (“2006 ESPP”) under which subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. The total share-based compensation expense related to such purchases amounted to zero and $0.1 million, respectively, for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, 42,740 shares have been issued under this plan and 327,472 shares remained available for issuance under the 2006 ESPP.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 10 – Net Loss Allocable to Common Stockholders per Share

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

Basic and diluted net loss per share was calculated as follows.

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(10,360)	$(14,151)

Denominator:
Basic and diluted weighted-average shares:
Weighted average shares used in computing basic and diluted net loss per share	15,270	6,299

Net loss per share - basic and diluted	$(0.68)	$(2.25)

Note 11 – Commitments and Contingencies

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

Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues was $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, the royalty payable amounted to $0.7 million and $1.0 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.8 million and $16.9 million as of March 31, 2013 and December 31, 2012, respectively.

Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. As of March 31, 2013 and December 31, 2012, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.2 million and $0.9 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

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

The following tables set forth revenue and long-lived assets, net by geographic area:

	Three Months Ended March 31,
	2013	2012
Revenue:
Americas	$15,665	$18,600
Europe, Middle East and Africa	11,200	13,803
Asia Pacific	6,930	9,682

Total revenue	$33,795	$42,085

	March 31,	December 31,
	2013	2012
Long-lived assets, net
Americas:
United States	$31,863	$32,594
Canada	26,828	28,063
Other foreign countries	1,419	1,633

Total long-lived assets, net	$60,110	$62,290

Note 13 – Income Taxes

The Company recorded an income tax provision of $0.5 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, the Company’s effective tax rate was approximately (5.2)% and (2.6)%, respectively.

The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the U.S. and several foreign jurisdictions. The tax provision for the three months ending March 31, 2013 was primarily due to the current tax expense in profitable foreign entities and increases to unrecognized tax benefits.

The Company’s net deferred tax assets were $0.9 million as of March 31, 2013 and December 31, 2012. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit or (expense).

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 31, 2013 and December 31, 2012, the total liability for unrecognized tax benefits was $2.5 million and $2.6 million, respectively, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the three months ended March 31, 2013, there was a net decrease of $0.1 million due to the payment of previously recorded unrecognized tax benefits partially offset by interest expense.

Utilization of the Company’s net operating loss carry forwards and tax credits are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and other similar foreign provisions. The Company has preliminarily determined the extent of such limitations and that an ownership change has occurred.

Note 14 – Subsequent Events

On April 15, 2013, the Company received a Staff Determination Letter from the Listing Qualifications Department of The NASDAQ Stock Market that the NASDAQ Hearings Panel had determined to delist the Company’s shares from the NASDAQ Stock Market, and that trading in the Company’s shares would be suspended effective at the open of business on April 17, 2013. Beginning with the opening of trading on April 17, 2013, the Company’s common stock began trading on the OTCQB under the symbol “DLGC.”

On April 23, 2013, Intel Americas, Inc. (“Intel”) filed a complaint against the Company’s subsidiary Dialogic (US) Inc. in the Superior Court of New Jersey of Morris County, New Jersey, alleging breach of contract for amounts due under lease for Dialogic (US) Inc.’s Parsippany, New Jersey facility during the period from September 2012 through April 2013. Intel is seeking a monetary amount of approximately $2.2 million, which the Company had accrued as a component accrued liabilities in the accompanying unaudited condensed consolidated balance sheet. On June 11, 2013, the Company served an answer to the complaint.

On July 8, 2013, the Company entered into a Settlement Agreement and Mutual Release with Intel, whereby the Company shall pay $1.0 million, in equal installments over a ten month period, commencing within three working days of the executed agreement. The Company will assess the impact of the gain contingency on its consolidated financial statements during the third quarter of 2013.

In addition, on July 8, 2013, the Company entered into a Second Amendment to Sublease Agreement dated September 19, 2006, whereby the Company will pay base rent, utilities and taxes of approximately $0.2 million per month, beginning from July 1, 2013 through December 31, 2015 (end of the lease). In the event the Company does not pay rent at any time going forward, the Company has 60 days to leave the space, with no future liabilities or penalties. In the event the Company stops payment and does not vacate the space within 60 days, the Company will have to pay for the balance of the lease, plus a penalty of $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012, in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2013. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, statements of our future financial operating results, future expectations concerning cash and cash equivalents available to us, our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

Dialogic Inc., the Network Fuel™ company, inspires the world’s leading service providers and application developers to elevate the performance of media-rich communications across the most advanced networks. We boost the reliability of any-to-any network connections, supercharge the impact of applications and amplify the capacity of congested networks. Forty-eight of the world’s top 50 mobile operators and nearly 3,000 application developers rely on Dialogic to redefine the possible and exceed user expectations.

Wireless and wireline service providers use our products to transport, transcode, manage and optimize video, voice and data traffic while enabling Voice over Internet Protocol and other media rich services. These service providers also utilize our technology to energize their revenue-generating value-added services platforms such as messaging, Short Message Service, voice mail and conferencing, all of which are becoming increasingly video-enabled. Enterprises rely on our innovative products to simplify the integration of IP and wireless technologies and endpoints into existing communication networks, and to empower applications that serve businesses, including unified communication applications, contact centers and Interactive Voice Response/ Interactive Voice and Video Response.

We sell our products to both service provider and enterprise customers and sell directly and indirectly through distribution partners such as Technology Equipment Manufacturers, Value Added Resellers and other channel partners. Our customers supercharge their networks, enterprise communications solutions, or their value-added services with our products.

We were incorporated in Delaware on October 18, 2001 as Softswitch Enterprises, Inc., and subsequently changed our name to NexVerse Networks, Inc. in 2001, Veraz Networks, Inc. in 2002 and Dialogic Inc. in 2010. We and businesses that we have acquired have been providing products and services for nearly 25 years.

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

Our Next-Generation products and solutions are offered in five main solution areas:

1)	Any to Any Networking — We manufacture products designed to seamlessly and efficiently connecting disparate networks and/or value-added services platforms based on a complex array of network protocols such as TDM, IP, SIP and IMS. Our technologies enable media-rich communications, including video, voice and data, to flow uninterrupted between service providers and application developers and their end-users while ensuring the lowest operating costs and most optimal customer experience. Products that excel in Any to Any Networking include the ControlSwitch™ System IP Softswitch, BorderNet™ Sessions Border Controllers, IMG Media Gateways, Signaling solutions and PowerMedia™ XMS and HMP media servers.

2)	Network Congestion — The explosion in video, voice and data communications has challenged network operators to balance the challenges of network expansion with business profitability. Our solutions re-energize congested networks by optimizing network traffic and amplifying capacity gains of up to 500% at a fraction of the cost of new network capacity. Our key technologies are network agnostic, successfully driving capacity gains over TDM, VOIP, 2G, 3G, 4G, LTE, satellite, microwave, copper and fiber transport. Products that alleviate Network Congestion include Session Bandwidth Optimization solutions for Mobile Backhaul, Core Networks and VOIP.

3)	Contact Center Transformation — As contact centers transition from TDM to IP, from premise-based to cloud/hosted or from fragmented to centralized to decentralized, our technologies enable contact center operators to maximize their investment by integrating multi-modal media-rich communications in a secure and optimized fashion. Contact centers empowered by our technologies perform better and run more cost effectively. Products that are designed for Contact Center Transformation include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, PowerMedia XMS and HMP media servers and Network Congestion solutions.

4)	Unified Communications for Service Providers — Through partnerships with market leaders in Unified Communications, we are enabling Service Providers to better leverage their investments in network switching infrastructure and offer a broader array of value-added services including hosted IP-PBX via PC and mobile, video calling and more sophisticated Class 5 services over a more secure and cost-optimized network. This collaboration enables Service Providers to more effectively compete with traditional Enterprise telephony vendors while expanding customer share of wallet. Products that are designed for Unified Communications for Service Providers include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, and PowerMedia XMS and HMP media servers.

5)	Application Enablement — We are a recognized leader in software-based solutions that enable Application Developers to rapidly develop and monetize a wide array of value-added services such as messaging, SMS, video calling, ringtones, lawful intercept and location-based services. Our customers benefit from extensive capabilities in mixing media-rich communications, transitioning to virtualized or cloud-based architectures and deploying highly available and scalable platforms or services. Products that are designed for Application Enablement include PowerMedia XMS and HMP media servers, BorderNet Sessions Border Controllers, IMG Media Gateways, Signaling solutions and Brooktrout Fax over IP software, as well as our Legacy portfolio.

Our Legacy products and solutions serve the TDM-only markets. While all networks are moving to IP or mobile-based networks, TDM networks still exist and will continue to exist for many years. As such, there will continue to be demand, albeit decreasing, for the TDM products to connect these existing networks. Our Legacy products are offered via an array of traditional network and/or media processing boards that range from two-port analog interface boards to octal span T1/E1 media and network interface boards. These products connect to and interact with an enterprise or service provider based circuit switched network, and support a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem and speech integration. The boards are grouped into four media board families, i.e., Dialogic ® Media and Network Interface boards with various architectures, Diva ® Media Boards, Dialogic ® CG Series Media Boards and Brooktrout ® Fax Boards.

We have expanded upon our expertise with voice solutions to include video and data. We believe that the continued demand for services by mobile users will drive increasing demand for bandwidth. As a result, we have continued to invest in our portfolio of network congestion solutions to enable mobile operators to amplify their bandwidth in their network. We are also actively expanding products that deliver video applications to mobile devices. Our customers and partners are increasingly adding video to value-added service application and our products support key video codecs and APIs such as WebRTC, perform video transcoding and transrating functions from one codec type to another, and enable video play/record and video conferencing. We also support new voice functionalities such as high definition voice codecs.

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

There have been no significant changes in our accounting policies for the three months ended March 31, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations (amounts in 000’s)

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenue

(USD and $000’s)	2013		2012		Period to-Period Change
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Percentage
Revenue:
Product	$24,733	73%	$32,488	77%	$(7,755)	(24)%
Services	9,062	27%	9,597	23%	(535)	(6)%

Total revenue	$33,795	100%	42,085	100%	(8,290)	(20)%

Legacy vs. NextGen:
Legacy	$10,041	30%	$15,573	37%	$(5,532)	(35)%
NextGen	23,754	70%	26,512	63%	(2,758)	(10)%

Total revenue	$33,795	100%	$42,085	100%	(8,290)	(20)%

Revenue by geography:
Americas	$15,665	46%	$18,600	44%	$(2,935)	(16)%
Europe, Middle East and Africa	11,200	33%	13,803	33%	(2,603)	(19)%
Asia Pacific	6,930	21%	9,682	23%	(2,752)	(28)%

Total revenue	$33,795	100%	$42,085	100%	$(8,290)	(20)%

Revenue

Total revenue of $33.8 million for the three months ended March 31, 2013 decreased by $8.3 million, or 20%, from $42.1 million for the three months ended March 31, 2012.

Our product revenue was 73% of total revenue at $24.7 million for the three months ended March 31, 2013, compared to 77% of total revenue, or $32.5 million for the three months ended March 31, 2012, a decrease of $7.8 million, or 24%. The decrease in product revenue is primarily attributable to an expected decline in demand for our Legacy products, as well as project timing and associated revenue recognition of NextGen products.

Our services revenue was 27% of total revenue at $9.1 million for the three months ended March 31, 2013, compared to 23% of total revenue, or $9.6 million for the three months ended March 31, 2012, a decrease of $0.5 million, or 6%. The decrease in services revenue was the result of decommissioning of our Legacy products in customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

(USD and $000’s)	2013		2012		Period-to-Period Change
	Amount	% of Related Revenue	Amount	% of Related Revenue	Amount	Percentage
Cost of Revenue:
Product	$9,577	39%	$11,411	35%	$(1,834)	(16)%
Services	4,641	51%	5,171	54%	(530)	(10)%

Total cost of revenue	$14,218	42%	$16,582	39%	$(2,364)	(14)%

Gross Profit:
Product	$15,156	61%	$21,077	65%	$(5,921)	(28)%
Services	4,421	49%	4,426	46%	(5)	(1)%

Total gross profit	$19,577	58%	$25,503	61%	$(5,926)	(23)%

Cost of Revenue

Total cost of revenue of $14.2 million for the three months ended March 31, 2013 decreased by 14% or $2.4 million from $16.6 million for the three months ended March 31, 2012.

Cost of product revenue of $9.6 million for the three months ended March 31, 2013 decreased by 16% or $1.8 million from $11.4 million for the three months ended March 31, 2012. The change is primarily attributable to lower product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount.

Cost of services revenue of $4.6 million for the three months ended March 31, 2013 decreased by 10% or $0.5 million from $5.2 million for the three months ended March 31, 2012. The change is primarily attributable to the decrease in headcount compared to the corresponding prior year period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $19.6 million for the three months ended March 31, 2013 decreased by $5.9 million, or 23%, from $25.5 million for the three months ended March 31, 2012. Gross profit margin decreased from 61% of total revenue for the three months ended March 31, 2012 to 58% of total revenue for the three months ended March 31, 2013.

For the three months ended March 31, 2013, product gross profit decreased by 28%, or $5.9 million, from $21.1 million for the three months ended March 31, 2012 to $15.2 million for the three months ended March 31, 2013. Gross profit margin decreased from 65% of total product revenue for the three months ended March 31, 2012 to 61% of total product revenue for the three months ended March 31, 2013. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue and the decrease in gross profit margin is a primarily a result of product mix.

For the three months ended March 31, 2013, services gross profit remained consistent at $4.4 million for the three months ended March 31, 2013 and 2012. Gross profit margin increased from 46% of total services revenue for the three months ended March 31, 2012 to 49% of total services revenue for the three months ended March 31, 2013, primarily due to improved efficiencies gained from our integration efforts.

Operating Expenses

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$8,033	24%	$12,823	30%	$(4,790)	(37)%
Sales and marketing	9,248	27%	11,611	28%	(2,363)	(20)%
General and administrative	7,960	24%	7,585	18%	375	5%
Restructuring charges	212	1%	57	0%	155	272%

Total operating expenses	$25,453	75%	$32,076	76%	$(6,623)	(21)%

Research and Development Expenses

Research and development expenses of $8.0 million, or 24% of total revenue, for the three months ended March 31, 2013 decreased by $4.8 million, or 37%, from $12.8 million, or 30% of total revenue for the three months ended March 31, 2012. The decrease was primarily the result of a $3.5 million decrease in salaries and benefits associated with a decrease in departmental headcount, as a result of our integration and restructuring efforts.

Sales and Marketing

Sales and marketing expenses of $9.2 million, or 27% of total revenue, for the three months ended March 31, 2013 decreased by $2.4 million, or 20%, from $11.6 million, or 28% of total revenue for the three months ended March 31, 2012. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits of $1.2 million, amortization and depreciation of $0.4 million, sales commissions of $0.2 million, and travel and entertainment of $0.2 million.

General and Administrative

General and administrative expenses of $8.0 million, or 24% of total revenue, for the three months ended March 31, 2013 increased by $0.4 million, or 5%, from $7.6 million, or 18% of total revenue for the three months ended March 31, 2012. The change is primarily attributable to bad debt expense of $1.0 million, partially offset by decreased expenses for legal and consulting fees of $0.2 million, salaries and employee benefits of $0.2 million and travel and entertainment of $0.1 million.

Restructuring Charges

For the three months ended March 31, 2013, we recorded an adjustment to the restructuring accrual related to employee termination benefits, resulting in a net benefit of less than $0.1 million. For the three months ended March 31, 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.1 million. As of March 31, 2013 and December 31, 2012, $0.7 million and $2.5 million, respectively, remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

In an effort to reduce overall operating expenses, we decided it was beneficial to close or consolidate office space at certain locations. For the three months ended March 31, 2013, we incurred expense of $0.9 million in lease and facility exit costs primarily related to idle space in Milpitas, California, and Needham, Massachusetts. In addition, we adjusted our facility related restructuring accruals for its Parsippany, New Jersey, Eatontown, New Jersey and Renningen, Germany based on new information received resulting in a benefit of $0.7 million during the three months ended March 31, 2013. For the three months ended March 31, 2012, we did not incur any expenses related to lease and facility exit costs. As of March 31, 2013 and December 31, 2012, respectively, $1.4 million and $1.2 million, of lease and facility exit costs were reflected as a component of accrued liabilities and $1.9 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Interest Expense

Interest expense decreased by $1.7 million or 42%, from $4.1 million for the three months ended March 31, 2012 to $2.4 million for the three months ended March 31, 2013. The decrease is primarily attributable to lower interest rates for the three months ended March 31, 2013 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10%. In addition, the average interest rate on the Revolving Credit Agreement decreased from 5.75% for the three months ended March 31, 2012 to 4.75% for the three months ended March 31, 2013.

Change in Fair Value of Warrants

The change in fair value of warrants represented a loss of $1.2 million for the three months ended March 31, 2013, as a result of an increase in our stock price for the period. For the three months ended March 3, 2012, the Company recorded a loss of $2.9 million related to the change in fair value of warrants, which were granted on March 22, 2012, as a result of an increase in our stock price.

Foreign Exchange Loss net

Foreign exchange loss was $0.4 million for the three months ended March 31, 2013, compared to a loss of $0.1 million for the three months ended March 31, 2012.

Income Tax Provision

For the three months ended March 31, 2013 and 2012, we recorded a provision for income taxes of $0.5 million and $0.4 million, respectively. The tax provision for the three months ended March 31, 2013 and 2012 was primarily attributable to our profitable foreign operations and to changes in our estimated unrecognized tax benefits.

Financial Position

Liquidity and Capital Resources

Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. We monitor and manage liquidity by preparing and updating annual budgets, as well as monitor compliance with terms of our financing agreements.

We have experienced significant losses in the past and have not sustained profits. As of March 31, 2013, we had cash and cash equivalents of $4.4 million, compared to $6.5 million of cash and cash equivalents as of December 31, 2012. During the three months ended March 31, 2013, we used net cash in operating activities of $4.9 million. As of March 31, 2013, we had borrowed $12.0 million under our Revolving Credit Agreement and the unused line of credit totaled $13.0 million, of which $3.4 million was available to us. As of March 31, 2013, our long-term debt with related parties was $68.4 million, net of discount, and during the three months ended March 31, 2013, we borrowed $4.0 million under the Term Loan Agreement. During the three months ended March 31, 2013, we paid $0.1 million to service the interest payments on the Revolving Credit Agreement. No cash interest was paid during the three months ended March 31, 2013 related to the Term Loan Agreement.

During 2012, we entered into and subsequently amended the Third Amended and Restated Credit Agreement, dated as of March 22, 2012, or the Term Loan Agreement with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders, or Term Lenders, which among other things, reduced the stated interest rate to 10% from 15%, revised the financial covenants and provided for additional borrowings.

On February 7, 2013, we entered into a Third Amendment to the Term Loan Agreement, in which the Term Lenders provided additional borrowings of $4.0 million, in exchange for 1,442,172 shares of common stock pursuant to the Subscription Agreement. Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

On February 7, 2013, we entered into a Twentieth Amendment to the Revolving Credit Agreement, or Twentieth Amendment, with the Revolving Credit Lender. Pursuant to the Twentieth Amendment, the Revolving Credit Agreement was amended to change the minimum EBITDA financial covenant and postpone its application until the first quarter ending March 31, 2014. Previously, the minimum EBITDA financial covenant would have commenced in the quarter ending June 30, 2013. The “Availability Block” was increased to $0.5 million and shall increase by an additional $0.1 million on July 1, 2013 and on the first day of each fiscal quarter thereafter. The Revolving Credit Agreement was also amended to reduce the Borrowing Base by the Availability Block at all times.

On March 1, 2013, we entered into a lockup agreement, or Lock-Up Agreement, with the Term Lenders whereby the Term Lenders agreed, for a period, or Lock-Up Period, commencing on March 7, 2013 and ending on the date that our stockholders approve the issuance of 1,442,172 shares to the Term Lenders pursuant to the Subscription Agreement, not to sell or otherwise dispose of any of the shares, or vote or grant any proxy with respect to any of the shares at any meeting of stockholders or by written consent for any purpose or action during the Lock-Up Period. Pursuant to the Lock-Up Agreement, we agreed that, during the Lock-Up Period, we will not declare any dividends or make any distributions to the Term Lenders with respect to the shares.

These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. We also took certain restructuring actions during the year ended December 31, 2012 and the quarter ended March 31, 2013 in order to improve our future operating performance.

We are required to meet certain financial covenants under the Term Loan Agreement and Revolving Credit Agreement, including minimum EBITDA (defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP). Our minimum EBITDA financial covenants under the Term Loan Agreement have been postponed and will commence in the quarter ending March 31, 2014. Specifically, the Term Loan financial covenant requires EBITDA of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014, $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period thereafter. Under the Revolving Credit Agreement, we must maintain a minimum EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2014 and for each twelve month period ending on the last date of each quarter thereafter. In the event we are unable to achieve the aforementioned EBITDA levels, the covenants may not be met and we would be required to reclassify our long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

If future covenant or other defaults occur under the Term Loan Agreement or under the Revolving Credit Agreement, or the Revolving Credit Agreement with Wells Fargo Foothill Canada ULC, or the Revolving Credit Lender, we do not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of our obligations under the Revolving Credit Agreement or Term Loan Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or our affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize our business or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

Based on our current plans and business conditions, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements through the end of 2013. Accordingly, our consolidated financial statements have been prepared on a going concern basis.

Operating Activities

Net cash used in operating activities of $4.9 million for the three months ended March 31, 2013 was primarily attributable to our net loss of $10.4 million, partially offset by adjustments for non-cash items aggregating to $7.4 million for items such as depreciation, amortization, fair value adjustments to warrants, stock-based compensation and PIK interest expense on long-term debt. Operating assets decreased by $6.1 million and operating liabilities decreased by $8.1 million. The decrease in operating assets relates to accounts receivable of $3.3 million, inventory of $1.5 million, and other current assets of $1.3 million. The decrease in operating liabilities is primarily attributable to decreases of $8.7 million in accounts payable and accrued liabilities and $0.6 million in other long-term liabilities, partially offset by an increase in deferred revenue of $1.2 million.

Net cash used in operating activities of $4.6 million in the three months ended March 31, 2012 was primarily attributable to our net loss of $14.2 million, partially offset by adjustments for non-cash items aggregating to $7.4 million for items such as depreciation, amortization, fair value adjustments to warrants, stock-based compensation and PIK interest expense on long-term debt. Our operating assets increased $0.3 million and our operating liabilities increased $2.4 million. The increase in our operating liabilities is primarily attributable to increases in accounts payable and accrued liabilities and deferred revenue, which were partly offset by decreases in interest payable and income taxes payable.

Investing Activities

Net cash used in investing activities of $0.4 million for the three months ended March 31, 2013 consisted primarily of an increase of $0.3 million related to restricted cash and $0.1 million related to the purchase of property and equipment.

Net cash used in investing activities of $0.8 million in the quarter ended March 31, 2012 consisted primarily of purchases of property and equipment of $0.6 million, an increase of $0.1 million related to restricted cash and purchases of intangible assets of $0.1 million.

Financing Activities

Net cash provided by financing activities of $3.3 million for the three months ended March 31, 2013 included $3.2 million in net borrowings under the Term Loan Agreement and $0.1 million in net borrowing under the Revolving Credit Agreement.

Net cash provided by financing activities of $0.1 million for the quarter ended March 31, 2012 included $1.0 million in proceeds from long-term debt, which was partly offset by net payments to our Revolving Credit Agreement of $0.2 million and debt issuance costs of $0.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

See Note 2 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2013 for a full description of the recent accounting pronouncements including the date of adoption and effect on results of operations and financial condition.

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

Our management evaluated (under the supervision and with the participation of our principal executive officer and new principal accounting officer) our disclosure controls and procedures, and concluded that, because we have identified material weaknesses with respect to our internal controls over financial reporting as of December 31, 2012, our disclosure controls and procedures were not effective as of March 31, 2013, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and new principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our principal executive officer and new principal accounting officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

We have experienced significant losses in the past and never sustained profits. For the three months ended March 31, 2013 and 2012, we recorded net losses of $10.4 million and $14.2 million, respectively. As of March 31, 2013, we had $12.0 million in current bank indebtedness and $68.4 million in long-term debt, net of discount. If we fail to comply with the covenants under the Third Amended and Restated Credit Agreement as amended (the “Term Loan Agreement”) with Obsidian, LLC, as agent and collateral agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP as lenders (collectively, the “Term Lenders”) and the Waiver and Twentieth Amendment (the “Twentieth Amendment”) to the Credit Agreement dated as of March 5, 2008, as amended (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC, as administrative agent, and certain lenders (the “Revolving Credit Lenders”), the maturity date of our outstanding indebtedness may be accelerated.

While we believe that our current cash resources, together with anticipated cash flows from operating activities, will be sufficient to fund our operations, including interest payments, in 2013, they will not be sufficient to fund repayment of principal on our outstanding indebtedness in 2015. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the Revolving Credit Lenders or the Term Lenders accelerate the maturity date of outstanding debt, and we would be forced to seek alternative sources of financing. In light of these circumstances, we will need to seek additional capital through public or private debt or equity financings or development financings.

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios other than what we currently operate under. The conversion of debt to equity in 2012 resulted in substantial dilution to our stockholders and any additional equity financing would also likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

In the event of an acceleration of our obligations under the Term Loan Agreement or Revolving Credit Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lenders or Term Lenders could seek to foreclose on our assets. As a result of this, we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or our affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

We have received a letter regarding an informal inquiry by the SEC, and cooperation with such governmental inquiry may cost significant amounts of money and require a substantial amount of management resources.

On March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry, or the SEC Informal Inquiry, and requesting that we preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed us that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. Our Board of Directors, or the Board, appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP, or Sheppard Mullin, as outside counsel to the committee, The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and we have updated and improved our compliance procedures. In addition, we produced documents to the Department of Justice, or DOJ, relating to the SEC Informal Inquiry. With Sheppard Mullin, which is now our counsel, we continue to fully cooperate with the SEC and DOJ, in connection with the SEC Informal Inquiry. We have incurred and may continue to incur significant costs related to the SEC Informal Inquiry, which will have a material adverse effect on our financial condition and results of operations. Further, the SEC Informal Inquiry has caused and may continue to cause a diversion of management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

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

Our common stock has been delisted from the NASDAQ Global Market and is trading on the OTCQB, which may negatively impact the price of our common stock and our ability to access the capital markets.

On April 15, 2013, we received a Staff Determination Letter from the Listing Qualifications Department of The NASDAQ Stock Market that the NASDAQ Hearings Panel had determined to delist our shares from the NASDAQ Stock Market effective at the open of business on April 17, 2013 because we could not achieve compliance with a market value of publicly held shares of at least $15.0 million, or the Market Value Rule. Beginning with the opening of trading on April 17, 2013, our common stock began trading on the over-the-counter market, or OTCQB, under the symbol “DLGC”. Moving our listing to the over-the-counter market could adversely affect the liquidity of our common stock. Stocks traded in the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. In the future, there can be no assurance that a more active public market for our common stock will ever develop or be sustained, allowing you to sell large quantities of shares or all of your holdings. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

As a result of our common stock delisted from the NASDAQ, we could face significant material adverse consequences, including:

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

For as long as the Series D-1 Preferred Share is outstanding, the Holder will have a number of rights, including the right to approve certain changes to the size and composition of the Board and its committees. It is possible that the interests of the Holder and the holders of our common stock may be inconsistent, resulting in the inability to obtain the consent of the Holder to matters that may be in the best interests of the common stockholders.

The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock.

Our common stock traded as high as $2.46 and as low as $1.47 per share during the three months ended March 31, 2013. Some of the factors leading to this volatility include:

•	fluctuations in our quarterly revenue and operating results;

•	announcements of product releases by us or our competitors;

•	announcements of acquisitions and/or partnerships by us or our competitors;

•

increases in outstanding shares of our common stock upon exercise or conversion of securities such as stock options and restricted stock units and the subsequent sale of such stock relating to the payment of taxes;

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

Rules applicable to trading of our common stock reduce the level of trading in the secondary market for our stock and as a result, investors may find it difficult to sell their shares.

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in that security is provided by the exchange). The Penny Stock Rule requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

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

For the three months ended March 31, 2013 and 2012, we used cash of $4.9 million and $4.6 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2013. We successfully reduced quarterly operating costs from $38.6 million to $25.2 million (excluding restructuring charges) per quarter between the first quarter of 2011 and the first quarter of 2013. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following any restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

Disclosure controls are procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that the information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and new principal accounting officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2012. Based on this evaluation, management concluded that the material weaknesses identified in connection with its evaluation of our internal controls as of December 31, 2012 had not yet been remediated. The material weaknesses related to a lack of effective controls over revenue recognition and a lack of effective entity level controls. Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 Internal Control — Integrated Framework.

Our management, including our principal executive officer and new principal accounting officer, do not expect that our disclosure controls or Internal Controls will prevent all error and all fraud. A control system, even when well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot make assurances that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We face intense competition from the leading telecommunications networking companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth, or profitability.

Competition in the market for our products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent. We also face competition from other telecommunications and networking companies, including Audiocodes Ltd., Cisco Systems, Inc. Genband Inc., Radisys Corporation, Metaswitch Networks and Sonus Networks, Inc., among others. While some of the established competitors are exiting the market, we are seeing increasingly intense competition from Huawei Technologies Co. Ltd., which leverages its broad product portfolio and significant financial resources to compete with us for our switching business.

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

In addition, we may be unable to recognize all of the revenue associated with certain customer contracts in the same period as the costs associated with those contracts are expensed, which could cause our quarterly gross margins, particularly IP gross margins, to fluctuate significantly. Further, U.S. GAAP may require that revenue related to certain customer contracts be delayed for periods of a year or more. This delay may cause spikes in our revenue in quarters when it is recognized and may result in deferred revenue to revenue conversion taking longer than anticipated.

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

Our executive officers, directors, and certain of our affiliates beneficially owned or controlled approximately 69% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of March 31, 2013.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2012, we have identified material weaknesses in our Internal Controls. These material weaknesses have not been cured as of March 31, 2013. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

Under the Sarbanes-Oxley Act we are required to maintain an independent board. We also expect these rules and regulations will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors and officers will be significantly curtailed.

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

For the three months ended March 31, 2013 and 2012, revenue from outside of the Americas was $18.1 million and $23.5 million, respectively, or 54% and 56% of our total revenue, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law in September 2011 and includes a number of changes to United States patent law, including changes related to how patent applications are prosecuted, and may also affect patent defense, litigation, and enforcement. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, that became effective on March 16, 2013. It is not clear what impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2013 and 2012, we derived our revenues from both the enterprise and service provider markets, and we believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for its customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010

3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012

4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012

4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012

4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012

4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012

4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013

10.1	Subscription Agreement dated February 7, 2013, by and among Dialogic, Inc., Obsidian LLC and the lenders signatory thereto.	8-K	0001-33391	10.1	2/11/2013

10.2	Third Amendment to the Third Amended and Restated Credit Agreement, dated February 7, 2013, by and among Dialogic, Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	0001-33391	10.2	2/11/2013

10.3	Waiver and Twentieth Amendment to Credit Agreement, dated February 7, 2013, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	0001-33391	10.3	2/11/2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

32.1#	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: July 31, 2013	By:	/s/ Michael Schmitt
	Name:	Michael Schmitt
	Title:	Director, Financial Reporting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010

3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012

4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012

4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012

4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012

4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012

4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013

10.1	Subscription Agreement dated February 7, 2013, by and among Dialogic, Inc., Obsidian LLC and the lenders signatory thereto.	8-K	0001-33391	10.1	2/11/2013

10.2	Third Amendment to the Third Amended and Restated Credit Agreement, dated February 7, 2013, by and among Dialogic, Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	8-K	0001-33391	10.2	2/11/2013

10.3	Waiver and Twentieth Amendment to Credit Agreement, dated February 7, 2013, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	8-K	0001-33391	10.3	2/11/2013

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

32.1#	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X

10 1.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.