Form 10-Q
period 2013-06-30
Dialogic Inc.
filed 2013-08-14
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, 15,948,797 shares of the registrant’s common stock were outstanding.

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

Dialogic Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,389	$6,501
Restricted cash	1,180	900
Accounts receivable, net of allowance of $2,211 and $1,217, respectively	24,482	32,422
Inventory	6,246	8,874
Other current assets	6,754	8,993

Total current assets	47,051	57,690
Property and equipment, net	4,995	5,978
Intangible assets, net	22,129	25,089
Goodwill	31,223	31,223
Other assets	2,111	2,147

Total assets	$107,509	$122,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,089	$16,994
Accrued liabilities	18,367	21,270
Deferred revenue, current portion	14,067	12,742
Bank indebtedness	15,188	11,717
Income taxes payable	889	1,007

Total current liabilities	58,600	63,730
Long-term debt, related parties, net of discount	70,692	66,536
Warrants	712	1,985
Other long-term liabilities	7,706	8,978

Total liabilities	137,710	141,229
Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders’ deficit:
Common stock, $0.001 par value:
Authorized - 200,000,000 shares; Issued and outstanding 15,948,782 shares and 14,415,652 shares, respectively	16	14
Additional paid-in capital	262,418	257,658
Accumulated other comprehensive loss	(22,237)	(22,423)
Accumulated deficit	(270,398)	(254,351)

Total stockholders’ deficit	(30,201)	(19,102)

Total liabilities and stockholders’ deficit	$107,509	$122,127

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.

Unaudited Condensed Consolidated Statements of Operations

and Comprehensive Loss

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Products	$22,751	$26,954	$47,484	$59,442
Services	8,324	9,960	17,386	19,557

Total revenue	31,075	36,914	64,870	78,999
Cost of revenue:
Products	8,868	15,264	18,445	26,675
Services	4,303	4,978	8,944	10,149

Total cost of revenue	13,171	20,242	27,389	36,824

Gross profit	17,904	16,672	37,481	42,175

Operating expenses:
Research and development, net	7,083	11,370	15,116	24,193
Sales and marketing	8,356	11,063	17,604	22,674
General and administrative	7,629	8,806	15,589	16,391
Restructuring charges, net	114	4,246	326	4,303

Total operating expenses	23,182	35,485	48,635	67,561

Loss from operations	(5,278)	(18,813)	(11,154)	(25,386)

Other income (expense):
Interest and other expense, net	(13)	(66)	(53)	(149)
Interest expense	(2,532)	(2,943)	(4,899)	(7,043)
Change in fair value of warrants	2,479	3,338	1,273	405
Foreign exchange loss, net	(550)	(667)	(911)	(769)

Total other expense, net	(616)	(338)	(4,590)	(7,556)

Loss before provision for income taxes	(5,894)	(19,151)	(15,744)	(32,942)
Income tax (benefit) provision	(207)	(112)	303	248

Net loss	$(5,687)	$(19,039)	$(16,047)	$(33,190)

Net loss per share - basic and diluted	$(0.36)	$(3.00)	$(1.03)	$(5.25)

Weighted average shares of common stock used in calculation of net loss per share - basic and diluted	15,907	6,337	15,590	6,318

Comprehensive loss:
Net loss	$(5,687)	$(19,039)	$(16,047)	$(33,190)
Foreign currency translation adjustment	117	(183)	186	(232)

Total comprehensive loss	$(5,570)	$(19,222)	$(15,861)	$(33,422)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,047)	$(33,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,633	6,915
Stock-based compensation	1,298	1,251
Amortization of debt issuance costs and debt discount	765	897
Fair value adjustment to warrants	(1,273)	(405)
Loss on disposal of fixed assets	12	322
Payment-in-kind interest expense on long-term debt	3,665	4,271
Bad debt expense, net	1,034	126
Deferred income taxes	(18)	(20)
Other non-cash charges	162	85
Net changes in operating assets and liabilities
Accounts receivable	6,906	2,452
Inventory	2,550	6,924
Other current assets	2,279	87
Accounts payable and accrued liabilities	(9,512)	2,236
Deferred revenue	1,325	3,167
Income taxes payable	(118)	(417)
Other long-term liabilities	(1,272)	(293)

Net cash used in operating activities	(3,611)	(5,592)

Cash flows from investing activities:
Restricted cash	(280)	497
Purchases of property and equipment	(496)	(777)
Purchases of intangible assets	—	(73)

Net cash used in investing activities	(776)	(353)

Cash flows from financing activities:
Payments of debt issuance costs	—	(1,511)
Borrowings (payments) on bank indebtedness, net	3,075	(1,906)
Proceeds from long-term debt, net of original issue discount	3,200	4,000

Net cash provided by financing activities	6,275	583

Effect of exchange rate changes on cash and cash equivalents	—	53

Net increase (decrease) in cash and cash equivalents	1,888	(5,309)
Cash and cash equivalents at beginning of period	6,501	10,353

Cash and cash equivalents at end of period	$8,389	$5,044

Supplemental disclosure of cash flow information:
Cash paid
Interest	$270	$3,984

Income taxes	$306	$247

Non-cash financing activities:
Issuance of common stock in connection with debt modification	$3,461	$—

Debt issuance costs incurred as additional term loan debt	$250	$—

Prepayment premium on term loan conversion paid in convertible notes	$—	$1,500

Issuance of warrants in connection with debt refinancing	$—	$7,072

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

The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2012 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the annual financial statements and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Note 3 – Immaterial Corrections to Prior Period Financial Statements

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2012, the Company became aware of one revenue transaction with a distributor recorded during the second quarter of 2012 that should have been recorded on the sell-through basis starting in the third quarter of 2012 as a result of a non-standard term that was agreed to with the customer by the Company. The Company reviewed shipping dates and terms related to additional shipments of its products during 2012 and the first quarter of 2013 to determine whether revenue was recognized in the correct period. Based on the Company’s evaluation, it was not proper for the Company to recognize revenue for products collected by certain intermediate common carriers, used primarily at quarter-ends, since title and risk of loss did not pass until such shipments were picked up by the customer’s shipping agent under the agreed upon shipping terms. As a result, previously reported product revenue and cost of product revenue for the quarterly periods of 2012 were misstated. In addition, the opening accumulated deficit as of January 1, 2012 was understated and the ending accumulated deficit as of December 31, 2012 was understated.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following table summarizes the impact of immaterial corrections on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2012 and for the quarters of 2012.

As Reported	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012
Revenue:
Products	$31,510	$28,599	$32,140	$28,980	$121,229

Total revenue	41,107	38,559	42,391	37,912	159,969
Cost of revenue:					—
Products	11,067	15,901	11,070	10,483	48,521

Total cost of revenue	16,238	20,879	16,188	14,928	68,233

Gross profit	24,869	17,680	26,203	22,984	91,736

Loss from operations	(7,207)	(17,805)	(156)	(5,547)	(30,715)

Loss before provision (benefit) for income taxes	(14,425)	(18,143)	(234)	(4,755)	(37,557)

Net loss	$(14,785)	$(18,031)	$(290)	$(4,664)	$(37,770)

Net loss per share - basic and diluted	$(2.35)	$(2.85)	$(0.03)	$(0.32)	$(4.04)

Total comprehensive loss	$(14,834)	$(18,214)	$(482)	$(4,457)	$(37,987)

Immaterial Corrections	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012
Revenue:
Products	$978	$(1,645)	$1,697	$(920)	$110

Total revenue	978	(1,645)	1,697	(920)	110
Cost of revenue:
Products	(344)	637	(584)	333	42

Total cost of revenue	(344)	637	(584)	333	42

Gross profit	634	(1,008)	1,113	(587)	152

Loss from operations	634	(1,008)	1,113	(587)	152

Loss before provision (benefit) for income taxes	634	(1,008)	1,113	(587)	152

Net loss	$634	$(1,008)	$1,113	$(587)	$152

Net loss per share - basic and diluted	$0.10	$(0.16)	$0.11	$(0.04)	$0.02

Total comprehensive loss	$634	$(1,008)	$1,113	$(587)	$152

As Revised	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012
Revenue:
Products	$32,488	$26,954	$33,837	$28,060	$121,339

Total revenue	42,085	36,914	44,088	36,992	160,079
Cost of revenue:
Products	11,411	15,264	11,654	10,150	48,479

Total cost of revenue	16,582	20,242	16,772	14,595	68,191

Gross profit	25,503	16,672	27,316	22,397	91,888

Loss from operations	(6,573)	(18,813)	957	(6,134)	(30,563)

Loss before provision (benefit) for income taxes	(13,791)	(19,151)	879	(5,342)	(37,405)

Net loss	$(14,151)	$(19,039)	$823	$(5,251)	$(37,618)

Net loss per share - basic and diluted	$(2.25)	$(3.00)	$0.08	$(0.36)	$(4.03)

Total comprehensive loss	$(14,200)	$(19,222)	$631	$(5,044)	$(37,835)

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4 – Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies for the three and six months ended June 30, 2013 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2012.

Risks and Uncertainties

The Company has experienced significant losses in the past and has not sustained profits. The Company is also highly leveraged, with $15.2 million in current bank indebtedness and $70.7 million in long-term debt, net of discount as of June 30, 2013. During 2012, the Company and certain of its subsidiaries entered into and subsequently amended the Third Amended and Restated Credit Agreement, dated as of March 22, 2012, (the “Term Loan Agreement”) with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”), which among other things, reduced the stated interest rate to 10% from 15%, revised the financial covenants and provided for additional borrowings.

On February 7, 2013, the Company and certain of its subsidiaries entered into a Third Amendment to the Term Loan Agreement (the “Third Amendment”), in which the Term Lenders provided additional borrowings of $4.0 million, in exchange for 1,442,172 shares of common stock pursuant to a Subscription Agreement (the “Subscription Agreement”). Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

These actions were determined to be a troubled debt restructuring and were taken to improve the Company’s liquidity, leverage and future operating cash flow. The Company also took certain restructuring actions during the year ended December 31, 2012 and the six months ended June 30, 2013 (see Note 8 for further discussion) in order to improve its future operating performance.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

June 30, 2013	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$712	$—	$712	$—

December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$1,985	$—	$1,985	$—

The Company measured its warrants at fair value on a recurring basis and has determined that these financial liabilities should be classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of June 30, 2013 and December 31, 2012 using the Black-Scholes method of valuation using the following assumptions.

	June 30, 2013	December 31, 2012
Expected Term	3.75 years	4.25 years
Volatility	91.00%	90.00%
Dividend Yield	—%	—%
Risk-Free Interest Rate	1.41%	0.72%

Concentrations and Credit risk

As of June 30, 2013 and December 31, 2012, accounts receivable aggregating approximately $22.7 million and $16.8 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.13% of consolidated revenue.

No customers accounted for over 10% of the Company’s revenue for the three and six months ended June 30, 2013 and 2012, respectively. No customer accounted for more than 10% of accounts receivable as of June 30, 2013 and December 31, 2012.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 5 – Select Balance Sheet Information

Inventory

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components; work in process and finished products. The following table sets forth the components of inventory as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw materials and components	$2,876	$3,580
Work in process	642	1,031
Finished products	2,728	4,263

Total inventory	$6,246	$8,874

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives. The following table sets forth the components of property and equipment, net as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Computer equipment and software	$40,362	$40,025
Furniture and fixtures	3,355	3,355
Machinery and equipment	13,204	13,077
Leasehold improvements	4,507	4,278

	61,428	60,735
Less: accumulated depreciation	(56,433)	(54,757)

Total property and equipment, net	$4,995	$5,978

Depreciation expense was $0.8 million for the three months ended June 30, 2013 and 2012, respectively and $1.7 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.

Goodwill and Intangible Assets

As of June 30, 2013 and December 31, 2012, goodwill was $31.2 million. Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company is required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year.

As of June 30, 2013, the Company performed an interim impairment test based on triggering events resulting from the significant decrease in the price of its common stock and delisting from the NASDAQ Stock Market during the three months ended June 30, 2013. Based on the results of the interim impairment test, the estimated fair value of the reporting unit exceeded its carrying value by approximately 10% and therefore no impairment was required as of June 30, 2013.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following sets forth a summary of intangible assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(47,969)	7,980
Customer relationships	38,312	(34,249)	4,063
Software licenses	3,489	(3,489)	—
Patents	1,317	(1,231)	86

	$109,067	$(86,938)	$22,129

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(45,792)	10,157
Customer relationships	38,312	(33,525)	4,787
Software licenses	3,489	(3,486)	3
Patents	1,317	(1,175)	142

	$109,067	$(83,978)	$25,089

Amortization expense was $1.5 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively and $3.0 million and $5.1 million for the six months ended June 30, 2013 and 2012, respectively.

Accrued Liabilities

The following table summarizes the Company’s accrued liabilities as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
Accrued compensation and benefits	$6,804	$7,744
Accrued restructuring expenses	1,598	3,773
Accrued royalty expenses	1,169	1,280
Accrued commissions	681	1,585
Accrued professional fees	1,866	2,147
Deferred rent	276	271
Other accrued expenses	5,973	4,470

Total accrued liabilities	$18,367	$21,270

Note 6 – Bank Indebtedness

The Company has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. As of June 30, 2013, the borrowing base under the Revolving Credit Agreement amounted to $15.9 million, the Company borrowed $15.2 million, and the unused line of credit totaled $9.8 million, of which $0.7 million was available for additional borrowings. As of December 31, 2012, the borrowing base under the Revolving Credit Agreement amounted to $18.1 million, the Company borrowed $11.7 million, and the unused line of credit totaled $13.3 million, of which $6.4 million was available for additional borrowings.

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

For the three months ended June 30, 2013 and June 30, 2012, the Company recorded interest expense related to the Revolving Credit Agreement in the amount of $0.2 million and $0.1 million, respectively. The average interest rate for the three months ended June 30, 2013 and 2012 was 4.75%. For the six months ended June 30, 2013 and 2012, the Company recorded interest expense related to the Revolving Credit Agreement in the amount of $0.3 million. The average interest rates for the six months ended June 30, 2013 and 2012 were 4.75% and 5.20%, respectively.

Guarantors. The revolving credit loans were entered into by the Company’s subsidiary Dialogic Corporation and are guaranteed by the Company, Dialogic (US) Inc., Cantata Technology, Inc., Dialogic Distribution Ltd., Dialogic Networks (Israel) Ltd. and Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. (collectively the “Revolving Credit Guarantors”).

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

Minimum EBITDA. Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. The Company must maintain Minimum EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2014 and for each twelve month period ending on the last date of each quarter thereafter.

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

Note 7 – Debt and Related Party Transactions

Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 56% of the Company’s outstanding common stock as of June 30, 2013. One Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors.

In connection with entering into the Term Loan Agreement during 2012, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share. The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the accompanying unaudited condensed consolidated balance sheets. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants was $0.7 million and $2.0

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

million as of June 30, 2013 and December 31, 2012, respectively. The Company recorded a gain of $2.5 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively, and a gain of $1.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively, to reflect the change in fair value, which is recorded as a component of other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

A closing fee in the amount of $0.3 million was added to principal amount of Term Loans in consideration for the third quarter 2012 cash interest of $0.8 million being converted into paid in kind (“PIK”) and $0.5 million of loans funded by the Term Lenders on December 28, 2012.

In connection with the Third Amendment, on February 7, 2013, a total of 1,442,172 shares of common stock were issued to the Term Lenders under the terms of the Subscription Agreement.

The Company and the Term Lenders also entered into a Registration Rights Agreement with the Term Lenders dated February 7, 2013 (the “Rights Agreement”) pursuant to which the Company agreed to file one or more registration statements registering for resale the shares of common stock issued under the Subscription Agreement within 90 days of such issuance. The Company obtained a waiver from the Term Lenders until it regains its eligibility to file a registration statement on Form S-3.

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

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%. In 2012 and thereafter, if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and PIK. However, for interest incurred during the three and six months ended June 30, 2013, the Company was permitted, based on an agreement with the Term Lender, to pay the cash interest due as PIK.

Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

For the three months ended June 30, 2013 and 2012, the Company recorded interest expense of $2.3 million and $2.5 million, respectively, related to the Term Loan Agreement of which $1.9 million and $0.8 million, respectively, related to accrued PIK interest; and $0.4 million and $0.8 million, respectively, related to amortization charges for deferred debt issuance costs and accretion of debt discount. For the six months ended June 30, 2013 and 2012, the Company recorded interest expense of $4.4 million and $6.1 million, respectively, related to the Term Loan Agreement of which $3.7 million and $0.9 million, respectively, related to accrued PIK interest; and $0.7 million and $1.1 million, respectively, related to amortization charges for deferred debt issuance costs and accretion of debt discount.

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

The following table summarizes debt with related parties as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Term loan, principal	$76,580	$68,665
Debt discount	(5,888)	(2,129)

Total long-term	$70,692	$66,536

Note 8 – Restructuring Charges

The Company has implemented various initiatives to reduce its overall cost structure, including exiting certain facilities and transitioning work to other locations. Costs incurred in connection with these actions include employee separation costs, including severance, benefits and outplacement, and lease termination, cease use and other related facility exit costs.

In December 2012, the Company committed to and approved a restructuring plan for a workforce reduction of approximately 95 full-time employees. On January 9, 2013, the Company executed upon the restructuring plan and notified the affected employees. The termination benefits are comprised of severance and related ongoing employee benefits. The Company had undertaken such workforce reduction in order to reduce operating costs and focus its resources on a restructured business model. During the three and six months ended June 30, 2013, cash expenditures amount to $0.7 million and $2.4 million, respectively, for these termination benefits. For the three and six months ended June 30, 2013, the Company recorded a charge in the amount of $0.1 million for termination benefits. As of June 30, 2013 and December 31, 2012, $0.1 million and $2.5 million, respectively, remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

In an effort to reduce overall operating expenses, the Company decided it was beneficial to close or consolidate office space at certain locations. For the three months ended June 30, 2013, the Company incurred lease and facility exit costs of less than $0.1 million. For the six months ended June 30, 2013, the Company incurred lease and facility exit costs $0.2 million primarily related to idle space in Milpitas, California, and Needham, Massachusetts that amounted to a charge of $0.9 million, which was partially offset by a benefit of $0.7 million for adjustments to its facility related restructuring accruals for Parsippany, New Jersey, Eatontown, New Jersey and Renningen, Germany based on a change in estimates. Such charges and credits, net are recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2013, $1.5 million of lease and facility exit costs were reflected as a component of accrued liabilities and $1.7 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2012, $1.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $1.9 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table sets forth restructuring activity for the three and six month periods ended March 31, 2013 and June 30, 2013, respectively:

	Employee Termination/ Severance and Related Costs	Facilities Costs	Total
Balance, December 31, 2012	$2,487	$3,131	$5,618
Charges to operations	(43)	255	212
Payments made during the period	(1,746)	(126)	(1,872)

Balance, March 31, 2013	$698	$3,260	$3,958
Charges to operations	103	11	114
Payments made during the period	(684)	(70)	(754)

Balance, June 30, 2013	$117	$3,201	$3,318

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 9 – Stock-Based Compensation

The following table summarizes stock-based compensation expense by category for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$40	$74	113	$158
Research and development	53	120	96	360
Sales and marketing	120	154	273	376
General and administrative	448	217	816	357

Total stock-based compensation expense	$661	$565	1,298	$1,251

Stock Options

The following table sets forth the summary of stock options for the six months ended June 30, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)
Balance, December 31, 2012	831,663	$14.70	7.57
Granted	2,000	$1.00
Exercised	—
Cancelled and forfeited	(135,786)	$12.28

Balance, June 30, 2013	697,877	$15.12	6.61

Vested and expected to vest at June 30, 2013	675,966	$15.44	6.55
Exercisable at June 30, 2013	377,870	$22.47	5.04

As of June 30, 2013 and December 31, 2012, the weighted-average grant date fair value for stock options outstanding was $10.14 and $10.40, respectively. For the three months ended June 30, 2013 and 2012, stock-based compensation expense related to stock options was $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2013 and 2012, stock-based compensation related to stock options was $0.4 million and $0.5 million, respectively. The total intrinsic value of options exercised was zero during the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, $1.8 million of total unrecognized compensation expense related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.6 years.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The following weighted average assumptions were used to value options granted during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	n/a	0.86%	1.18%	0.86
Expected volatility	n/a	89%	91%	89
Expected life (in years)	n/a	6.0	6.0	6.0
Dividend yield	n/a	—	—	—

Restricted Stock Awards

The following table summarizes restricted stock outstanding as of June 30, 2013:

	Number of RSUs	Weighted Average Contractual Life (in years)	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	237,652	0.97	$8.03
Granted	1,032,096		$1.95
Vested	(80,964)		$13.87
Forfeited or expired	(84,931)		$3.62

Balance, June 30, 2013	1,103,853	1.03	$2.26

For the three months ended June 30, 2013 and 2012, stock-based compensation expense related to RSUs was $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2013 and 2012, stock-based compensation related to RSUs was $0.9 million and $0.8 million, respectively. During the three and six months ended June 30, 2013, the aggregate intrinsic value of vested RSUs was $0.1 million. As of June 30, 2013, $2.0 million of total unrecognized compensation expense related to non-vested RSUs granted to employees and directors is expected to be recognized over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

The Company has in effect the 2006 Employee Stock Purchase Plan as amended (“2006 ESPP”) under which subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. Share-based compensation expense related to such purchases amounted to zero and $0.1 million, respectively, for the three months ended June 30, 2013 and 2012, and zero and $0.1 million, respectively, for the six months ended June 30, 2013 and 2012.

As of June 30, 2013, 52,734 shares have been issued under this plan and 317,478 shares remained available for issuance under the 2006 ESPP.

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

Basic and diluted net loss per share was calculated as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(5,687)	$(19,039)	$(16,047)	$(33,190)

Denominator:
Basic and diluted weighted-average shares:
Weighted average shares used in computing basic and diluted net loss per share	15,907	6,337	15,590	6,318

Net loss per share - basic and diluted	$(0.36)	$(3.00)	$(1.03)	$(5.25)

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

Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. For the three months ended June 30, 2013 and 2012, royalty expenses relating to OCS grants included in cost of product revenues were $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2013 and 2012, royalty expenses relating to OCS grants were $0.5 million. As of June 30, 2013 and December 31, 2012, the royalty payable amounted to $0.9 million and $1.0 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.8 million and $16.9 million as of June 30, 2013 and December 31, 2012, respectively.

Guarantees

From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. As of June 30, 2013 and December 31, 2012, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.2 million and $0.9 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

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

On April 23, 2013, Intel Americas, Inc. (“Intel”) filed a complaint against our subsidiary Dialogic (US) Inc. in the Superior Court of New Jersey of Morris County, New Jersey, alleging breach of contract for amounts due under lease for Dialogic (US) Inc.’s Parsippany, New Jersey facility during the period from September 2012 through April 2013 and seeking a monetary amount of approximately $2.2 million, which the Company had accrued as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2013. On June 11, 2013, the Company served an answer to the complaint. On July 8, 2013, the Company entered into a Settlement Agreement and Mutual Release with Intel, whereby the Company agreed to pay $1.0 million, in equal installments over a ten month period, commencing within three working days of the executed agreement. See Note 14 for additional information on subsequent events.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 12 – Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is required to disclose certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure. Revenue by geographic area is based on the billing address of the customer.

The following tables set forth revenue and long-lived assets, net by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2013	2012	2013	2012
Americas	$15,758	$17,702	$31,423	$36,302
Europe, Middle East and Africa	10,375	11,549	21,575	25,352
Asia Pacific	4,942	7,663	11,872	17,345

Total revenue	$31,075	$36,914	$64,870	$78,999

	June 30,	December 31,
Long-lived assets, net	2013	2012
Americas:
United States	$31,346	$32,594
Canada	25,579	28,063
Other foreign countries	1,422	1,633

Total long-lived assets, net	$58,347	$62,290

Note 13 – Income Taxes

The Company recorded an income tax benefit of $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, the Company’s effective tax rate was approximately 3.5% and 0.6%, respectively. The Company recorded an income tax provision of $0.3 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the Company’s effective tax rate was approximately (1.9)% and (0.8)%, respectively.

The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the U.S. and foreign jurisdictions. The tax benefit for the three months ending June 30, 2013 was primarily due to losses during the second quarter of 2013 in certain foreign subsidiaries and a reduction in the unrecognized tax benefit reserve. The tax benefit for the three months ended June 30, 2012 was primarily a result of the decrease in earnings in certain foreign subsidiaries. The tax expense for the six months ended June 30, 2013 and 2012 was primarily due to the current tax expense in our profitable foreign entities with no corresponding tax attributes.

As of June 30, 2013 and December 31, 2012, the Company’s net deferred tax assets was $1.0 million. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit or (expense).

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of June 30, 2013 and December 31, 2012, the total liability for unrecognized tax benefits was $2.4 million and $2.6 million, respectively, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the three and six months ended June 30, 2013, there was a net decrease of $0.1 million and $0.2 million, respectively, due to the settlement of previously recorded unrecognized tax benefits partially offset by interest expense.

Utilization of the Company’s net operating loss carry forwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and other similar foreign provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. As a change in ownership has occurred the Company has not yet determined the full extent of such limitations. The Company expects to determine the amount of net operating loss limitation concurrent with finalizing the 2012 tax return.

Note 14 – Subsequent Events

On July 8, 2013, the Company entered into a Settlement Agreement and Mutual Release with Intel, whereby the Company shall pay $1.0 million, in equal installments over a ten month period, commencing within three working days of the executed agreement. The Company will assess the impact of this settlement agreement on its consolidated financial statements during the third quarter of 2013.

In addition, on July 8, 2013, the Company entered into a Second Amendment to Sublease Agreement dated September 19, 2006, whereby the Company will pay base rent, utilities and taxes of approximately $0.2 million per month, beginning from July 1, 2013 through December 31, 2015 (end of the lease). In the event the Company does not pay rent at any time going forward, the Company has 60 days to leave the space, with no future liabilities or penalties. In the event the Company stops payment and does not vacate the space within 60 days, the Company will have to pay for the balance of the lease (through 2015), plus a penalty of $1.4 million. The Company will assess the impact of this lease amendment during the third quarter of 2013.

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

Our Next-Generation products and solutions are offered in five main solution areas:

1)	Any to Any Networking — We manufacture products designed to seamlessly and efficiently connect disparate networks and/or value-added services platforms based on a complex array of network protocols such as TDM, IP, SIP and IMS. Our technologies enable media-rich communications, including video, voice and data, to flow uninterrupted between service providers and application developers and their end-users while ensuring the lowest operating costs and most optimal customer experience. Products that excel in Any to Any Networking include the ControlSwitch™ System IP Softswitch, BorderNet™ Sessions Border Controllers, IMG Media Gateways, Signaling solutions and PowerMedia™ XMS and HMP media servers.

2)	Network Congestion — The explosion in video, voice and data communications has challenged network operators to balance the challenges of network expansion with business profitability. Our solutions re-energize congested networks by optimizing network traffic and amplifying capacity gains of up to 500% at a fraction of the cost of new network capacity. Our key technologies are network agnostic, successfully driving capacity gains over TDM, VOIP, 2G, 3G, 4G, LTE, satellite, microwave, copper and fiber transport. Products that alleviate Network Congestion include Session Bandwidth Optimization solutions for Mobile Backhaul, Core Networks and VOIP.

3)	Contact Center Transformation — As contact centers transition from TDM to IP, from premise-based to cloud/hosted or from fragmented to centralized to decentralized, our technologies enable contact center operators to maximize their investment by integrating multi-modal media-rich communications in a secure and optimized fashion. Contact centers empowered by our technologies perform better and run more cost effectively. Products that are designed for Contact Center Transformation include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, PowerMedia XMS and HMP media servers and Network Congestion solutions.

4)	Unified Communications for Service Providers — Through partnerships with market leaders in Unified Communications, we are enabling Service Providers to better leverage their investments in network switching infrastructure and offer a broader array of value-added services including hosted IP-PBX via PC and mobile, video calling and more sophisticated Class 5 services over a more secure and cost-optimized network. This collaboration enables Service Providers to more effectively compete with traditional Enterprise telephony vendors while expanding customer share of wallet. Products that are designed for Unified Communications for Service Providers include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, and PowerMedia XMS and HMP media servers.

5)	Application Enablement — We are a recognized leader in software-based solutions that enable Application Developers to rapidly develop and monetize a wide array of value-added services such as messaging, SMS, video calling, ringtones, lawful intercept and location-based services. Our customers benefit from extensive capabilities in mixing media-rich communications, transitioning to virtualized or cloud-based architectures and deploying highly available and scalable platforms or services. Products that are designed for Application Enablement include PowerMedia XMS and HMP media servers, BorderNet Sessions Border Controllers, IMG Media Gateways, Signaling solutions and Brooktrout Fax over IP software, as well as our Legacy portfolio.

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

There have been no significant changes in our accounting policies for the three and six months ended June 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012, except as noted below with respect to goodwill.

Goodwill

As of June 30, 2013 and December 31, 2012, goodwill was $31.2 million. Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. We are required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year. As of June 30, 2013, we performed an interim impairment test based on triggering events resulting from the significant decrease in the price of our common stock and delisting from the NASDAQ Stock Market during the three months ended June 30, 2013. Based on the results of the interim impairment test, the estimated fair value of our reporting unit exceeded the carrying value by approximately 10% and therefore no impairment was required as of June 30, 2013.

We used a weighted approach of 80% discounted cash flows and 20% market. The valuation methodology and weightings used in the interim impairment test are consistent with those used in the prior year. The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value. This method involves the present value of a series of estimated future benefits at the valuation date by the application of a discount rate, one which a prudent investor would require before making an equity investment. We consider this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on our forecasted results.

Key assumptions within our discounted cash flow model include projected financial operating results, a long term growth rate of 5% and discount rate of approximately 16%. As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to our projected operating results including changes to the long term growth rate could impact the fair value. The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as identified by us. A change to the discount rate could impact the fair value determination.

The market approach is a general way of determining a value indication of a business by using one or more methods that compare the subject to similar businesses that have been sold. The market approach is a valuation technique in which the fair value is estimated based on market prices realized in actual arm’s length transactions. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to the relative investment characteristics of us. The most critical assumption underlying the market approach utilized by us is the comparable companies utilized. As such, a change to the comparable companies could have an impact on the fair value determination.

In deriving its fair value estimates, we have utilized certain key assumptions. These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

We have estimated a revenue growth estimate of 5% annually over the next four years, based on its assessment of market demand for our existing and future products. We have utilized gross margin estimates of approximately 64 – 65% that are materially consistent with historical gross margins achieved. Estimates of operating expenses and depreciation and amortization expense utilized are consistent with actual historical amounts. Working capital requirements used in the interim impairment test reflect current financial trends.

The current economic conditions and the continued volatility in the U.S. and in many other countries where we operate could contribute to decreased consumer confidence which may adversely impact our operating performance, including the revenue growth rates utilized in the discounted cash flow model. Reductions in the expected revenue growth rate or gross margins or a reduction in the discount rate used could have a material adverse impact on the underlying estimates used in deriving the fair value or could result in additional triggering events requiring future interim impairment tests. These conditions may result in an impairment charge in future periods.

Results of Operations (amounts in 000’s)

Comparison of Three Months Ended June 30, 2013 and June 30, 2012

Revenue

	2013		2012		Period to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Product	$22,751	73%	$26,954	73%	$(4,203)	(16%)
Services	8,324	27%	9,960	27%	(1,636)	(16%)

Total revenue	$31,075	100%	36,914	100%	(5,839)	(16%)

Legacy vs. NextGen:
Legacy	$8,932	29%	$13,053	35%	$(4,121)	(32%)
NextGen	22,143	71%	23,861	65%	(1,718)	(7%)

Total revenue	$31,075	100%	$36,914	100%	(5,839)	(16%)

Revenue by geography:
Americas	$15,758	51%	$17,702	48%	$(1,944)	(11%)
Europe, Middle East and Africa	10,375	33%	11,549	31%	(1,174)	(10%)
Asia Pacific	4,942	16%	7,663	21%	(2,721)	(36%)

Total revenue	$31,075	100%	$36,914	100%	$(5,839)	(16%)

Revenue

Total revenue of $31.1 million for the three months ended June 30, 2013 decreased by $5.8 million, or 16%, from $36.9 million for the three months ended June 30, 2012.

Our product revenue was 73% of total revenue at $22.8 million for the three months ended June 30, 2013, compared to 73% of total revenue, or $27.0 million for the three months ended June 30, 2012, a decrease of $4.2 million, or 16%. The decrease in product revenue is primarily attributable to an expected decline in demand for our Legacy products, as well as project timing and associated revenue recognition of NextGen products.

Our services revenue was 27% of total revenue at $8.3 million for the three months ended June 30, 2013, compared to 27% of total revenue, or $9.9 million for the three months ended June 30, 2012, a decrease of $1.6 million, or 16%. The decrease in services revenue was the result of decommissioning of our Legacy products in certain customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

	2013		2012		Period-to-Period Change
	Amount	% of Related Revenue	Amount	% of Related Revenue	Amount	Percentage
Cost of Revenue:
Product	$8,868	39%	$15,264	57%	$(6,396)	(42%)
Services	4,303	52%	4,978	50%	(675)	(14%)

Total cost of revenue	$13,171	42%	$20,242	55%	$(7,071)	(35%)

Gross Profit:
Product	$13,883	61%	$11,690	43%	$2,193	19%
Services	4,021	48%	4,982	50%	(961)	(19%)

Total gross profit	$17,904	58%	$16,672	45%	$1,232	7%

Cost of Revenue

Total cost of revenue of $13.2 million for the three months ended June 30, 2013 decreased by 35% or $7.1 million from $20.2 million for the three months ended June 30, 2012.

Cost of product revenue of $8.9 million for the three months ended June 30, 2013 decreased by 42% or $6.4 million from $15.3 million for the three months ended June 30, 2012. The change is primarily attributable to lower product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount.

Cost of services revenue of $4.3 million for the three months ended June 30, 2013 decreased by 14% or $0.7 million from $5.0 million for the three months ended June 30, 2012. The change is primarily attributable to the decrease in headcount compared to the corresponding prior year period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $17.9 million for the three months ended June 30, 2013 increased by $1.2 million, or 7%, from $16.7 million for the three months ended June 30, 2012. Gross profit margin increased from 45% of total revenue for the three months ended June 30, 2012 to 58% of total revenue for the three months ended June 30, 2013.

For the three months ended June 30, 2013, product gross profit increased by 19%, or $2.2 million, from $11.7 million for the three months ended June 30, 2012 to $13.9 million for the three months ended June 30, 2013. Gross profit margin increased from 43% of total product revenue for the three months ended June 30, 2012 to 61% of total product revenue for the three months ended June 30, 2013. The increase in gross profit on product revenue is primarily a result of product mix.

For the three months ended June 30, 2013, services gross profit decreased by 19%, or $1.0million from $5.0 million for the three months ended June 30, 2012 to $4.0 million for the three months ended June 30, 2013. Gross profit margin decreased from 50% of total services revenue for the three months ended June 30, 2012 to 48% of total services revenue for the three months ended June 30, 2013.

Operating Expenses

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$7,083	23%	$11,370	31%	$(4,287)	(38%)
Sales and marketing	8,356	27%	11,063	30%	(2,707)	(24%)
General and administrative	7,629	25%	8,806	24%	(1,177)	(13%)
Restructuring charges	114	0%	4,246	12%	(4,132)	(97%)

Total operating expenses	$23,182	75%	$35,485	96%	$(12,303)	(35%)

Research and Development Expenses

Research and development expenses of $7.1 million, or 23% of total revenue, for the three months ended June 30, 2013 decreased by $4.3 million, or 38%, from $11.4 million, or 31% of total revenue for the three months ended June 30, 2012. The decrease was primarily the result of a $3.5 million decrease in salaries and benefits associated with a decrease in departmental headcount, as a result of our integration and restructuring efforts.

Sales and Marketing

Sales and marketing expenses of $8.4 million, or 27% of total revenue, for the three months ended June 30, 2013 decreased by $2.7 million, or 24%, from $11.1 million, or 30% of total revenue for the three months ended June 30, 2012. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits of $0.8 million, sales commissions of $0.5 million, marketing related costs of $0.4 million, and amortization and depreciation of $0.4 million.

General and Administrative

General and administrative expenses of $7.6 million, or 25% of total revenue, for the three months ended June 30, 2013 decreased by $1.2 million, or 13%, from $8.8 million, or 24% of total revenue for the three months ended June 30, 2012. The change is primarily attributable to decreased expenses primarily related to legal fees of $1.2 million, partially offset by an increase in stock-based compensation of $0.2 million.

Restructuring Charges

For the three months ended June 30, 2013 and 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.1 million and $3.3 million, respectively.

In an effort to reduce overall operating expenses, we decided it was beneficial to close or consolidate office space at certain locations. For the three months ended June 30, 2013, we incurred expense of $0.01 million in lease and facility exit costs. For the three months ended June 30, 2012, we incurred expense of $0.9 million in lease and facility exit costs related to our research and development facilities in Getzville, New York and Renningen, Germany.

Interest Expense

Interest expense decreased by $0.4 million or 14%, from $2.9 million for the three months ended June 30, 2012 to $2.5 million for the three months ended June 30, 2013. The change is primarily attributable to amortization of the debt discount, which decreased $0.2 million.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $1.2 million for the three months ended June 30, 2013, as a result of a decrease in our stock price for the period. For the three months ended June 30, 2012, the Company recorded a gain of $3.3 million related to the change in fair value of warrants, as a result of a decrease in our stock price.

Foreign Exchange Loss net

Foreign exchange loss was $0.6 million for the three months ended June 30, 2013, compared to a loss of $0.7 million for the three months ended June 30, 2012.

Income Tax Provision

For the three months ended June 30, 2013 and 2012, we recorded a benefit for income taxes of $0.2 million and $0.1 million, respectively. The tax benefit for the three months ending June 30, 2013 was primarily due to losses during the second quarter of 2013 in certain foreign subsidiaries and a reduction in the unrecognized tax benefit reserve. The tax benefit for the three months ended June 30, 2012 was primarily a result of the decrease in earnings in certain foreign subsidiaries.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Revenue

	2013		2012		Period to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Product	$47,484	73%	$59,442	75%	$(11,958)	(20%)
Services	17,386	27%	19,557	25%	(2,171)	(11%)

Total revenue	$64,870	100%	78,999	100%	(14,129)	(18%)

Legacy vs. NextGen:
Legacy	$18,973	29%	$28,626	36%	$(9,653)	(34%)
NextGen	45,897	71%	50,373	64%	(4,476)	(9%)

Total revenue	$64,870	100%	$78,999	100%	(14,129)	(18%)

Revenue by geography:
Americas	$31,423	48%	$36,302	46%	$(4,879)	(13%)
Europe, Middle East and Africa	21,575	33%	25,352	32%	(3,777)	(15%)
Asia Pacific	11,872	18%	17,345	22%	(5,473)	(32%)

Total revenue	$64,870	100%	$78,999	100%	$(14,129)	(18%)

Revenue

Total revenue of $64.9 million for the six months ended June 30, 2013 decreased by $14.1 million, or 18%, from $79.0 million for the six months ended June 30, 2012.

Our product revenue was 73% of total revenue at $47.5 million for the six months ended June 30, 2013, compared to 75% of total revenue, or $59.4 million for the six months ended June 30, 2012, a decrease of $11.9 million, or 20%. The decrease in product revenue is primarily attributable to an expected decline in demand for our Legacy products, as well as project timing and associated revenue recognition of NextGen products.

Our services revenue was 27% of total revenue at $17.4 million for the six months ended June 30, 2013, compared to 25% of total revenue, or $19.6 million for the six months ended June 30, 2012, a decrease of $2.2 million, or 11%. The decrease in services revenue was the result of decommissioning of our Legacy products in certain customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

	2013		2012		Period-to-Period Change
	Amount	% of Related Revenue	Amount	% of Related Revenue	Amount	Percentage
Cost of Revenue:
Product	$18,445	39%	$26,675	45%	$(8,230)	(31%)
Services	8,944	51%	10,149	52%	(1,205)	(12%)

Total cost of revenue	$27,389	42%	$36,824	47%	$(9,435)	(26%)

Gross Profit:
Product	$29,039	61%	$32,767	55%	$(3,728)	(11%)
Services	8,442	49%	9,408	48%	(966)	(10%)

Total gross profit	$37,481	58%	$42,175	53%	$(4,694)	(11%)

Cost of Revenue

Total cost of revenue of $27.4 million for the six months ended June 30, 2013 decreased by 26% or $9.4 million from $36.8 million for the six months ended June 30, 2012.

Cost of product revenue of $18.4 million for the six months ended June 30, 2013 decreased by 31% or $8.2 million from $26.7 million for the six months ended June 30, 2012. The change is primarily attributable to lower product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount.

Cost of services revenue of $8.9 million for the six months ended June 30, 2013 decreased by 12% or $1.2 million from $10.1 million for the six months ended June 30, 2012. The change is primarily attributable to the decrease in headcount compared to the corresponding prior year period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $37.5 million for the six months ended June 30, 2013 decreased by $4.7 million, or 11%, from $42.2 million for the six months ended June 30, 2012. Gross profit margin increased from 53% of total revenue for the six months ended June 30, 2012 to 58% of total revenue for the six months ended June 30, 2013.

For the six months ended June 30, 2013, product gross profit decreased by 11%, or $3.7 million, from $32.8 million for the six months ended June 30, 2012 to $29.0 million for the six months ended June 30, 2013. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue. Gross profit margin increased from 55% of total product revenue for the six months ended June 30, 2012 to 61% of total product revenue for the six months ended June 30, 2013 due to product mix.

For the six months ended June 30, 2013, services gross profit decreased by 10%, or $1.0 million from $9.4 million for the six months ended June 30, 2012 to $8.4 million for the six months ended June 30, 2013. Gross profit margin increased from 48% of total services revenue for the six months ended June 30, 2012 to 49% of total services revenue for the six months ended June 30, 2013.

Operating Expenses

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$15,116	23%	$24,193	31%	$(9,077)	(38%)
Sales and marketing	17,604	27%	22,674	29%	(5,070)	(22%)
General and administrative	15,589	24%	16,391	21%	(802)	(5%)
Restructuring charges	326	1%	4,303	5%	(3,977)	(92%)

Total operating expenses	$48,635	75%	$67,561	86%	$(18,926)	(28%)

Research and Development Expenses

Research and development expenses of $15.1 million, or 23% of total revenue, for the six months ended June 30, 2013 decreased by $9.1million, or 38%, from $24.2 million, or 31% of total revenue for the six months ended June 30, 2012. The decrease was primarily the result of a $6.8 million decrease in salaries and benefits and $0.3 million of stock-based compensation associated with a decrease in departmental headcount, as a result of our integration and restructuring efforts.

Sales and Marketing

Sales and marketing expenses of $17.6 million, or 27% of total revenue, for the six months ended June 30, 2013 decreased by $5.1 million, or 22%, from $22.7 million, or 29% of total revenue for the six months ended June 30, 2012. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits of $1.9 million, amortization and depreciation of $0.9 million, sales commissions of $0.7 million, and marketing related costs of $0.6 million.

General and Administrative

General and administrative expenses of $15.6 million, or 24% of total revenue, for the six months ended June 30, 2013 decreased by $0.8 million, or 5%, from $16.4 million, or 21% of total revenue for the six months ended June 30, 2012. The change is primarily attributable to decreased expenses primarily related to legal fees of $1.1 million, salaries and employee benefits of $0.4 million, partially offset by stock-based compensation of $0.4 million.

Restructuring Charges

For the six months ended June 30, 2013 and 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.1 million and $3.4 million, respectively.

For the six months ended June 30, 2013, we incurred expense of $0.9 million in lease and facility exit costs primarily related to idle space in Milpitas, California, and Needham, Massachusetts. In addition, we adjusted our facility related restructuring accruals for Parsippany, New Jersey, Eatontown, New Jersey and Renningen, Germany based on change in estimates, resulting in a benefit of $0.7 million during the six months ended June 30, 2013. For the six months ended June 30, 2012, we incurred expense of $0.9 million in lease and facility exit costs related to our research and development facilities in Getzville, New York and Renningen, Germany.

Interest Expense

Interest expense decreased by $2.1 million or 30%, from $7.0 million for the six months ended June 30, 2012 to $4.9 million for the six months ended June 30, 2013. The decrease is primarily attributable to lower interest rates for the six months ended June 30, 2013 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10% during the second quarter of 2012. In addition, the average interest rate on the Revolving Credit Agreement decreased from 5.20% for the six months ended June 30, 2012 to 4.75% for the six months ended June 30, 2013.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $1.3 million for the six months ended June 30, 2013, as a result of an decrease in our stock price for the period. For the six months ended June 30, 2012, the Company recorded a gain of $0.4 million related to the change in fair value of warrants, which were granted on March 22, 2012, as a result of an decrease in our stock price.

Foreign Exchange Loss net

Foreign exchange loss was $0.9 million for the six months ended June 30, 2013, compared to a loss of $0.8 million for the six months ended June 30, 2012.

Income Tax Provision

For the six months ended June 30, 2013 and 2012, we recorded a provision for income taxes of $0.3 million and $0.2 million, respectively. The tax expense for the six months ended June 30, 2013 and 2012 was primarily due to the current tax expense in our profitable foreign entities with no corresponding tax attributes.

Financial Position

Liquidity and Capital Resources

Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. We monitor and manage liquidity by preparing and updating annual budgets, as well as monitor compliance with terms of our financing agreements.

We have experienced significant losses in the past and have not sustained profits. As of June 30, 2013, we had cash and cash equivalents of $8.4 million, compared to $6.5 million of cash and cash equivalents as of December 31, 2012. During the six months ended June 30, 2013, we used net cash in operating activities of $3.6 million. As of June 30, 2013, we had borrowed $15.2 million under our Revolving Credit Agreement and the unused line of credit totaled $9.8 million, of which $0.7 million was available to us. As of June 30, 2013, our long-term debt with related parties was $70.7 million, net of discount, and during the six months ended June 30, 2013, we borrowed $4.0 million under the Term Loan Agreement. During the six months ended June 30, 2013, we paid $0.1 million to service the interest payments on the Revolving Credit Agreement. No cash interest was paid during the six months ended June 30, 2013 related to the Term Loan Agreement as all interest incurred during the six months ended June 30, 2013 was paid in kind, as permitted by the Term Lenders.

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

These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. We also took certain restructuring actions during the year ended December 31, 2012 and the six months ended June 30, 2013 in order to improve our future operating performance.

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

Operating Activities

Net cash used in operating activities of $3.6 million for the six months ended June 30, 2013 was primarily attributable to our net loss of $16.1 million, partially offset by adjustments for non-cash items aggregating to $10.3 million for items such as depreciation, amortization, fair value adjustments to warrants, stock-based compensation and PIK interest expense on long-term debt. Operating assets decreased by $11.7 million and operating liabilities decreased by $9.6 million. The decrease in operating assets relates to accounts receivable of $6.9 million, inventory of $2.6 million, and other current assets of $2.3 million. The decrease in operating liabilities is primarily attributable to decreases of $9.5 million in accounts payable and accrued liabilities and $1.3 million in other long-term liabilities, partially offset by an increase in deferred revenue of $1.3 million.

Net cash used in operating activities of $5.6 million for the six months ended June 30, 2012 was primarily attributable to our net loss of $32.8 million, partially offset by adjustments for non-cash items aggregating to $10.5 million. Operating assets decreased by $9.5 million and operating liabilities increased by $7.6 million. The decrease in operating assets relates to inventories of $6.9 million, accounts receivable of $2.5 million and other current assets of $0.1 million. The increase in operating liabilities is primarily attributable to an increase of $5.2 million in accounts payable and accrued liabilities and an increase in deferred revenue of $3.2 million, partially offset by a decrease in income taxes payable of $0.4 million and decrease in other long-term liabilities of $0.3 million.

Investing Activities

Net cash used in investing activities of $0.8 million for the six months ended June 30, 2013 consisted primarily of a decrease of $0.3 million related to restricted cash and $0.5 million related to the purchase of property and equipment.

Net cash used in investing activities of $0.4 million for the six months ended June 30, 2012 consisted primarily of an increase of $0.5 million related to restricted cash, offset by $0.8 million related to the purchase of property and equipment and $0.1 million of intangible asset purchases.

Financing Activities

Net cash provided by financing activities of $6.3 million for the six months ended June 30, 2013 included $3.2 million in net borrowings under the Term Loan Agreement and $3.1 million in net borrowing under the Revolving Credit Agreement.

Net cash provided by financing activities of $0.6 million for the six months ended June 30, 2012 included $4.0 million in borrowings under our long-term debt, partially offset by net payments to our Revolving Credit Agreement of $1.9 million and debt issuance costs of $1.5 million.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated (under the supervision and with the participation of our principal executive officer and principal accounting officer) our disclosure controls and procedures, and concluded that, because we have identified material weaknesses with respect to our internal controls over financial reporting as of December 31, 2012, our disclosure controls and procedures were not effective as of June 30, 2013, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During our most recent fiscal quarter, we made the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Discontinued the use of intermediate common carrier for quarter-end shipments.

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

On April 23, 2013, Intel Americas, Inc. (“Intel”) filed a complaint against our subsidiary Dialogic (US) Inc. in the Superior Court of New Jersey of Morris County, New Jersey, alleging breach of contract for amounts due under lease for Dialogic (US) Inc.’s Parsippany, New Jersey facility during the period from September 2012 through April 2013 and seeking a monetary amount of approximately $2.2 million. On June 11, 2013, we served an answer to the complaint. On July 8, 2013, we entered into a Settlement Agreement and Mutual Release with Intel, whereby we agreed to pay $1.0 million, in equal installments over a ten month period, commencing within three working days of the executed agreement.

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

We have experienced significant losses in the past and never sustained profits. For the six months ended June 30, 2013 and 2012, we recorded net losses of $16.1 million and $33.2 million, respectively. As of June 30, 2013, we had $15.2 million in current bank indebtedness and $70.7 million in long-term debt, net of discount. If we fail to comply with the covenants under the Third Amended and Restated Credit Agreement as amended (the “Term Loan Agreement”) with Obsidian, LLC, as agent and collateral agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP as lenders (collectively, the “Term Lenders”) and the Waiver and Twentieth Amendment (the “Twentieth Amendment”) to the Credit Agreement dated as of March 5, 2008, as amended (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC, as administrative agent, and certain lenders (the “Revolving Credit Lenders”), the maturity date of our outstanding indebtedness may be accelerated.

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

On March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry, or the SEC Informal Inquiry, and requesting that we preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed us that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. Our Board of Directors, or the Board, appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP, or Sheppard Mullin, as outside counsel to the committee. The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and we have updated and improved our compliance procedures. In addition, we produced documents to the Department of Justice, or DOJ, relating to the SEC Informal Inquiry. With Sheppard Mullin, which is now our counsel, we continue to fully cooperate with the SEC and DOJ, in connection with the SEC Informal Inquiry. We have incurred and may continue to incur significant costs related to the SEC Informal Inquiry, which will have a material adverse effect on our financial condition and results of operations. Further, the SEC Informal Inquiry has caused and may continue to cause a diversion of management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

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

On April 15, 2013, we received a Staff Determination Letter from the Listing Qualifications Department of The NASDAQ Stock Market that the NASDAQ Hearings Panel had determined to delist our shares from the NASDAQ Stock Market effective at the open of business on April 17, 2013 because we could not achieve compliance with a market value of publicly held shares of at least $15.0 million, or the Market Value Rule. Beginning with the opening of trading on April 17, 2013, our common stock began trading on the over-the-counter market, or OTCQB, under the symbol “DLGC. Moving our listing to the over-the-counter market could adversely affect the liquidity of our common stock. Stocks traded in the over-the-counter market generally have limited trading volume and exhibit a wider spread between the bid/ask quotation, as compared to securities listed on a national securities exchange. In the future, there can be no assurance that a more active public market for our common stock will ever develop or be sustained, allowing you to sell large quantities of shares or all of your holdings. Consequently, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

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

Our common stock traded as high as $2.46 and as low as $0.71 per share during the six months ended June 30, 2013. Some of the factors leading to this volatility include:

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

For the six months ended June 30, 2013 and 2012, we used cash of $3.6 million and $5.6 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2013. We successfully reduced quarterly operating costs from $38.6 million to $23.2 million (excluding restructuring charges) per quarter between the first quarter of 2011 and the second quarter of 2013. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following any restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

Disclosure controls are procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that the information is accumulated and communicated to our management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer and principal accounting officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2012. Based on this evaluation, management concluded that there were material weaknesses identified in our internal controls as of December 31, 2012. The material weaknesses related to a lack of effective controls over revenue recognition and a lack of effective entity level controls. Accordingly, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 Internal Control — Integrated Framework.

Our management, including our principal executive officer and principal accounting officer, do not expect that our disclosure controls or Internal Controls will prevent all error and all fraud. A control system, even when well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot make assurances that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our executive officers, directors, and certain of our affiliates beneficially owned or controlled approximately 64% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of June 30, 2013.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2012, we have identified material weaknesses in our Internal Controls. These material weaknesses have not been cured as of June 30, 2013. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

Under the Sarbanes-Oxley Act we are required to maintain an independent board. We also expect these rules and regulations will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors and officers will be significantly curtailed

Our international operations expose us to additional political and economic risks not faced by businesses that operate only in the United States.

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

For the six months ended June, 2013 and 2012, revenue from outside of the Americas was $33.4 million and $42.7 million, respectively, or 52% and 54% of our total revenue, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010

3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012

4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012

4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012

4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012

4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012

4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013

10.1	Amended and Restated 2006 Equity Incentive Plan, as amended.	8-K	0001-33391	99.1	5/13/2013

10.2	Waiver Agreement, dated May 20, 2013, by and among Dialogic Inc., Dialogic Corporation, Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP.					X

10.3	Consent Agreement, dated May 20, 2013, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and certain lenders.					X

10.4	Letter Agreement, dated June 11, 2013, by and between Dialogic Inc. and John Hanson..	8-K	0001-33391	10.1	6/14/2013

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.5	Consent to Credit Agreement, dated June 26, 2013, by and among Dialogic Inc., Dialogic Corporation, Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP					X

10.6	Consent and Twenty-First Amendment, dated June 26, 2013, by and among Dialogic Corporation, Wells Fargo Foothill Canada ULC and certain lenders.					X

10.7	Partial Release of Intellectual Property Security Agreement, dated June 25, 2013, executed by Obsidian, LLC.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

32.1#	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: August 14, 2013	By:	/s/ Michael Schmitt
	Name:	Michael Schmitt
	Title:	Director, Financial Reporting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012

3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010

3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012

4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012

4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012

4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012

4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012

4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013

10.1	Amended and Restated 2006 Equity Incentive Plan, as amended.	8-K	0001-33391	99.1	5/13/2013

10.2	Waiver Agreement, dated May 20, 2013, by and among Dialogic Inc., Dialogic Corporation, Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP.					X

10.3	Consent Agreement, dated May 20, 2013, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and certain lenders.					X

10.4	Letter Agreement, dated June 11, 2013, by and between Dialogic Inc. and John Hanson..	8-K	0001-33391	10.1	6/14/2013

10.5	Consent to Credit Agreement, dated June 26, 2013, by and among Dialogic Inc., Dialogic Corporation, Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP					X

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6	Consent and Twenty-First Amendment, dated June 26, 2013, by and among Dialogic Corporation, Wells Fargo Foothill Canada ULC and certain lenders.					X

10.7	Partial Release of Intellectual Property Security Agreement, dated June 25, 2013, executed by Obsidian, LLC.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X

32.1#	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

101.INS†	XBRL Instance Document					X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.