Form 10-Q
period 2013-09-30
Dialogic Inc.
filed 2013-11-14
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 7, 2013, 16,179,809 shares of the registrant’s common stock were outstanding.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

DIALOGIC INC

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Dialogic Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,511	$6,501
Restricted cash	1,180	900
Accounts receivable, net of allowance of $2,142 and $1,217, respectively	22,304	32,422
Inventory	6,396	8,874
Other current assets	6,855	8,993
Total current assets	41,246	57,690
Property and equipment, net	4,587	5,978
Intangible assets, net	20,656	25,089
Goodwill	31,223	31,223
Other assets	2,036	2,147
Total assets	$99,748	$122,127

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,349	$16,994
Accrued liabilities	13,352	21,270
Deferred revenue, current portion	13,989	12,742
Bank indebtedness	12,475	11,717
Income taxes payable	756	1,007
Total current liabilities	50,921	63,730
Long-term debt, related parties, net of discount	73,074	66,536
Warrants	594	1,985
Other long-term liabilities	5,707	8,978
Total liabilities	130,296	141,229
Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized - 200,000,000 shares; Issued and outstanding
16,179,809 shares and 14,415,652 shares, respectively	16	14
Additional paid-in capital	262,893	257,658
Accumulated other comprehensive loss	(22,208)	(22,423)
Accumulated deficit	(271,249)	(254,351)
Total stockholders' deficit	(30,548)	(19,102)
Total liabilities and stockholders' deficit	$99,748	$122,127

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Dialogic Inc.
Unaudited Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Products	$20,841	$33,837	$68,325	$93,279
Services	9,366	10,251	26,752	29,808
Total revenue	30,207	44,088	95,077	123,087

Cost of revenue:
Products	6,944	11,654	25,389	38,329
Services	3,986	5,118	12,930	15,267
Total cost of revenue	10,930	16,772	38,319	53,596
Gross profit	19,277	27,316	56,758	69,491

Operating expenses:
Research and development, net	5,881	9,266	20,997	33,459
Sales and marketing	7,615	9,261	25,219	31,935
General and administrative	6,280	7,375	21,869	23,766
Restructuring charges, net	(2,323)	457	(1,997)	4,760
Total operating expenses	17,453	26,359	66,088	93,920
Income (loss) from operations	1,824	957	(9,330)	(24,429)

Other income (expense):
Interest and other income, net	109	242	56	95
Interest expense	(2,620)	(1,792)	(7,519)	(8,836)
Change in fair value of warrants	118	1,750	1,391	2,154
Foreign exchange loss, net	(8)	(278)	(919)	(1,047)
Total other expense, net	(2,401)	(78)	(6,991)	(7,634)
(Loss) income before provision for income taxes	(577)	879	(16,321)	(32,063)
Income tax provision	274	56	577	304
Net (loss) income	$(851)	$823	$(16,898)	$(32,367)
Net (loss) income per share - basic and diluted	$(0.05)	$0.08	$(1.11)	$(4.24)
Weighted average shares of common stock used in
calculation of net (loss) income per share - basic and diluted	16,046	10,229	15,227	7,634
Comprehensive income (loss):
Net (loss) income	$(851)	$823	$(16,898)	$(32,367)
Foreign currency translation adjustment	29	(192)	215	(424)
Total comprehensive (loss) income	$(822)	$631	$(16,683)	$(32,791)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Dialogic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,898)	$(32,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,891	9,205
Stock-based compensation	1,766	1,896
Amortization of debt issuance costs and debt discount	1,196	677
Fair value adjustment to warrants	(1,391)	(2,154)
Loss on disposal of fixed assets	13	364
Payment-in-kind interest expense on long-term debt	5,622	5,944
Bad debt expense, net	1,643	334
Gain on settlement of office lease obligation	(4,184)	—
Deferred income taxes	94	(48)
Other non-cash charges	215	(108)
Net changes in operating assets and liabilities
Accounts receivable	8,475	5,964
Inventory	2,399	10,033
Other current assets	2,136	1,715
Accounts payable and accrued liabilities	(11,529)	(8,432)
Deferred revenue	1,247	(1,617)
Income taxes payable	(251)	(693)
Other long-term liabilities	(1,682)	1,396
Net cash used in operating activities	(4,238)	(7,891)
Cash flows from investing activities:
Restricted cash	(280)	497
Purchases of property and equipment	(826)	(967)
Purchases of intangible assets	—	(73)
Net cash used in investing activities	(1,106)	(543)
Cash flows from financing activities:
Payments of debt issuance costs	—	(1,511)
Borrowings (payments) on bank indebtedness, net	154	(1,800)
Proceeds from long-term debt, net of original issue discount	3,200	4,000
Net cash provided by financing activities	3,354	689
Effect of exchange rate changes on cash and cash equivalents	—	53
Net decrease in cash and cash equivalents	(1,990)	(7,692)
Cash and cash equivalents at beginning of period	6,501	10,353
Cash and cash equivalents at end of period	$4,511	$2,661

Supplemental disclosure of cash flow information:
Cash paid
Interest	$522	$5,293
Income taxes	$449	$548
Non-cash financing activities:
Issuance of common stock in connection with debt modification	$3,461	$—
Debt issuance costs incurred as additional term loan debt	$250	$—
Prepayment premium on term loan conversion paid in convertible notes	$—	$1,500
Issuance of warrants in connection with debt refinancing	$—	$7,072
Conversion of long-term debt	$—	$33,034
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1 – The Company

   Dialogic Inc., the Network Fuel® company (“Dialogic” or the “Company”), inspires the world’s leading service providers and application developers to elevate the performance of media-rich communications across the most advanced networks. The Company increases the reliability of any-to-any network connections, enhances the impact of applications and amplifies the capacity of congested networks.

   Wireless and wireline service providers use the Company’s products to transport, transcode, manage and optimize video, voice and data traffic while enabling VoIP and other media rich services. These service providers also utilize the Company’s technology to energize their revenue-generating value-added services platforms such as messaging, SMS, voice mail and conferencing, all of which are becoming increasingly video-enabled. Enterprises rely on the Company’s innovative products to simplify the integration of IP and wireless technologies and endpoints into existing communication networks, and to empower applications that serve businesses, including unified communication applications, contact center and Interactive Voice Response/Interactive Voice and Video Response.

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

   The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2012 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the annual financial statements and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. Certain reclassifications have been made to prior periods to conform to the current period presentation.

Note 3 – Immaterial Corrections to Prior Period Financial Statements

   Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2012, the Company became aware of one revenue transaction with a distributor recorded during the second quarter of 2012 that should have been recorded on the sell-through basis in the third quarter of 2012 as a result of a non-standard term that was agreed to with the customer by the Company. The Company reviewed shipping dates and terms related to additional shipments of its products during 2012 and the first quarter of 2013 to determine whether revenue was recognized in the correct period. Based on the Company’s evaluation, it was not proper for the Company to recognize revenue for products collected by certain intermediate common carriers, used primarily at quarter-ends, since title and risk of loss did not pass until such shipments were picked up by the customer’s shipping agent under the agreed upon shipping terms. As a result, previously reported product revenue and cost of product revenue for each of the quarterly periods of 2012 were misstated.  In addition, the opening accumulated deficit as of January 1, 2012 was understated and the ending accumulated deficit as of December 31, 2012 was understated.

   The Company assessed the materiality of these errors, using relevant quantitative and qualitative factors, and determined that these errors, both individually and in the aggregate, were not material to any previously reported period. The Company made these immaterial corrections to the 2012 financial statements, which include corrections to each of the quarterly periods of 2012.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Accordingly, the December 31, 2012 consolidated balance sheet as presented in this Form 10-Q has been revised from the information presented in the Company’s most recent Annual Report on Form 10-K as follows: accounts receivable has been reduced by $1.8 million,  inventory has been increased by $0.6 million and ending accumulated deficit has been increased by $1.2 million. The opening accumulated deficit as of January 1, 2012 was also increased by $1.4 million. The impact of the errors as of and for the year ended December 31, 2012 and for each of the quarters of 2012 is shown in the tables below. There was no impact on cash flows from operating activities in any of the periods presented. The revised financial data will be reflected when those periods are published again in the Company’s future filings with the SEC, as appropriate.

   The following table summarizes the impact of immaterial errors on the Company’s consolidated balance sheet as of December 31, 2012.

	As Reported	Immaterial Corrections	As Revised

Assets:
Accounts receivable	$34,248	$(1,826)	$32,422
Inventory	$8,306	$568	$8,874
Total current assets	$58,948	$(1,258)	$57,690
Total assets	$123,385	$(1,258)	$122,127

Liabilities Stockholders' Deficit:
Accumulated deficit	$(253,093)	$(1,258)	$(254,351)
Total stockholders' deficit	$(17,844)	$(1,258)	$(19,102)
Total liabilities and stockholders' deficit	$123,385	$(1,258)	$122,127

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

   The following table summarizes the impact of immaterial corrections on the Company’s consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012 and for each of the quarters of 2012.

As Reported	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012

Revenue:
Products	$31,510	$28,599	$32,140	$28,980	$121,229
Total revenue	41,107	38,559	42,391	37,912	159,969
Cost of revenue:					—
Products	11,067	15,901	11,070	10,483	48,521
Total cost of revenue	16,238	20,879	16,188	14,928	68,233
Gross profit	24,869	17,680	26,203	22,984	91,736
Loss from operations	(7,207)	(17,805)	(156)	(5,547)	(30,715)
Loss before provision (benefit) for income taxes	(14,425)	(18,143)	(234)	(4,755)	(37,557)
Net loss	$(14,785)	$(18,031)	$(290)	$(4,664)	$(37,770)
Net loss per share - basic and diluted	$(2.35)	$(2.85)	$(0.03)	$(0.32)	$(4.04)
Total comprehensive income (loss)	$(14,834)	$(18,214)	$(482)	$(4,457)	$(37,987)

Immaterial Corrections	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012
Revenue:
Products	$978	$(1,645)	$1,697	$(920)	$110
Total revenue	978	(1,645)	1,697	(920)	110
Cost of revenue:
Products	(344)	637	(584)	333	42
Total cost of revenue	(344)	637	(584)	333	42
Gross profit	634	(1,008)	1,113	(587)	152
Loss from operations	634	(1,008)	1,113	(587)	152
Loss before provision (benefit) for income taxes	634	(1,008)	1,113	(587)	152
Net loss	$634	$(1,008)	$1,113	$(587)	$152
Net loss per share - basic and diluted	$0.10	$(0.16)	$0.11	$(0.04)	$0.02
Total comprehensive income (loss)	$634	$(1,008)	$1,113	$(587)	$152

As Revised	Q1 2012	Q2 2012	Q3 2012	Q4 2012	YTD 2012
Revenue:
Products	$32,488	$26,954	$33,837	$28,060	$121,339
Total revenue	42,085	36,914	44,088	36,992	160,079
Cost of revenue:
Products	11,411	15,264	11,654	10,150	48,479
Total cost of revenue	16,582	20,242	16,772	14,595	68,191
Gross profit	25,503	16,672	27,316	22,397	91,888
Loss from operations	(6,573)	(18,813)	957	(6,134)	(30,563)
Loss before provision (benefit) for income taxes	(13,791)	(19,151)	879	(5,342)	(37,405)
Net loss	$(14,151)	$(19,039)	$823	$(5,251)	$(37,618)
Net loss per share - basic and diluted	$(2.25)	$(3.00)	$0.08	$(0.36)	$(4.03)
Total comprehensive income (loss)	$(14,200)	$(19,222)	$631	$(5,044)	$(37,835)

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4 – Summary of Significant Accounting Policies

   There have been no significant changes in the Company’s accounting policies for the three and nine months ended September 30, 2013 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2012.

Risks and Uncertainties

   The Company has experienced significant losses in the past and has not sustained quarter over quarter profits. The Company is also highly leveraged, with $12.5 million in current bank indebtedness and $73.1 million in long-term debt, net of discount as of September 30, 2013. During 2012, the Company and certain of its subsidiaries entered into and subsequently amended the Third Amended and Restated Credit Agreement, dated as of March 22, 2012, (the “Term Loan Agreement”) with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”), which among other things, reduced the stated interest rate to 10% from 15%, revised the financial covenants and provided for additional borrowings.

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

   These actions were determined to be a troubled debt restructuring and were taken to improve the Company’s liquidity, leverage and future operating cash flow. The Company also took certain restructuring actions during the year ended December 31, 2012 and the nine months ended September 30, 2013 (see Note 8 for further discussion) in order to improve its future operating performance.

   As discussed further in Notes 6 and 7, the Company is required to meet certain financial covenants under the Term Loan Agreement and Revolving Credit Agreement dated March 5, 2008 (“Revolving Credit Agreement”) between the Company and Wells Fargo Foothill Canada ULC (the “Revolving Credit Lender”), including minimum EBITDA (defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP). Under the Term Loan Agreement, the Company must maintain a minimum EBITDA of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014; $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period ending on December 31thereafter. Under the Revolving Credit Agreement, the Company must maintain a minimum EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2014 and for each twelve month period ending on the last date of each quarter thereafter. In the event that the Company is unable to achieve the aforementioned EBTDA levels, the covenants may not be met and the Company would be required to reclassify its long-term debt under the Term Loan Agreement to current liabilities on its consolidated balance sheet.

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

   The consolidated financial statements included in this Form 10-Q include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes in the estimates used in the preparation of the consolidated financial statements, and actual results could differ from the estimates and assumptions. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, emerging markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, bank indebtedness, accounts payable, and accrued liabilities approximate fair value because of their generally short maturities. For cash equivalents, the estimated fair values are based on market prices. The fair value of the Revolving Credit Agreement approximates the carrying amount since interest is based on market based variable rates. The fair value of the Company’s long-term debt is estimated by discounting the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

September 30, 2013	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$594	$—	$594	$—

December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$1,985	$—	$1,985	$—

The Company measured its warrants at fair value on a recurring basis and has determined that these financial liabilities should be classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of September 30, 2013 and December 31, 2012 using the Black-Scholes method of valuation using the following assumptions.

	September 30,	December 31,
	2013	2012
Expected Term	3.5 years	4.25 years
Volatility	89%	90%
Dividend Yield	—%	—%
Risk-Free Interest Rate	1.39%	0.72%

Concentrations and Credit Risk

   As of September 30, 2013 and December 31, 2012, accounts receivable aggregating approximately $21.0 million and $16.8 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.13% of consolidated revenue.

   No customers accounted for over 10% of the Company’s revenue for the three and nine months ended September 30, 2013 and 2012, respectively. No customer accounted for more than 10% of accounts receivable as of September 30, 2013 and December 31, 2012.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 5 – Select Balance Sheet Information

Inventory

   Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components; work in process and finished products. The following table sets forth the components of inventory as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Raw materials and components	$2,707	$3,580
Work in process	517	1,031
Finished products	3,172	4,263
Total inventory	$6,396	$8,874

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives. The following table sets forth the components of property and equipment, net as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Computer equipment and software	$40,583	$40,025
Furniture and fixtures	3,359	3,355
Machinery and equipment	13,208	13,077
Leasehold improvements	4,655	4,278
	61,805	60,735
Less: accumulated depreciation	(57,218)	(54,757)
Total property and equipment, net	$4,587	$5,978

    Depreciation expense was $0.8 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively and $2.5 million for the nine months ended September 30, 2013 and 2012.

Goodwill and Intangible Assets

   As of September 30, 2013 and December 31, 2012, goodwill was $31.2 million. Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company is required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year.

   As of June 30, 2013, the Company performed an interim impairment test based on triggering events resulting from the significant decrease in the price of its common stock and delisting from the NASDAQ Stock Market during the three months ended June 30, 2013. Based on the results of the interim impairment test, the estimated fair value of the reporting unit exceeded its carrying value by approximately 10% and therefore no impairment was required as of June 30, 2013. During the three months ended September 30, 2013, there were no new triggering events other than those that existed as of June 30, 2013. The Company will assess the estimated fair value of the reporting unit during the fourth quarter as part of its annual test for impairment of goodwill and indefinite-lived intangible assets.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

   The following sets forth a summary of intangible assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(49,058)	6,891
Customer relationships	38,312	(34,612)	3,700
Software licenses	3,489	(3,489)	—
Patents	1,317	(1,252)	65
	$109,067	$(88,411)	$20,656

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(45,792)	10,157
Customer relationships	38,312	(33,525)	4,787
Software licenses	3,489	(3,486)	3
Patents	1,317	(1,175)	142
	$109,067	$(83,978)	$25,089

   Amortization expense was $1.5 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively and $4.4 million and $6.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Accrued Liabilities

   The following table summarizes the Company’s accrued liabilities as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012

Accrued compensation and benefits	$5,507	$7,744
Accrued restructuring expenses	251	3,773
Accrued royalty expenses	1,283	1,280
Accrued commissions	611	1,585
Accrued professional fees	2,008	2,147
Deferred rent	25	271
Other accrued expenses	3,667	4,470
Total accrued liabilities	$13,352	$21,270

   On July 8, 2013, the Company’s subsidiary Dialogic (US) Inc. entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Intel Americas, Inc. (“Intel”) , whereby it agreed to pay $1.0 million, in equal installments over a ten month period, commencing within three working days of the executed agreement, in order to settle the dispute described in the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2013 and its other filings with the SEC. As a result, the Company recorded a benefit of $1.8 million during the three months ended September 30, 2013 related to the Settlement Agreement.

    In addition, on July 8, 2013, Dialogic (US) Inc. and Intel entered into a Second Amendment to Sublease Agreement, dated September 19, 2006, with respect to the property located in Parsippany, New Jersey whereby the Company agreed to pay base rent, utilities and taxes of approximately $0.2 million per month, beginning from July 1, 2013 through December 31, 2015 (the end of the lease term). As a result, the Company reversed its deferred rent accrual in the amount of $0.7 million during the three months ended September 30, 2013.

   In the event Dialogic (US) Inc. does not pay rent pursuant to this sublease at any time, it has 60 days to leave the space, with no future liabilities or penalties. As a result, the Company reversed its restructuring accrual in the amount of $2.3 million during the three months ended September 30, 2013. In the event Dialogic (US) Inc. stops payment and does not vacate the space within 60 days, Dialogic (US) Inc. will have to pay the balance of the remaining rent owed under the sublease, plus a penalty of $1.4 million.

Note 6 – Bank Indebtedness

   The Company has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. As of September 30, 2013, the borrowing base under the Revolving Credit Agreement amounted to $13.7 million, the Company borrowed $12.5 million, and the unused line of credit totaled $12.5 million, of which $1.2 million was available for additional borrowings. As of December 31, 2012, the borrowing base under the Revolving Credit Agreement amounted to $18.1 million, the Company had borrowed $11.7 million, and the unused line of credit totaled $13.3 million, of which $6.4 million was available for additional borrowings.

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

For the three months ended September 30, 2013 and 2012, the Company recorded interest expense related to the Revolving Credit Agreement in the amount of $0.1 million. The average interest rate for the three months ended September 30, 2013 and 2012 was 4.75%. For the nine months ended September 30, 2013 and 2012, the Company recorded interest expense related to the Revolving Credit Agreement in the amount of $0.4 million and $0.5 million, respectively.  The average interest rates for the nine months ended September 30, 2013 and 2012 were 4.75% and 5.05%, respectively.

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

Note 7 – Debt and Related Party Transactions

Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 55% of the Company’s outstanding common stock as of September 30, 2013. One Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors.

In connection with entering into the Term Loan Agreement during 2012, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share.  The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the accompanying unaudited condensed consolidated balance sheets. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). The fair value of the warrants was $0.6 million and $2.0 million as of September 30, 2013 and December 31, 2012, respectively. The Company recorded a gain of $0.1 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively, and a gain of $1.4 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively, to reflect the change in fair value, which is recorded as a component of other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

On February 7, 2013, the Company and certain of its subsidiaries entered into a Third Amendment to the Term Loan Agreement. Pursuant to the Third Amendment, the Term Lenders agreed to provide for additional borrowing of $4.0 million under the Term Loan Agreement. In consideration of this additional borrowing, the Company issued an amount of common stock to the Term Lenders equal to the market value of 10.0% of the outstanding shares of the common stock of the Company based on the closing price of the Company’s common stock immediately prior to such issuance pursuant to a Subscription Agreement, further described elsewhere in this Form 10-Q. Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

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

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%. In 2012 and thereafter, if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and PIK. However, for interest incurred during the three and nine months ended September 30, 2013, the Company was permitted, based on an agreement with the Term Lender, to pay the cash interest due as PIK.

Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

For the three months ended September 30, 2013 and 2012, the Company recorded interest expense of $2.4 million and $1.5 million, respectively, related to the Term Loan Agreement of which $2.4 million and $1.4 million, respectively, related to accrued PIK interest and amortization charges for deferred debt issuance costs and accretion of debt discount, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded interest expense of $6.8 million and $7.5 million, respectively, related to the Term Loan Agreement of which $6.8 million and $3.5 million, respectively, related to accrued PIK interest and amortization charges for deferred debt issuance costs and accretion of debt discount.

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

Financial Covenants. The Term Loans subject the Company to a Minimum EBITDA, defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. The Company must maintain a Minimum EBITDA of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014; $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period thereafter. Financial covenants pertaining to Minimum Interest Coverage Ratio, Maximum Consolidated Total Leverage Ratio and Minimum Liquidity have been removed from the Term Loan Agreement, effective with the Third Amendment.

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

The following table summarizes debt with related parties as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Term loan, principal	$78,536	$68,665
Debt discount	(5,462)	(2,129)
Total long-term	$73,074	$66,536

Note 8 – Restructuring Charges

The Company has implemented various initiatives to reduce its overall cost structure, including exiting certain facilities and transitioning work to other locations. Costs incurred in connection with these actions include employee separation costs, including severance, benefits and outplacement, and lease termination, cease use and other related facility exit costs

In December 2012, the Company committed to and approved a restructuring plan for a workforce reduction of approximately 95 full-time employees. On January 9, 2013, the Company executed upon the restructuring plan and notified the affected employees. The termination benefits are comprised of severance and related ongoing employee benefits. The Company had undertaken such workforce reduction in order to reduce operating costs and focus its resources on a restructured business model. During the three and nine months ended September 30, 2013, cash payments amount to $0.1 million and $2.6 million, respectively, for these termination benefits. For the three and nine months ended September 30, 2013, the Company recorded a charge in the amount of $0.02 million and $0.1 million, respectively, for termination benefits. As of September 30, 2013 and December 31, 2012, zero and $2.5 million, respectively, remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

For the three and nine months ended September 30, 2012, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.2 million and $3.6 million. Such charges were recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

   In an effort to reduce overall operating expenses, the Company decided it was beneficial to close or consolidate office space at certain locations. In addition, the Company amended its sublease for office space and settled unpaid rent during the third quarter 2013. For the three and nine months ended September 30, 2013, the Company recorded a benefit in the amount of $2.3 million related to the reversal of its restructuring accrual for the Parsippany, New Jersey location based on the new sublease which allows for the Company to exit the space within 60 days, with no future liability or penalty, based on new sublease terms. In addition during the nine months

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

ended September 30, 2013, the Company recorded a net charge in the amount of $0.3 million for adjustments to its facility related restructuring accruals for Eatontown, New Jersey and Renningen, Germany, which was partially offset by idle space in Milpitas, California, and Needham, Massachusetts. Such credits and charges, net are recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

   For the three and nine months ended September 30, 2012, the Company incurred expense of $0.3 million and $1.2 million, respectively, in lease and facility exit costs related to the Company’s research and development facilities in Getzville, New York and Renningen, Germany. Such charges are recorded as a component of restructuring charges in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2013, $0.3 million of lease and facility exit costs were reflected as a component of accrued liabilities and $0.5 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2012, $1.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $1.9 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table sets forth restructuring activity for the three and nine month periods ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively:

	Accrual for Employee Termination/ Severance and Related Costs	Accrual for Facilities Costs	Total

Balance, December 31, 2012	$2,487	$3,131	$5,618
Charges to operations, net	(43)	255	212
Payments made during the period	(1,746)	(126)	(1,872)
Balance, March 31, 2013	$698	$3,260	$3,958
Charges to operations, net	103	11	114
Payments made during the period	(684)	(70)	(754)
Balance, June 30, 2013	$117	$3,201	$3,318
Charges to operations, net	23	—	23
Reversal of restructuring accrual related to lease amendment	—	(2,346)	(2,346)
Payments made during the period	(140)	(84)	(224)
Balance, September 30, 2013	$—	$771	$771

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

Note 9 – Stock-Based Compensation

   The following table summarizes stock-based compensation expense by category for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Cost of revenue	$20	$86	133	$244
Research and development	25	146	121	506
Sales and marketing	61	175	335	551
General and administrative	362	238	1,177	595
Total stock-based compensation expense	$468	$645	$1,766	$1,896

Stock Options

  The following table sets forth the summary of stock options for the nine months ended September 30, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)

Balance, December 31, 2012	831,663	$14.70	7.57
Granted	2,000	$1.00
Exercised	—
Cancelled and forfeited	(212,327)	$13.08
Balance, September 30, 2013	621,336	$15.20	6.67

Vested and expected to vest at September 30, 2013	606,297	$15.45	6.62
Exercisable at September 30, 2013	362,689	$21.73	5.33

   As of September 30, 2013 and December 31, 2012, the weighted-average grant date fair value for stock options outstanding was $10.24 and $10.40, respectively. For the three months ended September 30, 2013 and 2012, stock-based compensation expense related to stock options was $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2013 and 2012, stock-based compensation related to stock options was $0.6 million and $0.8 million, respectively. The total intrinsic value of options exercised was zero during the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, $1.2 million of total unrecognized compensation expense related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.4 years.

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

   The following weighted average assumptions were used to value options granted during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	—%	0.95%	1.18%	0.87%
Expected volitility	—%	89%	91%	89%
Expected life (in years)	—	6.0	6.0	6.0
Dividend yield	—	—	—	—

Restricted Stock Awards

   The following table summarizes restricted stock outstanding as of September 30, 2013:

	Number of RSUs	Weighted Average Contractual Life (in years)	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	237,612	0.97	8.03
Granted	1,032,096		1.95
Vested	(311,991)		5.72
Forfeited or expired	(85,481)		3.73
Balance, September 30, 2013	872,236	0.99	2.10

 For the three months ended September 30, 2013 and 2012, stock-based compensation expense related to RSUs was $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2013 and 2012, stock-based compensation related to RSUs was $1.2 million and $1.0 million, respectively. During the three and nine months ended September 30, 2013, the aggregate intrinsic value of vested RSUs was  $0.2 million and $0.3 million. As of September 30, 2013,  $1.5 million of total unrecognized compensation expense related to non-vested RSUs granted to employees and directors is expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan

The Company has in effect the 2006 Employee Stock Purchase Plan as amended (“2006 ESPP”) under which subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. For the three months ended September 30, 2013 and 2012, the total share-based compensation expense related to such purchases amounted to zero and $0.02 million, respectively. For the nine months ended September 30, 2013 and 2012, the total share-based compensation expense related to such purchases amounted to zero and $0.03 million, respectively.

As of September 30, 2013,  52,734 shares have been issued under the 2006 ESPP and 317,478 shares remained available for issuance under the 2006 ESPP.

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

   Basic and diluted net loss per share was calculated as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss (income)	$(851)	$823	$(16,898)	$(32,367)

Denominator:
Basic and diluted weighted-average shares:
Weighted average shares used in computing
basic and diluted net (loss) income per share	16,046	10,229	15,227	7,634
Net (loss) income per share - basic and diluted	$(0.05)	$0.08	$(1.11)	$(4.24)

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

Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. For the three months ended September 30, 2013 and 2012, royalty expenses relating to OCS grants included in cost of product revenues were $0.2 million and $0.4 million, respectively. For the nine months ended September 30, 2013 and 2012, royalty expenses relating to OCS grants were $0.6 million and $0.7 million, respectively. As of September 30, 2013 and December 31, 2012, the royalty payable amounted to $1.0 million. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.8 million and $16.9 million as of September 30, 2013 and December 31, 2012, respectively.

Guarantees

   From time to time, customers require the Company to issue bank guarantees for stated monetary amounts that expire upon achievement of certain agreed objectives, typically customer acceptance of the product, completion of installation and commissioning services, or expiration of the term of the product warranty or maintenance period. Restricted cash represents the collateral securing these guarantee arrangements with banks. As of September 30, 2013 and December 31, 2012, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.2 million and $0.9 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

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

   The following tables set forth revenue and long-lived assets, net by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,

Revenue:	2013	2012	2013	2012
Americas	$13,454	$19,271	$44,877	$55,573
Europe, Middle East and Africa	11,354	13,528	32,929	38,880
Asia Pacific	5,399	11,289	17,271	28,634
Total revenue	$30,207	$44,088	$95,077	$123,087

	September 30,	December 31,
Long-lived assets, net	2013	2012
Americas:
United States	$30,783	$32,594
Canada	24,342	28,063
Other foreign countries	1,341	1,633
Total long-lived assets, net	$56,466	$62,290

Note 13 – Income Taxes

   The Company recorded an income tax provision of $0.3 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, the Company’s effective tax rate was approximately (47.5)% and 6.4%,  respectively. The Company recorded an income tax provision of $0.6 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the Company’s effective tax rate was approximately (3.5)% and (0.9)%, respectively.

   The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the U.S. and foreign jurisdictions. The tax expense for the three and nine months ended September 30, 2013 and 2012 was primarily due to the current tax expense in the Company’s profitable foreign entities with no corresponding tax attributes.

     As of September 30, 2013 and December 31, 2012, the Company’s net deferred tax assets were $0.9 million and $1.0 million, respectively. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit or (expense).

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

   The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.      Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of September 30, 2013 and December 31, 2012, the total liability for unrecognized tax benefits was $2.4 million and $2.6 million, respectively, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the three and nine months ended September 30, 2013, there was a net decrease of less than $0.1 million and $0.2 million, respectively, due to the settlement of previously recorded unrecognized tax benefits, partially offset by interest expense.

   Utilization of the Company’s net operating loss carry forwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and other similar foreign provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. As a change in ownership has occurred the Company has not yet determined the full extent of such limitations. The Company expects to determine the amount of net operating loss limitation concurrent with the annual reconciliation of the deferred taxes.

Note 14 – Subsequent Events

   In October 2013, the Company made the determination to discontinue a technology-optimization project. As a result, the Company will incur a charge of approximately $0.4 million primarily related to severance during the fourth quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012, in our Annual Report on Form 10-K, filed with the SEC on March 22, 2013 (as amended by Amendment No.1 thereto filed with the SEC on July 31, 2013). The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, statements of our future financial operating results, future expectations concerning cash and cash equivalents available to us, our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II of this Form 10-Q and the Risk Factors section of our other Form 10-Ks, Form 10-Qs and other filings with the SEC for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

   Dialogic Inc., the Network Fuel® company, inspires the world’s leading service providers and application developers to elevate the performance of media-rich communications across the most advanced networks. We boost the reliability of any-to-any network connections, enhance the impact of applications and amplify the capacity of congested networks. Forty-eight of the world’s top 50 mobile operators and nearly 3,000 application developers rely on Dialogic to redefine the possible and exceed user expectations.

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

   We sell our products to both service provider and enterprise customers and sell directly and indirectly through distribution partners such as Technology Equipment Manufacturers, Value Added Resellers and other channel partners. Our customers have the potential to enhance their networks, enterprise communications solutions, or their value-added services with our products.

   We were incorporated in Delaware on October 18, 2001 as Softswitch Enterprises, Inc., and subsequently changed our name to NexVerse Networks, Inc. in 2001, Veraz Networks, Inc. in 2002 and Dialogic Inc. in 2010. We and businesses that we have acquired have been providing products and services for nearly 25 years.

Industry Background

   The telecommunications industry has traditionally been highly regulated. In recent years, however, certain regulatory barriers to competitive entry have been removed and service providers with telephone, cable, and wireless networks have expanded their offerings to video, voice, and data services over a single broadband platform, increasing competition in the industry.

   This increase in competition has also led to steep price reductions, which have in turn caused the revenues of incumbent telecom operators to decline. At the same time, the demand for IP-based technologies has increased due to the need to keep pace with subscriber demand, yet reduce operating costs and diversify revenue streams. In developed countries, services are increasingly bundled; for example, Internet access is often bundled with voice telephony and television channels. Service providers and enterprises may either maintain their legacy networks or steadily plan on migrating telecom systems from PSTN to a single IP network to deliver video calls, text messaging, and location-based services and other high-demand services.

   Our products allow service providers to deploy services efficiently and with scale across disparate networks. We offer a softswitch that allows new services to be implemented flexibly and securely throughout the entire network along with routing, billing, and number portability for operational savings. Our software-based media servers offer state of the art media-rich mixing to enable the creation of innovative value-added communications services with seamless transition to virtualization and cloud. Our network congestion solutions seek to amplify capacity gains across all wireless architectures and across broadband VOIP networks at a fraction of the cost of building new capacity. We also offer a family of session border controllers with superior media signaling and handling performance, secure any to any network and service connectivity and a feature-rich web-based dashboard and management. Our media gateways interconnect complex video, voice and data protocols and include both bandwidth and codec optimization.

Our products are designed to meet specific customer requirements and industry standards, and are subject to various laws, restrictions and regulations, including, but not limited to, environmental protection, import-export controls, and political and economic considerations, which are more fully discussed in “Item 1A. Risk Factors.”

Our Products

Our products include both Next-Generation products that serve advanced mobile and IP networks and are designed to seamlessly connect these disparate networks, as well as Legacy products that serve the predominant installed base of TDM networks.

Our Next-Generation products and solutions are offered in five main solution areas:

1)

Any to Any Networking — We manufacture products designed to seamlessly and efficiently connect disparate networks and/or value-added services platforms based on a complex array of network protocols such as TDM, IP, SIP and IMS. Our technologies seek to enable media-rich communications, including video, voice and data, to flow uninterrupted between service providers and application developers and their end-users while ensuring the lowest operating costs and most optimal customer experience. Products that excel in Any to Any Networking include the ControlSwitch™ System IP Softswitch, BorderNet™ Sessions Border Controllers, IMG Media Gateways, Signaling solutions and PowerMedia™ XMS and HMP media servers.

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

4)

Unified Communications for Service Providers — Through partnerships with market leaders in Unified Communications, we are enabling Service Providers to better leverage their investments in network switching infrastructure and offer a broader array of value-added services including hosted IP-PBX via PC and mobile, video calling and more sophisticated Class 5 services over a more secure and cost-optimized network. This collaboration enables Service Providers to more effectively compete with traditional Enterprise telephony vendors. Products that are designed for Unified Communications for Service Providers include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, and PowerMedia XMS and HMP media servers.

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

   Our Legacy products and solutions serve the TDM-only markets. While all networks are moving to IP or mobile-based networks, TDM networks still exist and we anticipate that they will continue to exist for many years. As such, there will continue to be demand, albeit decreasing, for the TDM products to connect these existing networks. Our Legacy products are offered via an array of traditional network and/or media processing boards that range from two-port analog interface boards to octal span T1/E1 media and network interface boards. These products connect to and interact with an enterprise or service provider based circuit switched network, and support a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem and speech integration. The boards are grouped into four media board families, i.e., Dialogic ® Media and Network Interface boards with various architectures, Diva ® Media Boards, Dialogic ® CG Series Media Boards and Brooktrout ® Fax Boards.

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

Critical Accounting Policies and Estimates

   Management’s discussion and analysis of our financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. Certain reclassifications have been made to prior periods to conform to the current presentation.

   There have been no significant changes in our accounting policies for the three and nine months ended September 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012, except as noted below with respect to goodwill.

Goodwill

   As of September 30, 2013 and December 31, 2012, goodwill was $31.2 million. Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. We are required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year.

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

   We used a weighted approach of 80% discounted cash flows and 20% market approach. The valuation methodology and weightings used in the interim impairment test are consistent with those used in the prior year. The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value. This method involves the present value of a series of estimated future benefits at the valuation date by the application of a discount rate, one which a prudent investor would require before making an equity investment. We consider this method to be most reflective of a market participant’s view of fair value given the current market conditions, as it is based on our forecasted results.

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

   The market approach is a general way of determining a value indication of a business by using one or more methods that compare the subject to similar businesses that have been sold. The market approach is a valuation technique in which the fair value is estimated based on market prices realized in actual arm’s length transactions. The technique consists of undertaking a detailed market analysis of publicly traded companies that provides a reasonable basis for comparison to our relative investment characteristics of us. The most critical assumption underlying the market approach utilized by us is the comparable companies utilized. As such, a change to the comparable companies could have an impact on the fair value determination.

   In deriving its fair value estimates, we have utilized certain key assumptions. These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

   We have estimated a revenue growth estimate of 5% annually over the next four years, based on our assessment of market demand for our existing and future products. We have utilized gross margin estimates of approximately 64 – 65% that are materially consistent with historical gross margins achieved. Estimates of operating expenses and depreciation and amortization expense utilized are consistent with actual historical amounts. Working capital requirements used in the interim impairment test reflect current financial trends.

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

   During the three months ended September 30, 2013, there were no new triggering events other than those that existed as of June 30, 2013. We will re-assess the estimated fair value of the reporting unit during the fourth quarter as part of our annual test for impairment of goodwill and indefinite-lived intangible assets.

Results of Operations (amounts in 000’s other than percentages)

Comparison of Three Months Ended September 30, 2013 and 2012

Revenue

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$20,841	69%	$33,837	77%	$(12,996)	(38%)
Services	9,366	31%	10,251	23%	(885)	(9%)
Total revenue	$30,207	100%	$44,088	100%	$(13,881)	(31%)

Legacy vs. NextGen:
Legacy	$8,625	29%	$14,975	34%	$(6,350)	(42%)
NextGen	21,582	71%	29,113	66%	(7,531)	(26%)
Total revenue	$30,207	100%	$44,088	100%	$(13,881)	(31%)

Revenue by geography:
Americas	$13,454	45%	$19,271	44%	$(5,817)	(30%)
Europe, Middle East and Africa	11,354	38%	13,528	31%	(2,174)	(16%)
Asia Pacific	5,399	18%	11,289	26%	(5,890)	(52%)
Total revenue	$30,207	100%	$44,088	100%	$(13,881)	(31%)

   Revenue

   Total revenue of $30.2 million for the three months ended September 30, 2013 decreased by $13.9 million, or 31%, from $44.1 million for the three months ended September 30, 2012.

   Our product revenue was 69% of total revenue at $20.8 million for the three months ended September 30, 2013, compared to 77% of total revenue, or $33.8 million for the three months ended September 30, 2012, a representing decrease of $13.0 million, or 38%. The decrease in product revenue is primarily attributable to a decline in demand for our Legacy products, as well as project timing and associated revenue recognition of NextGen products.

   Our services revenue was 31% of total revenue at $9.4 million for the three months ended September 30, 2013, compared to 23% of total revenue, or $10.3 million for the three months ended September 30, 2012, representing a decrease of $0.9 million, or 9%. The decrease in services revenue was the result of decommissioning of our Legacy products in certain customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Cost of Revenue:
Products	$6,944	33%	$11,654	34%	$(4,710)	(40%)
Services	3,986	43%	5,118	50%	(1,132)	(22%)
Total cost of revenue	$10,930	36%	$16,772	38%	$(5,842)	(35%)

Gross Profit:
Products	$13,897	67%	$22,183	66%	$(8,286)	(37%)
Services	5,380	57%	5,133	50%	247	5%
Total gross profit	$19,277	64%	$27,316	62%	$(8,039)	(29%)

   Cost of Revenue

   Total cost of revenue of $10.9 million for the three months ended September 30, 2013 decreased by 35%, or $5.8 million, from $16.8 million for the three months ended September 30, 2012.

Cost of product revenue of $6.9 million for the three months ended September 30, 2013 decreased by 40%, or $4.7 million, from $11.6 million for the three months ended September 30, 2012. The change is primarily attributable to lower product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount.

Cost of services revenue of $4.0 million for the three months ended September 30, 2013 decreased by 22%, or $1.1 million, from $5.1 million for the three months ended September 30, 2012. The change is primarily attributable to the decrease in headcount compared to the corresponding prior year period. In addition, the allocation of occupancy costs for the three months ended September 30, 2013 was favorable by $0.1 million due primarily to the Settlement Agreement with Intel. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $19.3 million for the three months ended September 30, 2013 decreased by $8.0 million, or 29%, from $27.3 million for the three months ended September 30, 2012. Gross profit margin increased from 62% of total revenue for the three months ended September 30, 2012 to 64% of total revenue for the three months ended September 30, 2013.

For the three months ended September 30, 2013, product gross profit decreased by 37%, or $8.3 million, from $22.2 million for the three months ended September 30, 2012 to $13.9 million for the three months ended September 30, 2013. Gross profit margin increased from 66% of total product revenue for the three months ended September 30, 2012 to 67% of total product revenue for the three months ended September 30, 2013. The increase in gross profit margin is primarily a result of product mix.

For the three months ended September 30, 2013, services gross profit increased by 5%, or $0.2 million, from $5.1 million for the three months ended September 30, 2012 to $5.4 million for the three months ended September 30, 2013. Gross profit margin increased from 50% of total services revenue for the three months ended September 30, 2012 to 57% of total services revenue for the three months ended September 30, 2013, due to revenue recognized on a contract for which there were no associated costs incurred during the period. In the normal course of business, we may experience fluctuations in our gross profit margin as revenue is recognized on significant contracts.

Operating Expenses

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$5,881	19%	$9,266	21%	$(3,385)	(37%)
Sales and marketing	7,615	25%	9,261	21%	(1,646)	(18%)
General and administrative	6,280	21%	7,375	17%	(1,095)	(15%)
Restructuring charges	(2,323)	(8%)	457	1%	(2,780)	(608%)
Total operating expenses	$17,453	58%	$26,359	60%	$(8,906)	(34%)

   Research and Development Expenses

   Research and development expenses of $5.9 million, or 19% of total revenue, for the three months ended September 30, 2013 decreased by $3.4 million, or 37%, from $9.3 million, or 21% of total revenue for the three months ended September 30, 2012. The decrease was primarily the result of a $2.2 million decrease in salaries and employee benefits and stock-based compensation associated with a decrease in departmental headcount, as a result of our restructuring efforts. In addition, the allocation of occupancy costs for the three months ended September 30, 2013 was favorable by $0.8 million due primarily to the Settlement Agreement with Intel.

   Sales and Marketing

   Sales and marketing expenses of $7.6 million, or 25% of total revenue, for the three months ended September 30, 2013 decreased by $1.6 million, or 18%, from $9.3 million, or 21% of total revenue for the three months ended September 30, 2012. The change in sales and marketing expenses is primarily attributable to decreases in third party sales commissions of $0.5 million, sales commissions of $0.4 million, allocation of occupancy costs of $0.3 million due primarily to the Settlement Agreement with Intel, and salaries and employee benefits and stock-based compensation of $0.2 million.

   General and Administrative

   General and administrative expenses of $6.3 million, or 21% of total revenue, for the three months ended September 30, 2013 decreased by $1.1 million, or 15%, from $7.4 million, or 17% of total revenue for the three months ended September 30, 2012. The change is primarily attributable to decreases in the allocation of occupancy costs of $0.5 million due primarily to the Settlement Agreement with Intel, other third party professional services of $0.4 million, and salaries and employee benefits and stock-based compensation of $0.1 million.

   Restructuring Charges

For the three months ended September 30, 2013 and 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.02 million and $0.2 million, respectively.

   For the three months ended September 30, 2013, the Company recorded a benefit in the amount of $2.3 million related to the reversal of its restructuring accrual for the Parsippany, New Jersey location due to the fact that we can exit the space within 60 days with no future liability or penalty upon certain conditions, based on new sublease terms. For the three months ended September 30, 2012, we incurred expense of $0.3 million in lease and facility exit costs related to our research and development facilities in Getzville, New York and Renningen, Germany.

Interest Expense

Interest expense increased by $0.8 million or 46%, from $1.8 million for the three months ended September 30, 2012 to $2.6 million for the three months ended September 30, 2013. The change is primarily attributable to PIK interest and the amortization of debt discount on our Term Loan, which increased $0.3 million $0.6 million, respectively, due to a higher Term Loan principal balance.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $0.1 million for the three months ended September 30, 2013 as a result of a decrease in our stock price compared to June 30, 2013. For the three months ended September 30, 2012, the Company recorded a gain of $1.8 million related to the change in fair value of warrants, as a result of a decrease in our stock price compared to June 30, 2012.

Foreign Exchange Loss net

   Foreign exchange loss, net was less than $0.1 million for the three months ended September 30, 2013, compared to a foreign exchange loss, net of $0.3 million for the three months ended September 30, 2012.

Income Tax Provision

For the three months ended September 30, 2013 and 2012, we recorded a provision for income taxes of $0.3 million and $0.1 million, respectively. The tax expense for the three months ended September 30, 2013 and 2012 was primarily due to the current tax expense in our profitable foreign entities with no corresponding tax attributes.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenue

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$68,325	72%	$93,279	76%	$(24,954)	(27%)
Services	26,752	28%	29,808	24%	(3,056)	(10%)
Total revenue	$95,077	100%	$123,087	100%	$(28,010)	(23%)

Legacy vs. NextGen:
Legacy	$27,598	29%	$43,601	35%	$(16,003)	(37%)
NextGen	67,479	71%	79,486	65%	(12,007)	(15%)
Total revenue	$95,077	100%	$123,087	100%	$(28,010)	(23%)

Revenue by geography:
Americas	$44,877	47%	$55,573	45%	$(10,696)	(19%)
Europe, Middle East and Africa	32,929	35%	38,880	32%	(5,951)	(15%)
Asia Pacific	17,271	18%	28,634	23%	(11,363)	(40%)
Total revenue	$95,077	100%	$123,087	100%	$(28,010)	(23%)

   Revenue

   Total revenue of $95.1 million for the nine months ended September 30, 2013 decreased by $28.0 million, or 23%, from $123.1 million for the nine months ended September 30, 2012.

   Our product revenue was 72% of total revenue at $68.3 million for the nine months ended September 30, 2013, compared to 76% of total revenue, or $93.3 million for the nine months ended September 30, 2012, a decrease of $25.0 million, or 27%. The decrease in product revenue is primarily attributable to a decline in demand for our Legacy products, as well as project timing and associated revenue recognition of NextGen products.

   Our services revenue was 28% of total revenue at $26.8 million for the nine months ended September 30, 2013, compared to 24% of total revenue, or $29.8 million for the nine months ended September 30, 2012, a decrease of $3.1 million, or 10%. The decrease in services revenue was the result of decommissioning of our Legacy products in certain customer networks, partially offset by customer expansions and upgrades of our Next-Gen products.

Cost of Revenue and Gross Profit

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Cost of Revenue:
Products	$25,389	37%	$38,329	41%	$(12,940)	(34%)
Services	12,930	48%	15,267	51%	(2,337)	(15%)
Total cost of revenue	$38,319	40%	$53,596	44%	$(15,277)	(29%)

Gross Profit:
Products	$42,936	63%	$54,950	59%	$(12,014)	(22%)
Services	13,822	52%	14,541	49%	(719)	(5%)
Total gross profit	$56,758	60%	$69,491	56%	$(12,733)	(18%)

   Cost of Revenue

   Total cost of revenue of $38.3 million for the nine months ended September 30, 2013 decreased by 29%, or $15.3 million, from $53.6 million for the nine months ended September 30, 2012.

Cost of product revenue of $25.4 million for the nine months ended September 30, 2013 decreased by 34%, or $12.9 million, from $38.3 million for the nine months ended September 30, 2012. The change is primarily attributable to lower product costs, as a result of the decline in volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount.

Cost of services revenue of $12.9 million for the nine months ended September 30, 2013 decreased by 15%, or $2.3 million, from $15.3 million for the nine months ended September 30, 2012. The change is primarily attributable to the decrease in headcount compared to the corresponding prior year period. In addition, the allocation of occupancy costs for the three months ended September 30, 2013 was favorable by $0.1 million due primarily to the Settlement Agreement with Intel. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $56.8 million for the nine months ended September 30, 2013 decreased by $12.7 million, or 18%, from $69.5 million for the nine months ended September 30, 2012. Gross profit margin increased from 56% of total revenue for the nine months ended September 30, 2012 to 60% of total revenue for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, product gross profit decreased by 22%, or $12.0 million, from $54.9 million for the nine months ended September 30, 2012 to $42.9 million for the nine months ended September 30, 2013. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue. Gross profit margin increased from 59% of total product revenue for the nine months ended September 30, 2012 to 63% of total product revenue for the nine months ended September 30, 2013 due to product mix.

For the nine months ended September 30, 2013, services gross profit decreased by 5%, or $0.7 million from $14.5 million for the nine months ended September 30, 2012 to $13.8 million for the nine months ended September 30, 2013. Gross profit margin increased from 49% of total services revenue for the nine months ended September 30, 2012 to 52% of total services revenue for the nine months ended September 30, 2013.

Operating Expenses

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$20,997	22%	$33,459	27%	$(12,462)	(37%)
Sales and marketing	25,219	27%	31,935	26%	(6,716)	(21%)
General and administrative	21,869	23%	23,766	19%	(1,897)	(8%)
Restructuring charges	(1,997)	(2%)	4,760	4%	(6,757)	(142%)
Total operating expenses	$66,088	70%	$93,920	76%	$(27,832)	(30%)

   Research and Development Expenses

   Research and development expenses of $21.0 million, or 22% of total revenue, for the nine months ended September 30, 2013 decreased by $12.5 million, or 37%, from $33.5 million, or 27% of total revenue for the nine months ended September 30, 2012. The decrease was primarily the result of a $9.3 million decrease in salaries and employee benefits and stock-based compensation associated with a decrease in departmental headcount, as a result of our restructuring efforts. In addition, the allocation of occupancy costs for the nine months ended September 30, 2013 was favorable by $1.1 million due primarily to the Settlement Agreement with Intel.

   Sales and Marketing

   Sales and marketing expenses of $25.2 million, or 27% of total revenue, for the nine months ended September 30, 2013 decreased by $6.7 million, or 21%, from $31.9 million, or 26% of total revenue for the nine months ended September 30, 2012. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits and stock-based compensation of $2.3 million, third party commissions of $0.9 million, sales commissions of $0.8 million, marketing related costs of $0.6 million, allocation of occupancy costs of $0.5 million primarily related to Settlement Agreement with Intel, and travel and expenses of $0.3 million.

   General and Administrative

   General and administrative expenses of $21.9 million, or 23% of total revenue, for the nine months ended September 30, 2013 decreased by $1.9 million, or 8%, from $23.8 million, or 19% of total revenue for the nine months ended September 30, 2012. The change is primarily attributable to decreased expenses related to the allocation of occupancy costs of $1.5 million primarily related to the Settlement Agreement with Intel, legal fees of $1.0 million, other third party professional services of $0.6 million, partially offset by bad debt expense of $1.2 million.

   Restructuring Charges

For the nine months ended September 30, 2013 and 2012, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.1 million and $3.6 million, respectively.

   For the nine months ended September 30, 2013, we recorded a benefit in the amount of $2.3 million related to the reversal of our restructuring accrual for the Parsippany, New Jersey location based on the new sublease which allows for us to exit the space within 60 days, with no future liability or penalty, based on new sublease terms. In addition, during the nine months ended September 30, 2013, we recorded a net charge in the amount of $0.3 million for adjustments to our facility related restructuring accruals for Eatontown, New Jersey and Renningen, Germany, which was partially offset by idle space in Milpitas, California, and Needham, Massachusetts. For the nine months ended September 30, 2012, we incurred expense of $1.2 million in lease and facility exit costs related to our research and development facilities in Getzville, New York and Renningen, Germany.

Interest Expense

Interest expense decreased by $1.3 million or 15%, from $8.8 million for the nine months ended September 30, 2012 to $7.5 million for the nine months ended September 30, 2013. The decrease is primarily attributable to lower interest rates for the nine months ended September 30, 2013 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10% during the second quarter of 2012. In addition, the average interest rate on the Revolving Credit Agreement decreased from 5.05% for the nine months ended September 30, 2012 to 4.75% for the nine months ended September 30, 2013.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $1.4 million for the nine months ended September 30, 2013, as a result of a decrease in our stock price for the period. For the nine months ended September 30, 2012, the Company recorded a gain of $2.2 million related to the change in fair value of warrants, which were granted on March 22, 2012, as a result of a decrease in our stock price.

Foreign Exchange Loss net

   Foreign exchange loss, net was $0.9 million for the nine months ended September 30, 2013, compared to a foreign exchange loss, net of $1.0 million for the nine months ended September 30, 2012.

Income Tax Provision

For the nine months ended September 30, 2013 and 2012, we recorded a provision for income taxes of $0.6 million and $0.3 million, respectively. The tax expense for the nine months ended September 30, 2013 and 2012 was primarily due to the current tax expense in our profitable foreign entities with no corresponding tax attributes.

Financial Position

Liquidity and Capital Resources

Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. We monitor and manage liquidity by preparing and updating annual budgets, as well as monitor compliance with terms of our financing agreements.

We have experienced significant losses in the past and have not sustained quarter over quarter profits. As of September 30, 2013, we had cash and cash equivalents of $4.5 million, compared to $6.5 million of cash and cash equivalents as of December 31, 2012. During the nine months ended September 30, 2013, we used net cash in operating activities of $4.2 million. As of September 30, 2013, we had borrowed $12.5 million under our Revolving Credit Agreement and the unused line of credit totaled $12.5 million, of which $1.2 million was available to us. As of September 30, 2013, our long-term debt with related parties was $73.1 million, net of discount, and during the nine months ended September 30, 2013, we borrowed $4.0 million under the Term Loan Agreement. During the nine months ended September 30, 2013, we paid $0.3 million to service the interest payments on the Revolving Credit Agreement. No cash interest was paid during the nine months ended September 30, 2013 related to the Term Loan Agreement as all interest incurred during the nine months ended September 30, 2013 was paid in kind, as permitted by the Term Loan Agreement.

During 2012, we entered into and subsequently amended the Term Loan Agreement to, among other things, reduce the stated interest rate to 10% from 15%, revise the financial covenants and provide for additional borrowings.

On February 7, 2013, we entered into a Third Amendment to the Term Loan Agreement, in which the Term Lenders provided additional borrowings of $4.0 million, in exchange for 1,442,172 shares of common stock issued pursuant to the Subscription Agreement. Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

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

These actions were determined to be a troubled debt restructuring and were taken to improve our liquidity, leverage and future operating cash flow. We also took certain restructuring actions during the year ended December 31, 2012 and the nine months ended September 30, 2013 in order to improve our future operating performance.

   We are required to meet certain financial covenants under the Term Loan Agreement and Revolving Credit Agreement, including minimum EBITDA (defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP). Our minimum EBITDA financial covenants under the Term

Loan Agreement have been postponed and will commence in the quarter ending March 31, 2014. Specifically, the Term Loan financial covenant requires EBITDA of at least $1.0 million for the three month period ending on March 31, 2014; $2.0 million for the six month period ending on June 30, 2014; $3.0 million for the nine month period ending on September 30, 2014; and $4.0 million for the twelve month period ending on December 31, 2014 and the last date of each twelve month period thereafter. Under the Revolving Credit Agreement, we must maintain a minimum EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2014 and for each twelve month period ending on the last date of each quarter thereafter. In the event we are unable to achieve the aforementioned EBITDA levels, the covenants may not be met and we would be required to reclassify our long-term debt under the Term Loan Agreement to current liabilities on the consolidated balance sheet.

   If future covenant or other defaults occur under the Term Loan Agreement or under the Revolving Credit Agreement, or the Revolving Credit Agreement with Wells Fargo Foothill Canada ULC, or the Revolving Credit Lender, we do not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of our obligations under the Revolving Credit Agreement or Term Loan Agreement and our failure to pay the amounts that would then become due, the Revolving Credit Lender and Term Lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code or other applicable bankruptcy codes. In that event, we could seek to reorganize our business or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

Operating Activities

Net cash used in operating activities of $4.2 million for the nine months ended September 30, 2013 was primarily attributable to our net loss of $16.9 million, partially offset by adjustments for non-cash items aggregating to $11.9 million. Operating assets decreased by $13.0 million and operating liabilities decreased by $12.2 million. The decrease in operating assets relates to accounts receivable of $8.5 million, inventory of $2.4 million, and other current assets of $2.1 million. The decrease in operating liabilities is primarily attributable to decreases of $11.3 million in accounts payable and accrued liabilities and $1.7 million in other long-term liabilities, partially offset by an increase in deferred revenue of $1.2 million.

   Net cash used in operating activities of $7.9 million for the nine months ended September 30, 2012 was primarily attributable to our net loss of $32.4 million, partially offset by adjustments for non-cash items aggregating to $16.1 million. Operating assets decreased by $17.7 million and operating liabilities decreased by $9.3 million. The decrease in operating assets relates to inventory of $10.0 million, accounts receivable of $6.0 million and other current assets of $1.7 million. The decrease in operating liabilities is primarily attributable to decreases of $8.4 million in accounts payable and accrued liabilities, deferred revenue of $1.6 million, income taxes payable of $0.7 million, partially offset by an increase in other long-term liabilities of $1.4 million.

Investing Activities

Net cash used in investing activities of $1.1 million for the nine months ended September 30, 2013 consisted primarily of a decrease of $0.3 million related to restricted cash and $0.8 million related to the purchase of property and equipment.

   Net cash used in investing activities of $0.5 million for the nine months ended September 30, 2012 consisted primarily of an increase of $0.5 million related to restricted cash, offset by $1.0 million related to the purchase of property and equipment and $0.1 million of intangible asset purchases.

Financing Activities

Net cash provided by financing activities of $3.4 million for the nine months ended September 30, 2013 included $3.2 million in net borrowings under the Term Loan Agreement and $0.2 million in net borrowings under the Revolving Credit Agreement.

   Net cash provided by financing activities of $0.7 million for the nine months ended September 30, 2012 included $4.0 million in proceeds from our long-term debt, partially offset by net payments to our Revolving Credit Agreement of $1.8 million and debt issuance costs of $1.5 million.

Off-Balance Sheet Arrangements

   As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

   We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

    Our management evaluated (under the supervision and with the participation of our principal executive officer and principal financial officer) our disclosure controls and procedures, and concluded that, because we have identified material weaknesses with respect to our internal controls over financial reporting as of December 31, 2012, our disclosure controls and procedures were not effective as of September 30, 2013, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

   During our most recent fiscal quarter, we made the following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Conducted corporate policy and procedures training for all employees; and
•	Hired new Chief Financial Officer.

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

   Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   As described elsewhere in this Quarterly Report on Form 10-Q, on July 8, 2013, Dialogic (US) Inc. entered into the Settlement Agreement with Intel, whereby it agreed to pay $1.0 million, in equal installments over a ten month period, commencing within three working days of the executed agreement, in order to settle the dispute described in our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2013 and our other filings with the SEC.

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

   We have not sustained quarter over quarter profits and our losses could continue. Without sufficient additional capital to apply to repay our indebtedness, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects. Our current capital raising efforts may not be successful in raising additional capital on favorable terms, or at all.

   We have experienced significant losses in the past and never sustained quarter over quarter profits. For the nine months ended September 30, 2013 and 2012, we recorded net losses of $16.9 million and $32.4 million, respectively. As of September 30, 2013, we had $12.5 million in current bank indebtedness and $73.1 million in long-term debt, net of discount. If we fail to comply with the covenants under the Third Amended and Restated Credit Agreement as amended (the “Term Loan Agreement”) with Obsidian, LLC, as agent and collateral agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP as lenders (collectively, the “Term Lenders”) and the Waiver and Twentieth Amendment (the “Twentieth Amendment”) to the Credit Agreement dated as of March 5, 2008, as amended (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC, as administrative agent, and certain lenders (the “Revolving Credit Lenders”), the maturity date of our outstanding indebtedness may be accelerated.

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

   Our level of indebtedness could have significant consequences to us and our investors, such as:

•requiring substantial amounts of cash to be used for debt service, rather than other purposes, including operations;

•limiting our ability to plan for, or react to, changes in our business and industry;

•limiting our ability to obtain additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements;

•increasing the risk of our failing to satisfy our obligations with respect to our debt instruments and/or to comply with the financial and operating covenants;

•influencing investor, vendor, and customer perceptions about our financial stability and limiting our ability to obtain financing, obtain optimal payment terms and discounts with vendors or maintain and acquire customers;

•limiting our ability to meet payment obligations as set out in our agreements; and

•increasing our vulnerability to adverse economic conditions in our industry or the economy in general.

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

   As a result of our common stock being delisted from the NASDAQ, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our common stock;

•a reduced amount of news and analyst coverage for us;

•a decreased ability to issue additional securities or obtain additional financing in the future;

•reduced liquidity for our stockholders;

•potential loss of confidence by partners and employees; and

"	loss of institutional investor interest and fewer business development opportunities.

   In addition, the stock market and the over-the-counter market in particular, have experienced significant price and volume fluctuations that have affected the market prices of companies in recent years. These fluctuations may continue to occur and disproportionately impact the price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. While we are not aware of any such litigation filed or pending against us, this type of litigation could result in substantial costs and a diversion of management's attention and resources, which could materially affect our business, financial condition, cash flows, or results of operations.

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

   Our common stock traded as high as $2.46 and as low as $0.71 per share during the nine months ended September 30, 2013. Some of the factors leading to this volatility include:

•fluctuations in our quarterly revenue and operating results;

•announcements of product releases by us or our competitors;

•announcements of acquisitions and/or partnerships by us or our competitors;

•increases in outstanding shares of our common stock upon exercise or conversion of securities such as stock options and restricted stock units and the subsequent sale of such stock relating to the payment of taxes;

•delays in producing finished goods inventory for shipment;

•market conditions in the telecommunications industry;

•issuance of new or changed securities analysts’ reports or recommendations;

•deviations in our operating results from the estimates of analysts;

•additions or departures of key personnel;

•the small public float of our outstanding common stock in the marketplace; and

•concerns about our degree of leverage, our liquidity and our ability to comply with the covenants under our Term Loan Agreement and Revolving Credit Agreement and to pay debt service when due.

   The price of our common stock may continue to be volatile in the future.

   Rules applicable to trading of our common stock reduce the level of trading in the secondary market for our stock and as a result, investors may find it difficult to sell their shares.

   Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by this rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in that security is provided by the exchange). The Penny Stock Rule requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

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

   In addition to the potential decline in capital spending resulting from the volatility markets, capital spending in the telecommunications equipment industry has in the past, and may in the future, fluctuate significantly based on numerous factors, including:

•capital spending levels of service providers;

•competition among service providers;

•pricing pressures in the telecommunications equipment market;

•end user demand for new services;

•service providers’ emphasis on generating revenues from traditional infrastructure instead of migrating to emerging networks and technologies;

•lack of or evolving industry standards;

•consolidation in the telecommunications industry; and

•changes in the regulation of telecommunications services.

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

   Although we have undertaken a concerted effort to reduce costs, including restructuring efforts, to streamline our operations and to reduce our overall cash burn rate, we have not had sustained quarter over quarter profits and our losses could continue.

   For the nine months ended September 30, 2013 and 2012, we used cash of $4.2 million and $7.9 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2013. We successfully reduced quarterly operating costs from $38.6 million to $19.8 million (excluding restructuring charges) per quarter between the first quarter of 2011 and the third quarter of 2013. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following any restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

   Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or Internal Controls will prevent all error and all fraud. A control system, even when well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot make assurances that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

   To compete effectively, we must deliver innovative products that:

•offer edge-based connection and security infrastructure products for IP networks;

•enable fixed and mobile value-added services, including video-based services;

•provide extremely high reliability, compression rates, and voice quality;

•scale and deploy easily and efficiently;

•interoperate with existing network designs and other vendors’ equipment;

•support existing and emerging industry, national, and international standards;

•provide effective network management;

•are accompanied by comprehensive customer support and professional services; and

•provide a cost-effective and space efficient solution for service providers.

   Some of our competitors and potential competitors may have a number of significant advantages over us, including:

•a longer operating history;

•greater name recognition and marketing power;

•preferred vendor status with our existing and potential customers;

•significantly greater financial, technical, marketing and other resources, which allow them to respond more quickly to new or changing opportunities, technologies and customer requirements;

•lower cost structures; and

•offer a seamless transition to virtualization and cloud deployments.

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

   Our quarterly revenues and operating results have fluctuated significantly in the past and they may continue to fluctuate in the future due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. From our experience, customer purchases of telecommunications equipment have been unpredictable and these purchases are made as customers build out their networks, rather than regular, recurring purchases. The primary factors that may affect our quarterly revenues and results include the following:

•fluctuation in demand for our products and the timing and size of customer orders;

•the length and variability of the sales cycle for our products;

•new product introductions and enhancements by our competitors and us;

•our ability to develop, introduce, and ship new products and product enhancements that meet customer requirements in a timely manner;

•the mix of products sold such as between NGN sales and sales of bandwidth optimization products or between service provider and enterprise markets;

•our ability to obtain sufficient supplies of sole or limited source components;

•our ability to attain and maintain production volumes and quality levels for our products;

•costs related to acquisitions of complementary products, technologies, or businesses;

•changes in our pricing policies, the pricing policies of our competitors, and the prices of the components of our products;

•the timing of revenue recognition, amount of deferred revenues, and receivables collections;

•difficulties or delays in deployment of customer IP networks that would delay anticipated customer purchases of additional products and services;

•general economic conditions, as well as those specific to the telecommunications, networking, and related industries;

•consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy.

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

   Our executive officers, directors, and certain of our affiliates beneficially owned or controlled approximately 65% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of September 30, 2013.

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

   Because of the nature of some of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers have only recently begun to commercially deploy our products or deploy our products in larger configurations and they may discover errors or defects in the software or hardware, the products may not operate as expected, or our products may not be able to function in the larger configurations required by certain customers. If we are unable to correct errors or other performance problems that may be identified after full deployment of our products, we could experience:

•cancellation of orders or other losses of or delays in revenues;

•loss of customers and market share;

•harm to our reputation;

•a failure to attract new customers or achieve market acceptance for our products;

•increased services, support, and warranty costs and a diversion of development resources;

•increased insurance costs and losses to our business and service provider customers; and

•costly and time-consuming legal actions by our customers.

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

   In addition, because our products are deployed in large and complex networks around the world, our customers expect us to establish a support infrastructure and maintain demanding support standards to ensure that their networks maintain high levels of availability and performance. To support the continued growth of our business, our support organization will need to provide service and support at a high level throughout the world. This will include hiring and training customer support engineers both at our primary corporate locations as well as our smaller offices in new geographies, such as Central and South America and Russia. If we are unable to provide the expected level of support and services to our customers, we could experience:

•loss of customers and market share;

•a failure to attract new customers in new geographies;

•increased services, support, and warranty costs and a diversion of development resources; and

•network performance penalties.

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

   As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting will be required to be periodically assessed and reported on by management and may be subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2012, we have identified material weaknesses in our Internal Controls. These material weaknesses have not been cured as of September 30, 2013. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

   We are a multinational company based in the United States with branch offices and representative offices located in many countries around the world. Our logistics group is located in Israel, the United States and Ireland and we utilize various subcontractors in the United States and Israel. We have development locations in Canada, the United States, India, the United Kingdom and Israel and we have sales offices in many other countries, including China, India, Brazil, Russia, Singapore, Malaysia, Australia, Hong Kong, Japan, France, the Netherlands and Slovenia. Approximately half of our sales are generated in markets outside of the Americas and we see our largest market growth occurring in foreign countries such as India, Brazil, Russia and China. As a result of all these international activities we are subject to worldwide economic and market condition risks generally associated with global trade, such as fluctuating exchange rates, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic conditions. In addition our insurance on receivables applies to a lesser base of accounts due to the difficulties in obtaining coverage for accounts in some of these regions.

   We may face risks associated with our international sales that could impair our ability to grow our revenues.

   For the nine months ended September 30, 2013 and 2012, revenue from outside of the Americas was $50.2 million and $67.5 million, respectively, or 53% and 55% of our total revenue, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

•difficulty enforcing contracts and collecting accounts receivable in foreign jurisdictions, leading to longer collection periods;

•certification and qualification requirements relating to our products, including, by way of example, export licenses that must be obtained from the U.S. Department of Commerce;

•the impact of recessions in economies outside the United States;

•unexpected changes in foreign regulatory requirements, including import and export regulations, and currency exchange rates;

•certification and qualification requirements for doing business in foreign jurisdictions including both specific requirements imposed by the foreign jurisdictions and protectionist trade legislation in either the United States or other countries, such as a change in the current tariff structures, export compliance laws, trade restrictions resulting from war or terrorism, or other trade policies could adversely affect our ability to sell or to manufacture in international markets as well as U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act that may apply to our products manufactured outside the United States;

•inadequate protection for intellectual property rights in certain countries;

•less stringent adherence to ethical and legal standards by prospective customers in certain foreign countries, including compliance with the Foreign Corrupt Practices Act of 1977, as amended;

•potentially adverse tax or duty consequences;

•unfavorable foreign exchange movements, particularly the continued devaluation of the U.S. dollar, which could result in decreased revenues; and

•political and economic instability.

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

   Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services. We expect to further integrate our IP Products with such partner products and services in the future. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected, if we do not effectively integrate and support products supplied by these strategic partners, or if these strategic partners fail to be able to support products, we may have difficulty with the deployment of our solutions, which may result in:

•a loss of or delay in recognizing revenues;

•increased services, support, and warranty costs and a diversion of development resources; and

•network performance penalties.

   In addition to cooperating with our strategic partners on specific customer projects, we also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience:

•a loss of customers and market share; and

•a failure to attract new customers or achieve market acceptance for our products.

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

   The telecommunications industry generally and the market for IP telephony products in particular are characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. We have received in the past, and may receive in the future, inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. We cannot assure you that we do not or might not infringe third party patents. Any parties claiming that our products infringe upon their proprietary rights, regardless of the merits of the claims and/or the underlying rights, could cause us to take action that results in expenditures of time and money to defend or settle the claims on our behalf and/or that of our customers or contract manufacturers. We may also be required to indemnify our customers and contract manufacturers for damages they suffer as a result of such infringement claims, if proven or settled. These claims, and any resulting settlement, licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•stop selling, importing, incorporating, or using our products that use the challenged intellectual property in some or all regions where we would otherwise sell, import, incorporate or use such products;

•obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, in certain territories, or at all; or

•redesign those products that use any allegedly infringing technology.

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

   New regulations related to "conflict minerals" may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

   The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in fiscal 2014. There could be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational or consumer sales challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

   Our industry is characterized by rapidly changing technology, frequent product introductions and ongoing demands for greater speed and functionality. Therefore, we must continually design, develop and introduce new products with improved features to be competitive. To introduce these products on a timely basis we must:

•design innovative and performance-improving features that differentiate our products from those of our competitors;

•identify emerging technological trends in our target markets, including new standards for our products;

•accurately define and design new products to meet market needs;

•anticipate changes in end-user preferences with respect to our customers’ products;

•rapidly develop and produce these products at competitive prices;

•respond effectively to technological changes or product announcements by others; and

•provide effective technical and post-sales support for these new products as they are deployed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012
3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010
3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007
4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012
4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012
4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012
4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012
4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012
4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013
10.1	Offer Letter by and between Dialogic Inc. and Robert M. Dennerlein executed by Dialogic Inc. on September 17, 2013.	8-K	0001-33391	10.1	9/23/2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X
101.INS†	XBRL Instance Document					X
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X
10 1.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X
10 1.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X
10 1.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X
10 1.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

#The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: November 14, 2013	By:	/s/ Robert Dennerlein
	Name:	Robert Dennerlein
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012
3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010
3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007
4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012
4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012
4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012
4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012
4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012
4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013
10.1	Offer Letter by and between Dialogic Inc. and Robert M. Dennerlein executed by Dialogic Inc. on September 17, 2013.	8-K	0001-33391	10.1	9/23/2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X
101.INS†	XBRL Instance Document					X
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X
10 1.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X
10 1.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X
10 1.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X
10 1.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

#The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.