Form 10-K
period 2013-12-31
Dialogic Inc.
filed 2014-03-31
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No   x

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2013, based on the closing price of such stock on such date as reported by OTC Markets Group, Inc. (OTCQB), was approximately $2.8 million.  The calculation of the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date.  The determination of affiliate status is not a conclusive determination for other purposes.

As of March 14, 2014, 16,241,340 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

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

•our ability to raise additional funding when needed;

•future expectations concerning cash and cash equivalents available to us;

•our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance;

•continued compliance with government regulations;

•legislation or regulatory environments, requirements or changes adversely affecting the business in which we are engaged;

•our ability to obtain and maintain intellectual property protection for our products;

•the timing of initiation, progress or cancellation of significant contracts or arrangements;

•the mix and timing of products and services sold in a particular period;

•the impact of revenue recognition policies on the timing of both revenues and the related expenses;

•our inability to maintain relationships with indirect channel partners;

•the reluctance of customers to migrate to an IP network architecture;

•fluctuations in customer demand; and

•general economic conditions.

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

2G	Second Generation
3G	Third Generation
4G	Fourth Generation
API	Application Programming Interfaces
Codec	Coder-Decoder
DTMF	Dual Tone Multi Frequency
HMP	Host Media Processing
IMS	IP Multimedia Subsystems
IP	Internet Protocol
ISV	Independent Software Vendor
IVR	Interactive Voice Response
IVVR	Interactive Voice and Video Response
LTE	Long Term Evolution
NGN	Next Generation Network
NMS	Natural MicroSystems
OCS	Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor
PBX	Private Branch Exchange
PSTN	Public Switched Telephone Network
SIP	Session Initiation Protocol
SIs	Systems Integrators
SMS	Short Message Service
TDM	Time Division Multiplexing
TEM	Technology Equipment Manufacturer
VAR	Value Added Reseller
VoIP/ VOIP	Voice over Internet Protocol
XMS	Extended Media Server

iii

PART I

Item 1. Business

Our Company

   Dialogic, the Network Fuel® company, helps the world’s leading service providers and application developers to improve the performance of media-rich communications across the most advanced networks. We boost the reliability of any-to-any network connections, enhance the impact of applications and amplify the capacity of congested networks, supported by a world class global services team.

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

   Our products include both Next Generation products that serve advanced mobile and IP networks and also seamlessly connect these disparate networks, as well as Legacy products that serve the predominant installed base of TDM networks.

   Our Next Generation products and solutions are offered in five main solution areas:

1.Any to Any Networking — We manufacture products designed to seamlessly and efficiently connect disparate networks and/or value-added services platforms based on a complex array of network protocols such as TDM, IP, SIP and IMS. Our technologies enable media-rich communications, including video, voice and data, to flow uninterrupted between service providers and application developers and their end-users while ensuring the lowest operating costs and most optimal customer experience. Products that excel in Any to Any Networking include ControlSwitch System IP Softswitch, BorderNet Sessions Border Controllers, IMG Media Gateways, Signaling solutions and PowerMedia XMS and HMP media servers.

2.Network Congestion — The explosion in video, voice and data communications has challenged network operators to balance the challenges of network expansion with business profitability. Our solutions re-energize congested networks by optimizing network traffic and amplifying capacity gains of up to 500% at a fraction of the cost of new network capacity. Our key technologies are network agnostic, successfully driving capacity gains over TDM, VOIP, 2G, 3G, 4G, LTE, satellite, microwave, copper and fiber transport. Products that relieve in Network Congestion include Session Bandwidth Optimization solutions for Mobile Backhaul, Core Networks and VOIP.

3.Contact Center Transformation — As contact centers transition from TDM to IP, from premise-based to cloud/hosted or from fragmented to centralized to decentralized, our technologies enable contact center operators to maximize their investment by integrating multi-modal media-rich communications in a secure and optimized fashion. Contact centers empowered by our technologies perform better and run more cost effectively. Products that are designed for Contact Transformation include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, PowerMedia XMS and HMP media servers and Network Congestion solutions.

4.Unified Communications for Service Providers — Through partnerships with market leaders in unified communications, we are enabling service providers to better leverage their investments in network switching infrastructure and offer a broader array of value-added services including hosted IP-PBX via PC and mobile, video calling and more sophisticated Class 5 services over a more secure and cost-optimized network. This collaboration enables Service Providers to more effectively compete with traditional Enterprise telephony vendors while expanding customer share of wallet. Products that are designed for Unified Communications for Service Providers include ControlSwitch System IP Softswitch, BorderNet Session Border Controllers, IMG Media Gateways, and PowerMedia XMS and HMP media servers.

5.Application Enablement — We are a recognized leader in software-based solutions that enable application developers to rapidly develop and monetize a wide array of value-added services such as messaging, SMS, video calling, ringtones, lawful intercept and location-based services. Our customers benefit from extensive capabilities in mixing media-rich communications, transitioning to virtualized or cloud-based architectures and deploying highly available and scalable platforms or services. Products that are designed for Application Enablement include PowerMedia XMS and HMP media servers, BorderNet Sessions Border Controllers, IMG Media Gateways, Signaling solutions and Brooktrout Fax over IP software, as well as our Legacy portfolio.

   Our Legacy products and solutions serve the TDM-only markets. While all networks are moving to IP or mobile-based networks, TDM networks still exist and will continue to exist for many years. As such, there will continue to be demand, albeit decreasing, for the TDM products to connect these existing networks. Our Legacy products are offered via an array of traditional network and/or media processing boards that range from two-port analog interface boards to octal span T1/E1 media and network interface boards. These products connect to and interact with an enterprise or service provider based circuit switched network, and support a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem and speech integration. The boards are grouped into four media board families, i.e., Dialogic® Media and Network Interface boards with various architectures, Diva® Media Boards, Dialogic® CG Series Media Boards and Brooktrout®Fax Boards.

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

   As of December 31, 2013, our sales and marketing organization consisted of 133 employees located in the United States and in more than 20 other countries around the world. Sales and marketing expenses totaled $33.4 million for 2013 and $41.5 million for 2012.

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

   As of December 31, 2013, we had 148 employees primarily devoted to research and development activities. Research and development expenses totaled $27.3 million for 2013 and $42.8 million for 2012.

Customers

   Our target customers include service providers as well as enterprise customers and indirect channel partners such as TEMs, ISVs, VARs, and SIs engaged in the sale of communications technology equipment to service provider and enterprise end customers. Our global presence allows us to distribute our products and support our customers worldwide. In 2013, our products were sold to over 540 customers in over 120 countries.

   Revenue from customers located outside of the United States represented 54% and 55% of our total revenue for the years ended December 31, 2013 and 2012, respectively. No customer accounted for over 10% of our revenue during the years ended December 31, 2013 and 2012, respectively. No customer accounted for over 10% of our accounts receivable as of December 31, 2013 and 2012, respectively.

Competition

   The market for communication solutions and communications-enabling technology solutions is highly competitive and characterized by continuous technological change. We believe that the principal competitive factors in our industry include product features, price, customer service (including technical support and product warranty), and product availability. We believe that we compete favorably within each of these categories. We compete with a number of vendors across our various product lines including Alcatel-Lucent, Audiocodes Ltd., Cisco Systems, Inc. Genband Inc., Huawei Technologies Co. Ltd., Radisys Corporation, Metaswitch Networks and Sonus Networks, Inc., among others.

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

   We own approximately 114 issued U.S. patents, approximately 51 issued foreign patents within 23 patent families, and have approximately 63 patent applications pending worldwide. Our already issued patents and any patents that may be granted on our currently pending patent applications will expire approximately over the course of the next 20 years. We also have registered trademarks and pending applications to seek trademark registrations in the United States and various foreign countries of perceived interest and/or relevance. Among the registered trademarks are those for brands, such as Dialogic, Brooktrout, I-Gate, and Diva, under which we sell and/or market certain products. We also have registered and seek to register trademarks for terms that are used in connection with our product and/or corporate marketing efforts, including, most recently, having registered the term “Network Fuel”.

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

Manufacturing and Suppliers

   We use a combination of internal and external manufacturing. We use third-party contract manufacturers to produce our electronics, which are then configured and distributed from our internal facilities. We also produce a number of products using a direct fulfillment model, which we are expanding to other products. Our integration and distribution facilities are situated in Parsippany, New Jersey and Hyannis, Massachusetts in the U.S. and internationally in Dublin, Ireland and Petach Tikva, Israel. Our Quality Management System is certified to ISO 9001:2008 and includes both product development facilities and manufacturing facilities. In addition, our Environment Management System is certified to ISO 14001:2004 for our facilities in the United States and Dublin, Ireland. Our primary contract manufacturers are based in Wisconsin and Migdal-Haemek, Israel. Both of these manufacturers are certified to ISO 9001:2008 and the facilities in Wisconsin and Israel, where products are manufactured, are also certified to ISO 14001:2004.

Environmental Compliance

   We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that such expenditures will have a material effect on our capital expenditures or results of operations in the foreseeable future.

Employees

   As of December 31, 2013, we had a total of 539 employees, including 133 in sales and marketing, 148 in research and development, 48 in manufacturing operations, 123 in services and 87 in a general and administrative capacity. We had 286 employees in the United States and Canada and 253 employees in the rest of the world, with the majority of such non-North American employees being located in Europe and Asia. We also employ 22 temporary employees and consultants on a contract basis. None of our employees are represented by a labor union with respect to his or her employment except in locations where all employees are generally part of a collective bargaining agreement, such as in France, Slovenia, Spain and Brazil. As required in certain foreign countries, national collective agreements may apply to certain of our employees. We have not experienced any work stoppages and consider our relations with our employees to be good.

Recent Developments

   On March 26, 2014, Robert Dennerlein was appointed by the board of directors of the Company to serve as Principal Accounting Officer of the Company to replace Michael Schmitt, who shall remain our Director, Financial Reporting.

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

   We have experienced significant losses in the past and never sustained quarter over quarter profits. For the years ended December 31, 2013 and 2012, we recorded net losses of $53.9 million and $37.6 million, respectively. As of December 31, 2013, we had $12.1 million in current bank indebtedness and $75.5 million in long-term debt, net of discount. If we fail to comply with the covenants under the Third Amended and Restated Credit Agreement, as amended (the “Term Loan Agreement”) with Obsidian, LLC, as agent and collateral agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP as lenders (collectively, the “Term Lenders”) and the Waiver and Twentieth Amendment (the “Twentieth Amendment”) to the Credit Agreement dated as of March 5, 2008, as amended (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC, as administrative agent, and certain lenders (the “Revolving Credit Lenders”), the maturity date of our outstanding indebtedness may be accelerated.

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

   On March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry, or the SEC Informal Inquiry, and requesting that we preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed us that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. Our Board of Directors, or the Board, appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP, or Sheppard Mullin, as outside counsel to the committee. The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and we have updated and improved our compliance procedures. In addition, we produced documents to the Department of Justice, or DOJ, relating to the SEC Informal Inquiry. We continue to fully cooperate with the SEC and DOJ in connection with the SEC Informal Inquiry. We have incurred and may continue to incur significant costs related to the SEC Informal Inquiry, which will have a material adverse effect on our financial condition and results of operations. Further, the SEC Informal Inquiry has caused and may continue to cause a diversion of management’s time and attention which could also have a material adverse effect on our financial condition and results of operations.

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

•loss of institutional investor interest and fewer business development opportunities.

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

   Our common stock traded as high as $2.46 and as low as $0.25 per share during the year ended December 31, 2013. Some of the factors leading to this volatility include:

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

   For the years ended December 31, 2013 and 2012, we used cash of $4.5 million and $5.5 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2013. We reduced quarterly operating costs from $38.6 million to $22.0 million (excluding restructuring charges) between the first quarter of 2011 and the fourth quarter of 2013. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following any restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

   Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2013. Based on this evaluation, management concluded the material weaknesses identified after the filing of our Form 10-K with the SEC on March 22, 2013 related to a lack of effective controls over revenue recognition and a lack of effective entity level controls have been remediated.  Management concluded that we did maintain effective internal control over financial reporting as of December 31, 2013 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 Internal Control  — Integrated Framework.

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

   The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our controlling stockholders.

   Our executive officers, directors, and certain of our affiliates beneficially owned or controlled approximately 65% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of December 31, 2013.

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

   As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting are required to be periodically assessed and reported on by management and are subject to annual audits by our independent auditors. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2012, we identified material weaknesses in our Internal Controls, which material weaknesses have been remediated as of December 31, 2013. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

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

   For the years ended December 31, 2013 and 2012, revenue from outside of the Americas was $70.8 million and $87.6 million, respectively, or 54% and 55% of our total revenue, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

   The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to, or delivery of, voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country, including the United States, where we operate. Such regulations could include matters such as VoIP or using IP, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

   The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require year-to-year due diligence efforts, with initial disclosure requirements beginning in 2013. There could be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational or consumer sales challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

   Our revenue growth expectations for our next generation products are highly dependent upon successful ramping of our design wins. In some cases there is little time between when a design win is achieved and when production level shipments begin. With many new design wins, customers may require us to provide enhanced features not on its immediate roadmap. In addition, customers may require significant time to port their own applications to our products. Adding features to our products to meet customer requests as well as porting of customer specific applications can take 6 to 12 months. After that, there is an additional time lag from the start of production ramp to peak revenue. Not all product designs ramp into production and, even if a product ramps into production, the volumes derived from such products and associated projects may be less than we had originally estimated. Customer projects related to design wins are sometimes canceled or delayed, or can perform below original expectations, which can adversely impact anticipated revenues and profitability. In particular, the volumes and time to production ramp associated with new design wins depend on the adoption rate of new technologies in its customers’ end markets, especially in the telecommunications networking sector. Program delays or cancellations could be more frequent during times of meaningful economic downturn.

   Our business depends on conditions in the telecommunications networks and commercial systems markets. Demand in these markets can be cyclical and volatile, and any inability to sell products to these markets or forecast customer demand due to unfavorable or volatile market conditions could have a material adverse effect on our revenues and gross margin.

   We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2013 and 2012, we derived our revenues from both the enterprise and service provider markets, and we believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for their customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

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

   Our Network Congestion solution products are manufactured for us by Flextronics at its manufacturing facility located in Migdal-Haemek, Israel, which is located in northern Israel. While Flextronics has other locations across the world at which our manufacturing requirements may be fulfilled, any disruption to its Israeli manufacturing capabilities in Migdal-Haemek would likely cause a material delay in our manufacturing process. If we are forced or if we decide to switch the manufacture of our products to a different Flextronics facility, the time and expense of such switch along with the increased costs, if any, of operating in another location, would adversely affect our operations. In addition, while we expect that Flextronics will have the capacity to manufacture our products at facilities outside of Israel, there can be no assurance that such capacity will be available when we require it or upon terms favorable or acceptable to us. To the extent terrorism or political, economic or social instability results in a disruption of Flextronics’ manufacturing facilities in Israel or ECI operations in Israel as they relate to our business, then our business, operating results and financial condition could be adversely affected.

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

   We sell multiple product lines that have been in production for several years. In some instances, the production of components that are used in the manufacturing of our products have been terminated or will be terminated. Such termination of production requires that we must either incur the additional costs of purchasing a significant amount of such components prior to their termination or we must invest in significant engineering efforts to redesign the product, either of which would adversely affect our operating results.

   We anticipate that average selling prices for many of our products will decline in the future, which could adversely affect our operating results.

   We expect that the price we can charge our customers for many of our products will decline as new technologies become available, as we transition to software-based IP and as low cost regional providers take measures to achieve or maintain market share. If this occurs, our operating results will be adversely affected.

   To respond to increasing competition and our anticipation that average-selling prices will decrease, we are attempting to reduce manufacturing costs of our new and existing products. If we do not reduce manufacturing costs and average selling prices decrease, our operating results will be adversely affected.

Item 1B. Unresolved Staff Comments

   None.

Item 2. Properties

   As of December 31, 2013, we occupied 357,624 square feet of building space in 28 locations in 19 countries. We lease our facilities under various leases that expire between 2014 and 2022. The leases generally provide for base monthly rents with annual escalation clauses based upon fixed amounts or cost of living increases. For further information concerning lease obligations, see Note 9 to the consolidated financial statements.

   Our U.S. facilities account for 262,824 square feet, the largest of which is 148,322 square feet at our administration, engineering, operations and sales facility located in Parsippany, New Jersey. Our principal executive office in Milpitas, California amounted to 34,481 square feet. Our non-US facilities accounted for 94,800 square feet, the largest of which is 32,464 square feet at our administration, engineering, operations and sales facility located in Tel Aviv, Israel. We do not own any real estate and believe that our current facilities are adequate for our present purposes.

Item 3. Legal Proceedings

   Other than the SEC Informal Inquiry, we are not a party to any material pending legal proceeding. From time to time, we are engaged in various legal proceedings incidental to our normal business activity. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

   Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock

Beginning on April 17, 2013, our common stock was listed and traded on the Over-the-Counter Market or OTCQB under the symbol “DLGC”. Prior to April 17, 2013, our common stock was listed and traded on The NASDAQ Global Market under the symbol “DLGC”. The following table summarizes the high and low sales prices for our common stock as reported by The NASDAQ Global Market for fiscal year 2012 and fiscal year 2013 prior to April 17, 2013 and the high and low bid prices as reported by the OTCQB for fiscal year 2013 on and after April 17, 2013, all of which have been adjusted to reflect the 5-for-1 reverse stock split approved by our stockholders on September 14, 2012 and effected on September 14, 2012.

	High	Low
Fiscal Year 2013
First quarter	$2.46	$1.47
Second quarter	$1.85	$0.71
Third quarter	$1.03	$0.72
Fourth quarter	$0.75	$0.25

Fiscal Year 2012
First quarter	$6.80	$3.60
Second quarter	$6.65	$3.10
Third quarter	$3.80	$2.25
Fourth quarter	$2.52	$1.26

Stockholders

As of March 14, 2014, there were approximately 68 record holders of our common stock,  including the Depository Trust Company, which holds shares on behalf of an indeterminate number of beneficial owners.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of our financial condition and results of our operation should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in “Statement Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” and elsewhere in this report.

Overview

   Dialogic Inc. helps the world’s leading service providers and application developers to improve the performance of media-rich communications across the most advanced networks. We increase the reliability of any-to-any network connections, enhance the impact of applications and amplify the capacity of congested networks, supported by a world class global services team.

   Wireless and wireline service providers use our products to transport, transcode, manage and optimize video, voice and data traffic while enabling Voice over Internet Protocol and other media rich services. These service providers also utilize our technology to energize their revenue-generating value-added services platforms such as messaging, Short Message Service, voice mail and conferencing, all of which are becoming increasingly video-enabled. Enterprises rely on our innovative products to simplify the integration of Internet Protocol and wireless technologies and endpoints into existing communication networks, and to empower applications that serve businesses, including unified communication applications, contact centers and Interactive Voice Response/ Interactive Voice and Video Response.

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

Critical Accounting Policies and Estimates

   Management’s discussion and analysis of our financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, and which required the most subjective judgment by us, are the following:

•Revenue Recognition;

•Accounts Receivable and Allowance for Doubtful Accounts;

•Inventory;

•Impairment of Long-Lived Assets and Goodwill;

•Stock-Based Compensation; and

•Accounting for Income Taxes

   Revenue Recognition

   We derive substantially all of our revenue from the sale of hardware/ software, the licensing of software and the performance of professional services. Our products are sold directly through our own sales force and independently through distribution partners.

   We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and, if applicable, acceptance is received, the fee is fixed or determinable, and collectability is probable. In making these judgments, we evaluate these criteria as follows:

•Persuasive evidence of an arrangement exists. A written contract signed by the customer and us, or a purchase order, and/ or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with us, is deemed to represent persuasive evidence of an agreement.

•Delivery has occurred. We consider delivery of hardware and software products to have occurred at the point of shipment when title and risk of loss is passed to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved or we have completed our contractual requirements. Services revenue is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand customers’ networks, the revenue recognition on these arrangements after the initial arrangement has been accepted typically occurs at the point of shipment, since we have historically experienced successful implementations of these expansions and customer acceptance, although contractually required, does not represent a significant risk.

•The fee is fixed or determinable. We consider the fee to be fixed and determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, revenue is recognized when the refund or adjustment right lapses. If payment terms exceed our normal terms, revenue is recognized upon the receipt of cash.

•Collectability is probable. Each customer is evaluated for creditworthiness through a credit review process at the inception of an arrangement. Collection is deemed probable if, based upon our evaluation; we expect that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not probable, revenue is deferred and recognized upon cash collection.

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

•Revenue Reserves and Adjustments

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

   As of December 31, 2013, we performed our annual impairment test. We performed first step and second step impairment tests on our reporting unit. Based on the results of the annual impairment test, it was determined that the fair value of the reporting unit was less than the carrying value. As a result, we made the determination to write down the value of goodwill and indefinite-lived assets related to the reporting unit. The total amount of the non-cash impairment charge during the year ended December 31, 2013 was $31.8 million, of which $22.9 million related to goodwill and $8.9 million related to indefinite-lived assets.

   During the 2013 annual impairment test, we used a weighted approach of both discounted cash flows and market approach. The discounted cash flow method derives a value by determining the present value of a projected level of income stream, including a terminal value. This method involves the present value of a series of estimated future benefits at the valuation date by the application of a discount rate, one which a prudent investor would require before making an equity investment.

   Key assumptions within our discounted cash flow model include projected financial operating results, a long term growth rate of 3% and discount rate of approximately 17%. As stated above, as the discounted cash flow method derives value from the present value of a projected level of income stream, a modification to our projected operating results including changes to the long term growth rate could impact the fair value. The present value of the cash flows is determined using a discount rate that was based on the capital structure and capital costs of comparable public companies as identified by us. A change to the discount rate could impact the fair value determination.

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

   In deriving our fair value estimates, we have utilized certain key assumptions. These assumptions, specifically those included within the discounted cash flow estimate, are comprised of the revenue growth rate, gross margin, operating expenses, working capital requirements, and depreciation and amortization expense.

   We have estimated a revenue decline of approximately 11.0% for fiscal year 2014 and minimal growth over the following three years, based on our assessment of market demand for our existing and future products. We have utilized gross margin estimates of approximately 64 – 65% that are materially consistent with historical gross margins achieved. Estimates of operating expenses and depreciation and amortization expense utilized are consistent with actual historical amounts and expected cost savings from recent restructuring actions. Working capital requirements used in the impairment test reflect current financial trends.

   The current economic conditions and the continued volatility in the U.S. and in many other countries where we operate could contribute to decreased consumer confidence which may adversely impact our operating performance, including the revenue growth rates utilized in the discounted cash flow model. Reductions in the expected revenue growth rate or gross margins or a reduction in the discount rate used could have a material adverse impact on the underlying estimates used in deriving the fair value or could result in additional triggering events requiring future interim impairment tests. These conditions may result in additional impairment charges in future periods.

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

Results of Operations

   Comparison of Years Ended December 31, 2013 and 2012

   Revenue

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$93,705	71%	$121,339	76%	$(27,634)	(23%)
Services	38,376	29%	38,740	24%	(364)	(1%)
Total revenue	$132,081	100%	$160,079	100%	$(27,998)	(17%)

Legacy vs. Next Generation:
Legacy	$38,392	29%	$55,309	35%	$(16,917)	(31%)
Next Generation	93,689	71%	104,770	65%	(11,081)	(11%)
Total revenue	$132,081	100%	$160,079	100%	$(27,998)	(17%)

Revenue by geography:
Americas	$61,305	46%	$72,432	45%	$(11,127)	(15%)
Europe, Middle East and Africa	45,823	35%	51,842	32%	(6,019)	(12%)
Asia Pacific	24,953	19%	35,805	22%	(10,852)	(30%)
Total revenue	$132,081	100%	$160,079	100%	$(27,998)	(17%)

   Revenue

   Total revenue of $132.1 million for the year ended December 31, 2013, decreased by $28.0 million, or 17%, from $160.1 million for the year ended December 31, 2012.

   Our product revenue was 71% of total revenue at $93.7 million for the year ended December 31, 2013, compared to 76% of total revenue, or $121.3 million for the year ended December 31, 2012, a decrease of $27.6 million, or 23%. The decrease in product revenue is primarily attributable to a decline in demand for our Legacy products, as well as project timing and associated revenue recognition of Next Generation products.

   Our services revenue was 29% of total revenue at $38.4 million for the year ended December 31, 2013, compared to 24% of total revenue, or $38.7 million for the year ended December 31, 2012, a decrease of $0.3 million, or 1%. The decrease in services revenue was the result of decommissioning of our Legacy products in certain customer networks, partially offset by customer expansions and upgrades of our Next Generation products.

Cost of Revenue and Gross Profit

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Cost of Revenue:
Products	$33,433	36%	$48,479	40%	$(15,046)	(31%)
Services	17,402	45%	19,712	51%	(2,310)	(12%)
Total cost of revenue	$50,835	38%	$68,191	43%	$(17,356)	(25%)

Gross Profit:
Products	$60,272	64%	$72,860	60%	$(12,588)	(17%)
Services	20,974	55%	19,028	49%	1,946	10%
Total gross profit	$81,246	62%	$91,888	57%	$(10,642)	(12%)

   Cost of Revenue

   Total cost of revenue of $50.8 million for the year ended December 31, 2013 decreased by 25%, or $17.4 million, from $68.2 million for the year ended December 31, 2012.

Cost of product revenue of $33.4 million for the year ended December 31, 2013 decreased by 31%, or $15.1 million, from $48.5 million for the year ended December 31, 2012. The change is primarily attributable to decline in product volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount.

Cost of services revenue of $17.4 million for the year ended December 31, 2013 decreased by 12%, or $2.3 million, from $19.7 million for the year ended December 31, 2012. The change is primarily attributable to the decrease in headcount compared to the corresponding prior year period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $81.2 million for the year ended December 31, 2013 decreased by $10.6 million, or 12%, from $91.9 million for the year ended December 31, 2012. Gross profit margin increased from 57% of total revenue for the year ended December 31, 2012 to 62% of total revenue for the year ended December 31, 2013.

For the year ended December 31, 2013, product gross profit decreased by 17%, or $12.6 million, from $72.9 million for the year ended December 31, 2012 to $60.3 million for the year ended December 31, 2013. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue. Gross profit margin increased from 60% of total product revenue for the year ended December 31, 2012 to 64% of total product revenue for the year ended December 31, 2013 due to product mix.

For the year ended December 31, 2013, services gross profit increased by 10%, or $2.0 million from $19.0 million for the year ended December 31, 2012 to $21.0 million for the year ended December 31, 2013. Gross profit margin increased from 49% of total services revenue for the year ended December 31, 2012 to 55% of total services revenue for the year ended December 31, 2013 due to a higher level of maintenance renewals.

Operating Expenses

	2013		2012		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$27,279	21%	$42,785	27%	$(15,506)	(36%)
Sales and marketing	33,374	25%	41,456	26%	(8,082)	(19%)
General and administrative	29,388	22%	31,180	19%	(1,792)	(6%)
Restructuring charges, net	2,644	2%	7,030	4%	(4,386)	(62%)
Impairment of goodwill and indefinite-lived assets	31,841	24%	—	0%	31,841	100%
Total operating expenses	$124,526	94%	$122,451	76%	$2,075	2%

   Research and Development Expenses

Research and development expenses of $27.3 million, or 21% of total revenue, for the year ended December 31, 2013 decreased by $15.5 million, or 36%, from $42.8 million, or 27% of total revenue for the year ended December 31, 2012. The decrease was primarily the result of an $11.7 million decrease in salaries and employee benefits and stock-based compensation associated with a decrease in departmental headcount, as a result of our restructuring actions. In addition, the allocation of occupancy costs for the year ended December 31, 2013 was favorable by $1.1 million due primarily to the Settlement Agreement with Intel as described below.

   We expect that research and development expenses on an absolute basis and as a percentage of total revenue will continue to decrease in 2014.

   Sales and Marketing

   Sales and marketing expenses of $33.4 million, or 25% of total revenue, for the year ended December 31, 2013 decreased by $8.1 million, or 19%, from $41.5 million, or 26% of total revenue for the year ended December 31, 2012. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits and stock-based compensation of $2.6 million, third party commissions of $0.9 million, sales commissions of $1.3 million, marketing related costs of $0.6 million, allocation of occupancy costs of $0.5 million primarily related to Settlement Agreement with Intel as described below, and travel and expenses of $0.3 million.

   We expect that sales and marketing expenses, as a percentage of total revenue, to remain consistent in 2014.

   General and Administrative

   General and administrative expenses of $29.4 million, or 22% of total revenue, for the year ended December 31, 2013 decreased by $1.8 million, or 6%, from $31.2 million, or 19% of total revenue for the year ended December 31, 2012. The change is primarily attributable to decreases in legal fees of $1.0 million, other third party professional services of $1.2 million, and salaries and employee benefits of $1.0 million, partially offset by an increase in bad debt expense of $1.8 million.

   We expect that general and administrative expenses, on an absolute dollar basis and as a percentage of total revenue, will decrease in 2014 as we further integrate and enhance our general and administrative operations and gain efficiencies in lower overhead and cost basis.

Restructuring Charges

For the years ended December 31, 2013 and 2012,  we recorded charges in the amount of $4.6 million and $5.8 million for employee separation costs and other costs related to employee termination benefits. As of December 31, 2013 and 2012, $4.2 million and $2.5 million, respectively, remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying consolidated balance sheets.

   In an effort to reduce overall operating expenses, we decided it was beneficial to close or consolidate office space at certain locations. In addition, we amended our sublease for office space and settled unpaid rent during the third quarter 2013 under a Settlement Agreement with Intel. For the year ended December 31, 2013, we recorded a benefit in the amount of $2.3 million related to the reversal of its restructuring accrual for the Parsippany, New Jersey location based on the new sublease which allows for the Company to exit the space within 60 days, with no future liability or penalty, based on new sublease terms. In addition, during the year ended December 31, 2013, we recorded a net charge in the amount of $0.3 million for adjustments to our facility related restructuring accruals for Eatontown, New Jersey and Renningen, Germany, which was partially offset by idle space in Milpitas, California, and Needham, Massachusetts. For the year ended December 31, 2012, the Company incurred expense of $1.2 million in lease and facility exit costs related to the Company’s research and development facilities in Getzville, New York and Renningen, Germany. As of December 31, 2013 and 2012,  $0.2 million and $1.2 million, respectively, of lease and facility exit costs were reflected as a component of accrued liabilities and $0.5 million and $1.9 million, respectively, were reflected as a component of other non-current liabilities in the accompanying consolidated balance sheets.

Impairment of Goodwill and Indefinite-Lived Assets

   We maintain certain indefinite-lived assets, trade names, which are subject to annual impairment tests. We estimated fair value of our indefinite-lived asset using the relief from royalty method. As part of the annual impairment test, it was determined that the fair value of the Dialogic Inc. trade name was $8.9 million less than its carrying value, and as a result, we wrote down our indefinite-lived assets to $1.1 million.

As of December 31, 2013, we performed our annual impairment test for goodwill. We performed step one and step two impairment tests on our reporting unit. Based on the results of the step one impairment test, it was determined that the fair value of the reporting unit was less than the carrying value. As a result, we performed the step two test and wrote down the value of goodwill. The total amount of the non-cash impairment charge for goodwill during the year ended December 31, 2013 was $22.9 million.

Interest Expense

Interest expense decreased by $0.5 million or 5%, from $10.7 million for the year ended December 31, 2012 to $10.2 million for the year ended December 31, 2013. The decrease is primarily attributable to lower interest rates for the year ended December 31, 2013 on our Term Loan Agreement, which decreased from a stated interest rate of 15% to 10% during the second quarter of 2012. In addition, the average interest rate on the Revolving Credit Agreement decreased from 4.97% for the year ended December 31, 2012 to 4.75% for the year ended December 31, 2013.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $1.8 million for the year ended December 31, 2013, as a result of a decline in our stock price for the period. For the year ended December 31, 2012, we recorded a gain of $5.1 million related to the change in fair value of warrants, which were granted on March 22, 2012, as a result of a decrease in our stock price.

Foreign Exchange Loss, net

Foreign exchange loss, net was $0.8 million for the year ended December 31, 2013, compared to a foreign exchange loss, net of $1.4 million for the year ended December 31, 2012.

Income Tax Provision

For the years ended December 31, 2013 and 2012, we recorded a provision for income taxes of $1.8 million and $0.2 million, respectively. The tax expense for the years ended December 31, 2013 and 2012 was primarily due to the current tax expense in our profitable foreign entities and in 2013 an additional valuation allowance against foreign net operating losses.

Financial Position

Liquidity and Capital Resources

Our primary anticipated sources of liquidity are funds generated from operations, and as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. Both debt instruments expire on March 31, 2015. We monitor and manage liquidity by preparing and updating annual budgets, as well as monitor compliance with terms of our financing agreements.

We have experienced significant losses in the past and have not sustained quarter over quarter profits. As of December 31, 2013, we had cash and cash equivalents of $4.5 million, compared to $6.5 million of cash and cash equivalents as of December 31, 2012. During the year ended December 31, 2013, we used net cash in operating activities of $4.5 million. As of December 31, 2013, we had borrowed $12.1 million, based on the prior month’s borrowing base calculation, under our Revolving Credit Agreement and the unused line of credit totaled $12.9 million, of which $3.1 million was available to us in the first week of January 2014. As of December 31, 2013, our long-term debt with related parties was $75.5 million, net of discount, and during the year ended December 31, 2013, we borrowed $4.0 million under the Term Loan Agreement. During the year ended December 31, 2013, we paid $0.5 million to service the interest payments on the Revolving Credit Agreement. No cash interest was paid during the year ended December 31, 2013 related to the Term Loan Agreement as all interest incurred during the year ended December 31, 2013 was paid in kind, as permitted by the Term Loan Agreement. For 2014, the Term Lenders have agreed to allow us to treat all interest as paid in kind.

During 2012, we entered into and subsequently amended the Term Loan Agreement to, among other things, reduce the stated interest rate to 10% from 15%, revise the financial covenants and provide for additional borrowings.

On February 7, 2013, we entered into a Twentieth Amendment to the Revolving Credit Agreement, or Twentieth Amendment, with the Revolving Credit Lender. Pursuant to the Twentieth Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the first quarter ending March 31, 2014. Previously, the minimum Adjusted EBITDA financial covenant would have commenced in the quarter ending June 30, 2013. The “Availability Block” was increased to $0.5 million, increasing by an additional $0.1 million on July 1, 2013 and on the first day of each fiscal quarter thereafter. The Revolving Credit Agreement was also amended to reduce the Borrowing Base by the Availability Block at all times. The 2012 and 2013 Term Loan Agreement amendments were determined to be troubled debt restructurings and were taken to improve our liquidity, leverage and future operating cash flow.

On March 28, 2014, we entered into a Fourth Amendment to the Term Loan Agreement or Fourth Amendment. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

   On March 28, 2014, we entered into a Twenty-Second Amendment to the Revolving Credit Agreement, or Twenty-Second Amendment. Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provides that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remains set at $6.0 million and will be increased by 80% of pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter. We may not be able to maintain as high of a borrowing base under the Revolving Credit Agreement due to the increase in Availability Block. Also, if our revenue continues to decline and the corresponding accounts receivable balance declines, this would also reduce the available borrowing base under the Revolving Credit Agreement.

   As described above, the maturity date for both of our debt agreements is March 31, 2015. On March 31, 2014, we may be required to reclassify our long-term debt under the Term Loan Agreement to current on our consolidated balance sheet if the Term Loan Agreement has not been extended as of that date. We have not yet executed any extensions on either of the debt agreements and do not anticipate having sufficient cash and cash equivalents to repay the debt at the maturity of these agreements on March 31, 2015, or if the maturity dates were accelerated.

   We would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of our obligations under the Revolving Credit Agreement or Term Loan Agreement prior to their maturity or if the agreements are not extended or otherwise restructured as of March 31, 2015 and we fail to pay the amounts that would then become due, the Revolving Credit Lender and Term Lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code or other applicable bankruptcy codes. In that event, we could seek to reorganize our business or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

Based on our current plans and business conditions, including the restructuring actions that were taken at the end of 2013 which will result in a workforce reduction of approximately 90 full-time employees and expected cost savings in 2014, as well as additional cost-cutting measures that we expect to employ during 2014, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements through the end of 2014. Accordingly, our consolidated financial statements have been prepared on a going concern basis.

Operating Activities

Net cash used in operating activities of $4.5 million for the year ended December 31, 2013 was primarily attributable to our net loss of $53.9 million, partially offset by adjustments for non-cash items aggregating to $50.3 million. Operating assets decreased by $9.9 million and operating liabilities decreased by $10.8 million. The decrease in operating assets relates to accounts receivable of

$5.2 million, inventory of $3.0 million, and other current assets of $1.7 million. The decrease in operating liabilities is primarily attributable to decreases of $10.0 million in accounts payable and accrued liabilities, $1.0 million in other long-term liabilities and $0.1 million of income taxes payable, partially offset by an increase in deferred revenue of $0.4 million.

   Net cash used in operating activities of $5.5 million for the year ended December 31, 2012 was primarily attributable to our net loss of $37.6 million, partially offset by adjustments for non-cash items aggregating to $18.3 million. Operating assets decreased by $22.9 million and operating liabilities decreased by $9.2 million. The decrease in operating assets relates to accounts receivable of $11.4 million, inventory of $11.1 million, and other current assets of $0.5 million. The decrease in operating liabilities is primarily attributable to decreases of $7.9 million in accounts payable and accrued liabilities, deferred revenue of $2.4 million, income taxes payable of $0.6 million, partially offset by an increase in other long-term liabilities of $1.7 million.

Investing Activities

Net cash used in investing activities of $1.1 million for the year ended December 31, 2013 consisted primarily of a decrease of $1.0 million related to the purchase of property and equipment and $0.3 million related to restricted cash, partially offset by the sale of intangible assets of $0.2 million.

   Net cash used in investing activities of $0.6 million for the year ended December 31, 2012 consisted primarily of a decrease of $1.1 million related to the purchase of property and equipment and $0.1 million of intangible asset purchases, partially offset by an increase of $0.6 million related to restricted cash.

Financing Activities

Net cash provided by financing activities of $3.6 million for the year ended December 31, 2013 included $3.2 million in net borrowings under the Term Loan Agreement and $0.4 million of net borrowings under the Revolving Credit Agreement.

   Net cash provided by financing activities of $2.2 million for the year ended December 31, 2012 included $4.5 million in proceeds from our long-term debt and $0.1 million from the sale of ESPP shares, partially offset by net payments to our Revolving Credit Agreement of $0.8 million and debt issuance costs of $1.5 million.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dialogic Inc.:

We have audited the accompanying consolidated balance sheets of Dialogic Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialogic Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey

March 31, 2014

Dialogic Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$4,508	$6,501
Restricted cash	1,180	900
Accounts receivable, net of allowance of $3,019 and $1,217, respectively	24,472	32,422
Inventory	5,799	8,874
Other current assets	7,240	8,993
Total current assets	43,199	57,690
Property and equipment, net	3,775	5,978
Intangible assets, net	10,287	25,089
Goodwill	8,282	31,223
Other assets	1,181	2,147
Total assets	$66,724	$122,127

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,781	$16,994
Accrued liabilities	17,808	21,270
Deferred revenue, current portion	13,094	12,742
Bank indebtedness	12,080	11,717
Income taxes payable	863	1,007
Total current liabilities	51,626	63,730
Long-term debt, related parties, net of discount	75,513	66,536
Warrants	163	1,985
Other long-term liabilities	6,419	8,978
Total liabilities	133,721	141,229
Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized - 200,000,000 shares; Issued and outstanding
16,239,315 shares and 14,415,652 shares, respectively	16	14
Additional paid-in capital	263,354	257,658
Accumulated other comprehensive loss	(22,081)	(22,423)
Accumulated deficit	(308,286)	(254,351)
Total stockholders' deficit	(66,997)	(19,102)
Total liabilities and stockholders' deficit	$66,724	$122,127

The accompanying notes are an integral part of these consolidated financial statements.

Dialogic Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012
Revenue:
Products	$93,705	$121,339
Services	38,376	38,740
Total revenue	132,081	160,079

Cost of revenue:
Products	33,433	48,479
Services	17,402	19,712
Total cost of revenue	50,835	68,191
Gross profit	81,246	91,888

Operating expenses:
Research and development, net	27,279	42,785
Sales and marketing	33,374	41,456
General and administrative	29,388	31,180
Restructuring charges, net	2,644	7,030
Impairment of goodwill and indefinite-lived assets	31,841	—
Total operating expenses	124,526	122,451
Loss from operations	(43,280)	(30,563)

Other income (expense):
Interest and other income, net	266	180
Interest expense	(10,166)	(10,730)
Change in fair value of warrants	1,822	5,086
Foreign exchange loss, net	(803)	(1,378)
Total other expense, net	(8,881)	(6,842)
Loss before provision for income taxes	(52,161)	(37,405)
Income tax provision	1,774	213
Net loss	$(53,935)	$(37,618)
Net loss per share - basic and diluted	$(3.40)	$(4.03)
Weighted average shares of common stock used in
calculation of net loss per share - basic and diluted	15,860	9,341
Comprehensive loss:
Net loss	$(53,935)	$(37,618)
Foreign currency translation adjustment	342	(217)
Total comprehensive loss	$(53,593)	$(37,835)

The accompanying notes are an integral part of these consolidated financial statements.

Dialogic Inc.
Consolidated Statements of Stockholders' Deficit
(in thousands, except share data)

	Stockholders' deficit

				Accumulated
			Additional	other		Total
	Common shares		paid-in	comprehensive	Accumulated	stockholders'
	Number	Amount	capital	loss	deficit	deficit

Balance at December 31, 2011, as reported	6,295,230	$6	$222,087	$(22,206)	$(215,323)	$(15,436)
Immaterial corrections (see Note 3)	-	-	-	-	(1,410)	(1,410)
Balance at December 31, 2011, as revised	6,295,230	$6	$222,087	$(22,206)	$(216,733)	$(16,846)
Conversion of long-term debt to common stock	8,020,712	8	33,026	-	-	33,034
Release of common shares upon
vesting of restricted stock units	71,849	-	-	-	-	-
ESPP Purchase	27,861	-	56	-	-	56
Stock-based compensation in
connection with stock options
granted to employees	-	-	1,011	-	-	1,011
Stock-based compensation in
connection with restricted stock
units granted to employees	-	-	1,455	-	-	1,455
Stock-based compensation in
connection with ESPP shares granted
to employees	-	-	23			23
Net loss	-	-	-	-	(37,618)	(37,618)
Foreign currency translation adjustment	-	-	-	(217)	-	(217)
Balance at December 31, 2012	14,415,652	$14	$257,658	$(22,423)	$(254,351)	$(19,102)
Issuance of common stock in connection
with Subscription Agreement	1,442,172	2	3,461			3,463
Release of common shares upon
vesting of restricted stock units	365,197	-	-			-
ESPP Purchase	16,294	-	41	-	-	41
Stock-based compensation in
connection with stock options
granted to employees	-	-	736	-	-	736
Stock-based compensation in
connection with restricted stock
units granted to employees	-	-	1,454	-	-	1,454
Stock-based compensation in
connection with ESPP shares granted
to employees	-	-	4			4
Net loss	-	-	-	-	(53,935)	(53,935)
Foreign currency translation adjustment	-	-	-	342	-	342
Balance at December 31, 2013	16,239,315	$16	$263,354	$(22,081)	$(308,286)	$(66,997)

The accompanying notes are an integral part of these consolidated financial statements.

Dialogic Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(53,935)	$(37,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,153	11,502
Stock-based compensation	2,194	2,489
Impairment of goodwill and indefinite-lived assets	31,841	—
Amortization of debt issuance costs and debt discount	1,634	803
Fair value adjustment to warrants	(1,822)	(5,086)
Loss on disposal of fixed assets	17	364
Payment-in-kind interest expense on long-term debt	7,629	7,626
Bad debt expense, net	2,775	975
Gain on settlement of office lease obligation	(4,184)	—
Deferred income taxes	896	(322)
Other non-cash charges	167	(48)
Net changes in operating assets and liabilities
Accounts receivable	5,175	11,388
Inventory	2,996	11,077
Other current assets	1,751	480
Accounts payable and accrued liabilities	(10,023)	(7,915)
Deferred revenue	352	(2,378)
Income taxes payable	(144)	(606)
Other long-term liabilities	(971)	1,725
Net cash used in operating activities	(4,499)	(5,544)
Cash flows from investing activities:
Restricted cash	(280)	597
Purchases of property and equipment	(998)	(1,118)
Proceeds from (cash paid for) intangible assets	180	(73)
Net cash used in investing activities	(1,098)	(594)
Cash flows from financing activities:
Proceeds from issuance of ESPP shares	41	56
Payments of debt issuance costs	—	(1,531)
Proceeds from (payments on) bank indebtedness, net	363	(792)
Proceeds from long-term debt, net of original issue discount	3,200	4,500
Net cash provided by financing activities	3,604	2,233
Effect of exchange rate changes on cash and cash equivalents	—	53
Net decrease in cash and cash equivalents	(1,993)	(3,852)
Cash and cash equivalents at beginning of period	6,501	10,353
Cash and cash equivalents at end of period	$4,508	$6,501

Supplemental disclosure of cash flow information:
Cash paid
Interest	$857	$5,446
Income taxes	$538	$714
Non-cash financing activities:
Issuance of common stock in connection with debt modification	$3,461	$—
Debt issuance costs incurred as additional term loan debt	$250	$—
Prepayment premium on term loan conversion paid in convertible notes	$—	$1,500
Issuance of warrants in connection with debt refinancing	$—	$7,072
Conversion of long-term debt into common stock	$—	$33,034
The accompanying notes are an integral part of these consolidated financial statements.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1 – The Company

   Dialogic Inc.,  (“Dialogic” or the “Company”),  helps the world’s leading service providers and application developers to improve the performance of media-rich communications across the most advanced networks. The Company increases the reliability of any-to-any network connections, enhances the impact of applications and amplifies the capacity of congested networks, supported by a world class global services team.

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

   The consolidated financial statements included in this Form 10-K include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes in the estimates used in the preparation of the consolidated financial statements, and actual results could differ from the estimates and assumptions. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, emerging markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

   Risks and Uncertainties

   The Company has experienced significant losses in the past and has not sustained quarter over quarter profits. The Company is also highly leveraged, with $12.1 million in current bank indebtedness and $75.5 million in long-term debt, net of discount as of December 31, 2013.  Both debt instruments expire on March 31, 2015. During 2012, the Company and certain of its subsidiaries entered into and subsequently amended the Third Amended and Restated Credit Agreement, dated as of March 22, 2012 (the “Term Loan Agreement”) with Obsidian, LLC, as agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, and Tennenbaum Opportunities Partners V, LP, as lenders (collectively the “Term Lenders”), which among other things, reduced the stated interest rate to 10% from 15%, revised the financial covenants and provided for additional borrowings.

   On February 7, 2013, the Company and certain of its subsidiaries entered into a Third Amendment to the Term Loan Agreement (the “Third Amendment”), in which the Term Lenders provided additional borrowings of $4.0 million, in exchange for 1,442,172 shares of common stock pursuant to a Subscription Agreement (the “Subscription Agreement”). Further, the minimum Adjusted EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement). The 2012 and 2013 Term Loan Agreement amendments were determined to be troubled debt restructurings and were taken to improve the Company’s liquidity, leverage and future operating cash flow.

   On March 28, 2014, the Company entered into a Fourth Amendment to the Term Loan Agreement (the “Fourth Amendment”).  Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

   On March 28, 2014, the Company entered into a Twenty-Second Amendment to the Revolving Credit Agreement (“Revolving Credit Agreement”) (the “Twenty-Second Amendment”). Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provides that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remains set at $6.0 million and will be increased by 80% of pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter. The Company may not be able to maintain as high of a borrowing base under the Revolving Credit Agreement due to the increase in the Availability Block. Also, if the Company’s revenue continues to decline and the corresponding accounts receivable balance declines, this would also reduce the available borrowing base under the Revolving Credit Agreement.

   As described above, the maturity date for both of the Company’s debt agreements is March 31, 2015. On March 31, 2014, the Company may be required to reclassify its long-term debt under the Term Loan Agreement to current on its consolidated balance sheet if the Term Loan Agreement has not been extended as of that date. The Company has not yet executed any extensions on either of the debt agreements and does not anticipate having sufficient cash and cash equivalents to repay the debt at the maturity of these agreements on March 31, 2015, or if the maturity dates were accelerated.

   The Company would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the Company’s obligations under the Revolving Credit Agreement or Term Loan Agreement prior to their maturity or if the agreements are not extended or otherwise restructured as of March 31, 2015 and the Company fails to pay the amounts that would then become due, the Revolving Credit Lender and Term Lenders could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, the Company could seek to reorganize its business or the Company or a trustee appointed by the court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If the Company needed to liquidate its assets, the Company might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

Dialogic Inc.

Notes to Consolidated Financial Statements

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

   Based on the Company’s current plans and business conditions, including the restructuring actions that were taken at the end of 2013 which will result in a workforce reduction of approximately 90 full-time employees and expected cost savings in 2014, as well as additional cost-cutting measures that the Company expects to employ during 2014, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through the end of 2014. Accordingly, the accompanying consolidated financial statements have been prepared on a going concern basis.

   Reclassifications

Certain amounts in the accompanying 2012 consolidated financial statements have been reclassified to conform to the current period presentation.

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

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, bank indebtedness, accounts payable, and accrued liabilities approximate fair value because of their generally short maturities. For cash equivalents, the estimated fair values are based on market prices. The fair value of the Revolving Credit Agreement approximates the carrying amount since interest is based on market based variable rates. The fair value of the Company’s long-term debt is estimated by discounting the future cash flows for such instruments at rates on similar debt instruments of comparable maturities.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2013 and 2012:

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$163	$—	$163	$—

December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$1,985	$—	$1,985	$—

The Company measured its warrants at fair value on a recurring basis and has determined that these financial liabilities are classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of December 31, 2013 and 2012 using the Black-Scholes method of valuation using the following assumptions.

	December 31,
	2013	2012
Expected Term	3.25 years	4.25 years
Volatility	94%	90%
Dividend Yield	—%	—%
Risk-Free Interest Rate	1.75%	0.72%

   Concentrations and Credit Risk

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

    No customers accounted for over 10% of the Company’s revenue for the years ended December 31, 2013 and 2012.  No customer accounted for more than 10% of accounts receivable as of December 31, 2013 and 2012.

    As of December 31, 2013 and 2012, accounts receivable aggregating approximately $22.3 million and $21.2 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.13% of consolidated revenue.

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

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The following table sets forth the change in the allowance for doubtful account for the years ended December 31, 2013 and 2012:

	Beginning Balance	Provision	Write-offs	Ending Balance
Year ended December 31, 2013	$1,217	$2,775	$(973)	$3,019
Year ended December 31, 2012	$3,622	$975	$(3,380)	$1,217

   Inventory

   Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw materials and components; work in process and finished products. The following table sets forth the components of inventory as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Raw materials and components	$2,332	$3,580
Work in process	457	1,031
Finished products	3,010	4,263
Total inventory	$5,799	$8,874

The Company provides for inventory losses based on obsolescence and levels in excess of forecasted demand. In assessing the net realizable value of inventory, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. During the years ended December 31, 2013 and 2012, the Company recorded a charge of $0.4 million and $5.3 million, respectively, for the write-down of excess and obsolete inventory and capitalized overhead, which was recorded as a component of cost of product revenue in the accompanying consolidated statements of operations and comprehensive loss.

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

   Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives, which are as follows:

Asset Classification	Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	3 years
Machinery and equipment	5 years
ERP systems	10 years
Leasehold improvements	Shorter of asset's useful life or remaining life of lease

   Upon retirement or disposal, the cost of the asset disposed and the related accumulated depreciation are removed from the accounts, and any gain or loss is reflected as a component of general and administrative expenses in the accompanying consolidated financial statements. Expenditures for repairs and maintenance are expensed as incurred.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

   The following table sets forth the components of property and equipment, net as of December 31, 2013 and 2012:

	December 31,
	2013	2012

Computer equipment and software	$40,502	$40,025
Furniture and fixtures	3,352	3,355
Machinery and equipment	13,076	13,077
Leasehold improvements	4,593	4,278
	61,523	60,735
Less: accumulated depreciation	(57,748)	(54,757)
Total property and equipment, net	$3,775	$5,978

    Depreciation expense was $3.3 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively.

  Goodwill and Intangible Assets

   Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company is required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year. The Company performs its annual test on December 31 each fiscal year. For purposes of the annual test, the Company has determined that it has one reporting unit, Dialogic Inc., which is the consolidated entity.

   The impairment test for goodwill involves a two-step approach. Under the first step, the Company determines the fair value of the reporting unit to which goodwill has been assigned and then compares the fair value to the unit’s carrying value, including goodwill. Fair value is determined utilizing a combination of a discounted cash flow approach, based on management’s best estimate of the highest and best use of future revenues and operating expenses, discounted at an appropriate market participant risk adjusted rate and a market approach. For the 2013 annual impairment test, the Company used a weighted approach of both discounted cash flows and market approach. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is performed to measure the impairment loss.

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

   The Company maintains certain indefinite-lived assets, trade names, which are subject to annual impairment tests. The Company estimated fair value of its indefinite-lived asset using the relief from royalty method. As part of the annual impairment test, it was determined that the fair value of the Dialogic Inc. trade name was $8.9 million less than its carrying value, and as a result, the Company wrote down its indefinite-lived assets to $1.1 million.

   As of December 31, 2013, the Company performed its annual impairment test. The Company performed the step one impairment test on its reporting unit and the estimated fair value was below the carrying value. Therefore, the Company performed a step two impairment test. Based on the results of the step two impairment test, the Company wrote down the value of goodwill related to the reporting unit. The total amount of the impairment charge during the year ended December 31, 2013 was $31.8 million, of which $22.9 million related to goodwill and $8.9 million related to indefinite-lived intangible assets.

   The following table sets forth the changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012:

Balance as of December 31, 2012 and 2011	$31,223
Impairment of goodwill	(22,941)
Balance as of December 31, 2013	$8,282

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

   The following table sets forth the changes in the carrying amount of intangible assets during the year ended December 31, 2013:

Balance as of December 31, 2012	$25,089
Amortization of intangible assets	(5,902)
Impairment of indefinite-lived assets	(8,900)
Balance as of December 31, 2013	$10,287

The following sets forth a summary of intangible assets as of December 31, 2013 and 2012:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$1,100	$—	$1,100
Finite-lived intangibles:
Technology	55,949	(50,144)	5,805
Customer relationships	38,312	(34,974)	3,338
Software licenses	3,489	(3,489)	—
Patents	1,137	(1,093)	44
	$99,987	$(89,700)	$10,287

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$10,000	$—	$10,000
Finite-lived intangibles:
Technology	55,949	(45,792)	10,157
Customer relationships	38,312	(33,525)	4,787
Software licenses	3,489	(3,486)	3
Patents	1,317	(1,175)	142
	$109,067	$(83,978)	$25,089

   During the year ended December 31, 2012, the Company recorded additional amortization expense of $0.5 million for a change in useful lives of technology assets, which was recorded as a component of cost of product revenue in the accompanying consolidated statement of operations and comprehensive loss. The Company wrote-off the gross intangible asset in the amount of $2.3 million and accumulated amortization in the amount of $2.3 million. During the year ended December 31, 2013, there were no changes to the useful lives of intangible assets.

On October 11, 2013, the Company sold three U.S. patents for approximately $0.2 million. Such patents were fully amortized as of the date of the sale.

   Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from one to six years. For the years ended December 31, 2013 and 2012, amortization expense related to intangible assets was $5.9 million and $8.3 million, respectively. The following table sets forth estimated amortization expense for intangible assets subject to amortization for each of the next five years ending December 31 and thereafter.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

2014	$5,040
2015	2,866
2016	427
2017	427
2018 and thereafter	427

Total	$9,187

Impairment of Long-Lived Assets

The Company conducts assessments of the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the cost of the asset from the expected future undiscounted cash flows of related operations. In the event undiscounted cash flow projections indicate impairment, the Company would go to step two and record an impairment charge based on the fair value of the assets at the date of the impairment. During the three months ended December 31, 2013, the Company performed an assessment of recoverability for its long-lived assets based on the potential goodwill impairment and continued decline in its stock price. Based on the results of the step one impairment test, the undiscounted cash flows of the asset group (which was determined to be the reporting unit) was greater than the carrying value, therefore no step two test was required.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and, if applicable, acceptance is received, the fee is fixed or determinable, and collectability is probable. In making these judgments, the Company evaluates these criteria as follows:

•Persuasive evidence of an arrangement exists. A written contract signed by the customer and the Company, or a purchase order, and/ or other written or electronic order documentation for those customers who have previously negotiated a standard arrangement with the Company, is deemed to represent persuasive evidence of an agreement.

•Delivery has occurred. The Company considers delivery of hardware and software products to have occurred at the point of shipment to customer’s designated carrier when title and risk of loss is passed to the customer and no post-delivery obligations exist. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved or the Company has completed its contractual requirements. Services revenue is recognized when the services are completed. In certain arrangements involving subsequent sales of hardware and software products to expand customers’ networks, the revenue recognition on these arrangements after the initial arrangement has been accepted, typically occurs at the point of shipment, since the Company has historically experienced successful implementations of these expansions and customer acceptance, although contractually required, does not represent a significant risk.

•The fee is fixed or determinable. The Company considers the fee to be fixed and determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, revenue is recognized when the refund or adjustment right lapses. If payment terms exceed the Company’s normal terms, revenue is recognized upon the receipt of cash.

•Collectability is probable. Each customer is evaluated for creditworthiness through a credit review process at the inception of an arrangement. Collection is deemed probable if, based upon the Company’s evaluation; the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not probable, revenue is recognized upon cash collection.

The Company applies the guidance of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangement That Include Software Elements (“ASU No. 2009-14”).

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

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

ASU No. 2009-13 established a selling price hierarchy for determining the selling price of a deliverable in a revenue arrangement. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or the Company’s estimated selling price (“ESP”) if neither VSOE nor TPE are available. The amendments in ASU No. 2009-13 eliminated the residual method of allocating arrangement consideration and required that it be allocated at inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated selling price.

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

•Revenue Reserves and Adjustments

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

(In thousands, except share and per share data)

Revenue is primarily recognized net of sales taxes. Revenue includes amounts billed to customers for shipping and handling. Shipping and handling fees represented less than 1% of revenues in each of the years ended December 31, 2012 and 2011. Shipping and handling costs are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

Deferred Revenue

Deferred revenue represents fixed or determinable amounts billed to or collected from customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. Advances paid by customers prior to the delivery of product and services, due to existing legal arrangements for futures sales as of the balance sheet date, are classified as deferred revenue. Revenue from maintenance contracts is presented as deferred revenue and is recognized on a straight-line basis over the term of the contract. The current portion of deferred revenue is expected to be recognized as revenue within 12 months from the balance sheet date. As of December 31, 2013 and 2012, the long-term portion of deferred revenue amounted to $2.3 million, which was included as a component of other long-term liabilities in the accompanying consolidated balance sheets.

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

   The following weighted average assumptions were used to value options granted during the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Risk-free interest rate	1.18%	0.87%
Expected volatility	91%	89%
Expected life (in years)	6.0	6.0
Dividend yield	—	—

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

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

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

Comprehensive Loss

Comprehensive loss consists of two components, net loss and foreign currency translation adjustments from its subsidiary not using the U.S. dollar as its functional currency.

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

   Basic and diluted net loss per share was calculated as follows.

	Years December 31,
	2013	2012
Numerator:
Net loss	$(53,935)	$(37,618)

Denominator:
Basic and diluted weighted-average shares:
Weighted average shares used in computing
basic and diluted net loss per share	15,860	9,341
Net loss per share - basic and diluted	$(3.40)	$(4.03)

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Recent Accounting Pronouncements

   On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 is effective for the Company beginning January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to have an impact on its consolidated financial statements.

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for the Company beginning January 1, 2014. The Company does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial statements.

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

   The Company assessed the materiality of these errors, using relevant quantitative and qualitative factors, and determined that these errors, both individually and in the aggregate, were not material to any previously reported period. The Company made these immaterial corrections to the 2012 financial statements, which include corrections to each of the quarterly periods of 2012. Accordingly, the December 31, 2012 consolidated balance sheet as presented in this Form 10-K has been revised from the information presented in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012 as follows: accounts receivable has been reduced by $1.8 million,  inventory has been increased by $0.6 million and ending accumulated deficit has been increased by $1.2 million. The opening accumulated deficit as of January 1, 2012 was also increased by $1.4 million. The impact of the errors as of and for the year ended December 31, 2012 and for each of the quarters of 2012 is shown in the tables below. There was no impact on cash flows from operating activities in any of the periods presented.

   The following table summarizes the impact of immaterial errors on the Company’s consolidated balance sheet as of December 31, 2012.

	As Reported	Immaterial Corrections	As Revised

Assets:
Accounts receivable	$34,248	$(1,826)	$32,422
Inventory	$8,306	$568	$8,874
Total current assets	$58,948	$(1,258)	$57,690
Total assets	$123,385	$(1,258)	$122,127

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Liabilities Stockholders' Deficit:
Accumulated deficit	$(253,093)	$(1,258)	$(254,351)
Total stockholders' deficit	$(17,844)	$(1,258)	$(19,102)
Total liabilities and stockholders' deficit	$123,385	$(1,258)	$122,127

Dialogic Inc.

Notes to Consolidated Financial Statements

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

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Note 4 – Accrued Liabilities

   The following table summarizes the Company’s accrued liabilities as of December 31, 2013 and 2012:

	December 31,
	2013	2012

Accrued compensation and benefits	$5,756	$7,744
Accrued restructuring expenses	4,445	3,773
Accrued royalty expenses	1,540	1,280
Accrued commissions	1,230	1,585
Accrued professional fees	1,603	2,147
Deferred rent	31	271
Other accrued expenses	3,203	4,470
Total accrued liabilities	$17,808	$21,270

   On July 8, 2013, the Company’s subsidiary Dialogic (US) Inc. entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Intel Americas, Inc. (“Intel”), whereby it agreed to pay $1.0 million, in equal installments over a ten month period, commencing within three working days of the executed agreement, in order to settle a complaint filed on April 23, 2013 in the Superior Court of New Jersey of Morris County, New Jersey, alleging breach of contract for amounts due under lease for Dialogic (US) Inc.’s Parsippany, New Jersey facility during the period from September 2012 through June 2013. As a result, the Company recorded a benefit of $1.8 million during the year ended December 31, 2013 related to the Settlement Agreement.

    In addition, on July 8, 2013, Dialogic (US) Inc. and Intel entered into a Second Amendment to Sublease Agreement, dated September 19, 2006, with respect to the property located in Parsippany, New Jersey whereby the Company agreed to pay base rent, utilities and taxes of approximately $0.2 million per month, beginning from July 1, 2013 through December 31, 2015 (the end of the lease term). As a result, the Company reversed its deferred rent accrual in the amount of $0.7 million during the year ended December 31, 2013.

   Pursuant to the Second Amendment to Sublease Agreement, in the event Dialogic (US) Inc. does not pay rent pursuant to this sublease at any time, it has 60 days to leave the space, with no future liabilities or penalties. As a result, the Company reversed its restructuring accrual in the amount of $2.3 million during the year ended December 31, 2013. In the event Dialogic (US) Inc. stops payment and does not vacate the space within 60 days, Dialogic (US) Inc. will have to pay the balance of the remaining rent owed under the sublease, plus a penalty of $1.4 million.

   On January 31, 2014, Dialogic (US) Inc. and Intel entered into a Third Amendment to Sublease Agreement pursuant to which Dialogic (US) Inc. may terminate the sublease at any time on no less than 30 days written notice provided that such termination date shall not be earlier than April 30, 2014.

Note 5 – Bank Indebtedness

   The Company has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. As of December 31, 2013, the borrowing base under the Revolving Credit Agreement amounted to $15.2 million, the Company had borrowed $12.1 million based on the prior month’s borrowing base calculation, and the unused line of credit totaled $12.9 million, of which $3.1 million was available for additional borrowings in the first week of January 2014.

On February 7, 2013, the Company and certain of its subsidiaries entered into a Twentieth Amendment to the Revolving Credit Agreement (the “Twentieth Amendment”) with the Revolving Credit Lender. Pursuant to the Twentieth Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the first quarter ending March 31, 2014. Previously, the minimum Adjusted EBITDA financial covenant would have commenced in the quarter ending June 30, 2013. The “Availability Block” was increased to $0.5 million and increased by an additional $0.1 million on July 1, 2013 and on the first day of each fiscal quarter thereafter. The Revolving Credit Agreement was also amended to reduce the Borrowing Base by the Availability Block at all times.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

On March 28, 2014, the Company entered into a Twenty-Second Amendment to the Revolving Credit Agreement. Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provides that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remains set at $6.0 million and will be increased by 80% of pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter.

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

For the years ended December 31, 2013 and 2012, the Company recorded interest expense related to the Revolving Credit Agreement in the amount of $0.5 million and $0.6 million, respectively. The average interest rates for the years ended December 31, 2013 and 2012 were 4.75% and 4.97%, respectively.

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

Minimum Adjusted EBITDA. Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. The Company must maintain Minimum Adjusted EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2015.

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

Note 6 – Debt and Related Party Transactions

Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 55% of the Company’s outstanding common stock as of December 31, 2013. One Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors.

In connection with entering into the Term Loan Agreement during 2012, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share.  The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the accompanying consolidated balance sheets. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the accompanying consolidated statements of operations and

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

comprehensive loss. The fair value of the warrants was $0.2 million and $2.0 million as of December 31, 2013 and 2012, respectively. The Company recorded a gain of $1.8 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively, to reflect the change in fair value, which is recorded as a component of other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

On February 7, 2013, the Company and certain of its subsidiaries entered into a Third Amendment to the Term Loan Agreement. Pursuant to the Third Amendment, the Term Lenders agreed to provide for additional borrowing of $4.0 million under the Term Loan Agreement. In consideration of this additional borrowing, the Company issued an amount of common stock to the Term Lenders equal to the market value of 10.0% of the outstanding shares of the common stock of the Company based on the closing price of the Company’s common stock immediately prior to such issuance pursuant to a Subscription Agreement, further described elsewhere in this Form 10-K. Further, the minimum Adjusted EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

A closing fee in the amount of $0.3 million was added to principal amount of Term Loans in consideration for the third quarter 2012 cash interest of $0.8 million converted into paid in kind (“PIK”) and $0.5 million of loans funded by the Term Lenders on December 28, 2012.

In connection with the Third Amendment, on February 7, 2013, a total of 1,442,172 shares of common stock were issued to the Term Lenders under the terms of the Subscription Agreement. The fair value of the common shares issued was accounted for as a debt discount and is accreted to interest expense over the life of the Term Loan.

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

On March 28, 2014, the Company entered into a Fourth Amendment to the Term Loan Agreement. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

The following describes certain provisions of the Term Loan Agreement, as amended:

   Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to the Company up to $10.0 million on the same terms as the Term Loans. As of December 31, 2013, the Company had received $8.5 million under this provision.

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

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%. In 2012 and thereafter, if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and PIK. However, for interest incurred during the year ended December 31, 2013, the Company was permitted, based on an agreement with the Term Lender, to pay the cash interest due as PIK. For 2014, the Term Lender has agreed to allow the Company to pay the cash interest due as PIK.

Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

For the years ended December 31, 2013 and 2012, the Company recorded interest expense of $9.2 million and $9.3 million, respectively, related to the Term Loan Agreement of which $9.2 million and $5.3 million, respectively, related to accrued PIK interest and amortization charges for deferred debt issuance costs and accretion of debt discount.

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

Financial Covenants. The Term Loans previously subjected the Company to a Minimum Adjusted EBITDA, defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

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

The following table summarizes debt with related parties as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Term loan, principal	$80,544	$68,665
Debt discount	(5,031)	(2,129)
Total long-term debt	$75,513	$66,536

Note 7 – Restructuring Charges

The Company has implemented various initiatives to reduce its overall cost structure, including exiting certain facilities and transitioning work to other locations. Costs incurred in connection with these actions include employee separation costs, including severance, benefits and outplacement, and lease termination, cease use and other related facility exit costs

    During the fourth quarter 2013, the Company approved and initiated a restructuring plan designed to reduce operating costs, so it can focus its resources on a restructured business model. On January 13, 2014, the Company continued the execution of this plan by notifying the majority of affected employees or commencing consultation processes with affected employees. The complete execution of the restructuring plan will result in a total workforce reduction of approximately 90 full-time positions, or approximately 16% of the Company’s combined workforce. The notice periods for employees vary by country. Affected employees are eligible to receive severance payments in exchange for a customary release of claims against the Company in those countries where the severance amounts exceed what is required under applicable law. The Company expects the reduction in its workforce to be completed by the end of the second quarter 2014.

For the year ended December 31, 2013, the Company recorded a charge in the amount of $4.6 million for employee separation costs and other costs related to employee termination benefits. Such charges were recorded as a component of restructuring charges, net in the accompanying consolidated statements of operations and comprehensive loss.  Substantially, all of these costs are expected to be cash expenditures. As of December 31, 2013, $4.2 million remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying consolidated balance sheets.

For the year ended December 31, 2012, the Company recorded employee separation costs and other costs related to employee termination benefits in the amount of $5.8 million. As of December 31, 2012, $2.5 million, respectively, remained accrued and unpaid

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying consolidated balance sheets.

   In an effort to reduce overall operating expenses, the Company decided it was beneficial to close or consolidate office space at certain locations. In addition, the Company amended its sublease for office space and settled unpaid rent during the third quarter 2013. For the year ended December 31, 2013, the Company recorded a benefit in the amount of $2.3 million related to the reversal of its restructuring accrual for the Parsippany, New Jersey location based on the new sublease which allows for the Company to exit the space within 60 days, with no future liability or penalty, based on new sublease terms. In addition, during the year ended December 31, 2013, the Company recorded a net charge in the amount of $0.3 million for adjustments to its facility related restructuring accruals for Eatontown, New Jersey and Renningen, Germany, which was partially offset by idle space in Milpitas, California, and Needham, Massachusetts. Such credits and charges, net are recorded as a component of restructuring charges in the accompanying consolidated statements of operations and comprehensive loss.

   For the year ended December 31, 2012, the Company incurred expense of $1.2 million in lease and facility exit costs related to the Company’s research and development facilities in Getzville, New York and Renningen, Germany.

As of December 31, 2013, $0.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $0.5 million was reflected as a component of other non-current liabilities in the accompanying consolidated balance sheets. As of December 31, 2012, $1.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $1.9 million was reflected as a component of other non-current liabilities in the accompanying consolidated balance sheets.

The following table sets forth restructuring activity for the years ended December 31, 2013 and 2012:

	Accrual for Employee Termination/ Severance and Related Costs	Accrual for Facilities Costs	Total

Balance, December 31, 2011	$1,357	$2,942	$4,299
Charges to operations, net	5,847	1,183	7,030
Payments made during the period	(4,717)	(994)	(5,711)
Balance, December 31, 2012	$2,487	$3,131	$5,618
Charges to operations, net	4,602	388	4,990
Reversal of restructuring accrual related to lease amendment	—	(2,346)	(2,346)
Payments made during the period	(2,893)	(459)	(3,352)
Balance, December 31, 2013	$4,196	$714	$4,910

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Note 8 – Stock-Based Compensation

Equity Incentive Plans

The Company has in effect the 2006 Equity Incentive Plan (“2006 Plan”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted stock units (“RSUs”). Through December 31, 2013, the Company had reserved 2.3 million shares of common stock for issuance under the 2006 Plan. The shares reserved under the 2006 Plan automatically increases on each January 1, beginning in 2006 and continuing through January 1, 2016, by the lesser of 3% of the total number of shares of common stock outstanding as of December 31 of the preceding calendar year, or a number of shares determined by the Board of Directors, but not in excess of 3.0 million shares.

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

Generally, RSUs vest over two years in equal installments on the anniversary of the vesting commencement date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amount of the expense related to RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a ratable basis over the requisite service period.

   The following table summarizes stock-based compensation expense by category for the years ended December 31, 2013 and 2012:

	Years Ended December 31,

	2013	2012
Cost of revenue	153	$305
Research and development	145	635
Sales and marketing	401	709
General and administrative	1,495	840
Total stock-based compensation expense	$2,194	$2,489

Stock Options

  The following table sets forth the summary of stock options for the year ended December 31, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)

Balance, December 31, 2012	831,663	$14.70	7.57
Granted	2,000	$1.00
Exercised	—
Cancelled and forfeited	(260,848)	$14.69
Balance, December 31, 2013	572,815	$14.65	6.71

Vested and expected to vest at December 31, 2013	561,959	$14.83	6.36
Exercisable at December 31, 2013	348,353	$20.28	5.95

   As of December 31, 2013 and 2012, the weighted-average grant date fair value for stock options outstanding was $10.09 and $10.40, respectively. For the years ended December 31, 2013 and 2012, stock-based compensation related to stock options was $0.7 million and $1.0 million, respectively. The total intrinsic value of options exercised was zero during the years ended December 31, 2013 and 2012. As of December 31, 2013, $0.9 million of total unrecognized compensation expense related to unvested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.3 years.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

   The following table summarizes stock options outstanding as of December 31, 2013:

		Options Outstanding			Exercisable Options
Range of Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	$3.15	14,000	8.68	$2.84	4,582	$2.88
$5.00	$5.00	306,706	6.95	$5.00	135,872	$5.00
$5.90	$5.90	70,000	7.96	$5.90	35,001	$5.90
$8.75	$25.85	31,500	5.83	$21.59	24,677	$20.94
$31.00	$31.00	120,840	4.85	$31.00	118,452	$31.00
$32.50	$121.25	23,659	2.67	$41.18	23,659	$41.18
$153.75	$153.75	600	1.52	$153.75	600	$153.75
$154.50	$154.50	4,670	2.17	$154.50	4,670	$154.50
$200.00	$200.00	600	3.26	$200.00	600	$200.00
$287.50	$287.50	240	3.05	$287.50	240	$287.50
$1.00	$287.50	572,815			348,353

Restricted Stock Awards

   The following table summarizes restricted stock outstanding as of December 31, 2013:

	Number of RSUs	Weighted Average Contractual Life (in years)	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	237,612	0.97	8.03
Granted	1,032,096		1.95
Vested	(365,197)		5.23
Forfeited or expired	(85,481)		3.73
Balance, December 31, 2013	819,030	0.80	2.08

 For the years ended December 31, 2013 and 2012, stock-based compensation related to RSUs was $1.4 million. During the year ended December 31, 2013, the aggregate intrinsic value of vested RSUs was $0.3 million. As of December 31, 2013,  $1.2 million of total unrecognized compensation expense related to non-vested RSUs granted to employees and directors is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan

The Company has the 2006 Employee Stock Purchase Plan as amended (“2006 ESPP”) under which subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. Due to low participation, the Company’s Board of Directors approved cancelling the next offering of the ESPP, which would have begun on November 15, 2013.

For the years ended December 31, 2013 and 2012, the total share-based compensation expense related to such purchases amounted to $0.004 million and $0.02 million, respectively. As of December 31, 2013, 59,034 shares have been issued under the 2006 ESPP and 311,178 shares remained available for issuance under the 2006 ESPP.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Note 9 – Commitments and Contingencies

   Leases

The Company has several non-cancelable operating leases for facilities that are set to expire over the next 9 years. The leases generally contain renewal options ranging from one to three years and require the Company to pay all executory costs, such as maintenance and insurance. In addition, leases generally contain provisions for annual rent escalations based on fixed amounts or cost of living increases. The difference between the rent due under the stated periods of the leases compared to rent expense on a straight-line basis is recorded as deferred rent. As of December 31, 2013 and 2012, the current portion of deferred rent was $0.03 million and $0.3 million, respectively, and is included in accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, the long-term portion of deferred rent was $0.2 million and $0.9 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balances sheets. The minimum rental payments, exclusive of other occupancy charges, under the leases for the Company’s facilities and future lease payments required under other operating leases is as follows:

Years	Operating Leases
2014	$3,915
2015	3,208
2016	1,483
2017	951
2018	902
Thereafter	811
$11,270

Rent expense for operating leases for the years ended December 31, 2013 and 2012 was $4.4 million and $6.8 million, respectively. Rent expense for the year ended December 31, 2013 was favorably impacted by $1.3 million due to the Settlement Agreement with Intel. See Note 4 for further details.

On February 20, 2014, the Company entered into a lease agreement for approximately 26,000 square feet of office space in Parsippany, New Jersey. The lease will commence on July 1, 2014 and expire on August 31, 2019. The future minimum lease payments are as follows: 2014 - $0.3 million; 2015 - $0.7 million; 2016 - $0.7 million; 2017 - $0.7 million; 2018 - $0.7 million; and thereafter - $0.3 million. At the signing of the lease, the Company paid a security deposit in the amount of $0.3 million.

   Office of the Chief Scientist Grants

   The Company’s research and development efforts in Israel have been partially financed through grants from that country’s Office of the Chief Scientist of the Israeli Ministry of Industry, trade and Labor (“OCS”). In return for the OCS’s participation, the Company’s Israeli subsidiary is committed to pay royalties to the Israeli Government at the rate of approximately 3.5% of sales of products in which the Israeli Government has participated in financing the research and development, up to the amounts granted plus interest.

Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. For the years ended December 31, 2013 and 2012, royalty expenses relating to OCS grants were $0.9 million and $0.8 million, respectively. As of December 31, 2013 and 2012, the royalty payable amounted to $1.2 million and $1.0 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.7 million and $16.9 million as of December 31, 2013 and 2012, respectively.

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

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

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

   As of December 31, 2013 and 2012, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $1.2 million and $0.9 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

Purchase Commitments

The Company purchases raw material and components for its I-Gate 4000® line of media gateways, under binding purchase orders for each product covered by a product forecast. In addition to the inventory purchased, as of December 31, 2013 and 2012, the Company had open purchase commitments totaling $1.0 million. There were no other purchase commitments as of December 31, 2013 and 2012.

   Litigation

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activity. Our management believes that any losses arising from such lawsuits are remote, but that litigation is inherently uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount in excess of that anticipated by management. Legal costs are expensed as incurred.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

SEC Investigation

   On March 28, 2011, the Company received a letter from the SEC informing the Company that the SEC was conducting an informal inquiry (“SEC Informal Inquiry”), and requesting that the Company preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed the Company that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by former Veraz Networks Inc. business during periods prior to completion of the Company’s business combination with Dialogic Corporation. The Company’s Board of Directors (the “Board”), appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP (“Sheppard Mullin”), as outside counsel to the committee. The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and the Company has updated and improved its compliance procedures. In addition, the Company produced documents to the Department of Justice (“DOJ”), relating to the SEC Informal Inquiry. Sheppard Mullin subsequently became counsel to the Company on this matter. The Company continues to fully cooperate with the SEC and DOJ in connection with the SEC Informal Inquiry. At the current time, the Company cannot determine the probability of or quantify the amount of any fines or penalties associated with the SEC matters discussed above. Based on information currently available to the Company, it believes that any of the allegations, even if true, would not have a material adverse effect on the accompanying consolidated financial statements.

Note 10 – Segment and Geographic Information

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

   The following tables set forth revenue and long-lived assets, net by geographic area:

	Years Ended December 31,
Revenue:	2013	2012
Americas	$61,305	$72,432
Europe, Middle East and Africa	45,823	51,842
Asia Pacific	24,953	35,805
Total revenue	$132,081	$160,079

	December 31,
Long-lived assets, net	2013	2012
Americas:
United States	$11,870	$32,594
Canada	9,326	28,063
Other foreign countries	1,148	1,633
Total long-lived assets, net	$22,344	$62,290

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Note 11 – Income Taxes

   The components of the Company’s loss before income taxes for the years ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
	2013	2012
United States	$(26,422)	$(17,400)
Foreign	(25,739)	(20,005)
Loss before income taxes	$(52,161)	$(37,405)

   The Company’s provision for income taxes for the years ended December 31, 2013 and 2012 was as follows:

	Years Ended December 31,
	2013	2012
Loss before provision for income taxes	$(52,161)	$(37,405)

Combined statutory taxes at 34%	34.00%	34.00%
Adjustments for:
Reserves for uncertain tax positions	(1.00)%	(0.34)%
Research and tax credits	(0.10)%	1.42%
State and local taxes	(0.16)%	(0.13)%
Difference in tax rates	(1.42)%	(0.32)%
Stock-based compensation expense	(0.65)%	(0.64)%
Non-deductible expenses	(0.70)%	(3.39)%
Change in valuation allowance	(17.98)%	(28.61)%
Currency conversion	(0.05)%	(1.92)%
Foreign income taxed locally	(0.40)%	(0.36)%
Impairment of goodwill	(14.94)%	-%
Other	-%	(0.28)%
	(3.40)%	(0.57)%

   As described above in Note 2, the Company recorded an impairment of goodwill. Accordingly, the impact to the effective tax rate of (14.94)%  is presented in the above table labeled as “Impairment of goodwill.”

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

   The Company’s provision for income taxes for the years ended December 31, 2013 and 2012 is comprised of the following:

	Years Ended December 31,
	2013	2012
Current income tax provision (benefit):
U.S. Federal	$785	$(404)
U.S. State	91	42
Foreign	2	897
	$878	$535
Deferred income tax provision (benefit):
U.S. Federal	$24	$-
U.S. State	27	-
Foreign	845	(322)
	896	(322)
	$1,774	$213

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Deferred tax assets:
Loss carry-forwards	$90,307	$84,225
Deferred revenue	1,542	1,032
Tax credits	20,517	18,105
Research and development	1,762	2,256
Accrued expenses and reserves	12,233	9,650
Fixed assets and amortization	9,670	6,204
Inventory	2,007	2,890
Other	-	105
Total deferred tax assets	138,038	124,467
Less: valuation allowance	(135,510)	(123,556)
Net deferred tax assets	2,528	911
Deferred tax liabilities:
Other liabilities	(2,513)	(5)
Total deferred tax liabilities	(2,513)	(5)
Net deferred tax assets and liabilities	$15	$906
Presented as:
Current	$-	$-
Long-Term	15	906
Total	$15	$906

The components of the Company’s net deferred tax asset as of December 31, 2012 have been reclassified to conform to the 2013 presentation.

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

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit or (expense).

As of December 31, 2013, the Company had U.S. federal, state and foreign net operating loss carry forwards of approximately $116.0 million, $322.0 million and $190.0 million, respectively. These U.S. federal, state and foreign net operating loss carryforwards expire in varying amounts from 2022 to 2032, 2013 to 2032 and 2013 to indefinite, respectively. Foreign losses are primarily related to operations in Canada, Ireland and Israel.

   As of December 31, 2013, an evaluation was performed to determine if the net operating losses related to the Company’s French subsidiary required a valuation allowance. Based on the fact that such subsidiary has had a cumulative 3 year pre-tax loss, a full valuation was applied to its deferred tax asset balance. The remaining deferred tax asset as of December 31, 2013 represents net deferred tax assets in jurisdictions that are in a 3-year cumulative income position; therefore no valuation allowance is provided.

As of December 31, 2013, the Company had U.S. federal, state and foreign tax credits of approximately $3.4 million, $4.1 million and $14.5 million, respectively. The tax credits primarily relate to research tax credits and investment tax credits. The U.S. federal, state and foreign tax credits expire in varying amounts from 2022 to 2026, 2018 to 2027, and 2018 to indefinite, respectively.

   Utilization of the Company’s U.S. net operating loss carry forwards and tax credits are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382). The Company has determined that an ownership change occurred during 2012.

Dialogic Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

   Unrecognized tax benefits represent uncertain tax positions for which reserve have been established. As of December 31, 2013 and 2012, the total liability for unrecognized tax benefits was $2.7 million and $2.6 million, respectively, of which all would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax return filed in various jurisdictions closes, sometimes without adjustments. During the year ended December 31, 2013, the unrecognized tax benefits were reduced by $0.6 million as a result of expiration of statute of limitations in several jurisdictions, as well as cash settlements. This was offset in part by the establishment of reserves of $0.7 million for various matters in different jurisdictions.

   The aggregate change in the gross consolidated liability for uncertain tax positions, inclusive of interest and penalties, is as follows:

	December 31,
	2013	2012
Beginning balance	$2,605	$2,516
Increases based upon tax positions related to the current year	361	1,654
Increases based upon tax positions in prior years	342	35
Decreases for tax positions of prior years	(586)	(1,600)
	$2,722	$2,605

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the accompanying consolidated statements of operation and comprehensive loss. As of December 31, 2013 and 2012, the reserve for uncertain tax positions included interest and penalties of $0.9 million and $1.1 million, respectively. Interest and penalty expense, net was $0.3 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company classified the liability in the amount of $2.6 million and $2.3 million, respectively, as long term and $0.1 million and $0.3 million, respectively, as short term. The Company anticipates that during the next twelve months the total liability for unrecognized tax benefits may change by $0.1 million due to the expiration of different tax statutes or tax settlements. Any reduction due to expiring statutes would impact the Company’s effective tax rate.

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

Taxes on income earned by the Company’s subsidiaries in various countries have been accrued and are being paid in accordance with the laws of each country. Deferred income taxes are not provided on undistributed earnings of $47.7 million from certain foreign subsidiaries as of December 31, 2013. Such unremitted earnings are to be indefinitely reinvested outside the United States. At this time, the Company has deemed it impracticable to determine the amount of any tax payable if these amounts were repatriated. Determination of the liability is largely dependent on circumstances under which the remittance occurs.

Note 12 – Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and had made no contributions for the years ended December 31, 2013 or 2012.

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

Our management evaluated (with the participation of our principal executive officer and principal financial officer) our disclosure controls and procedures as of December 31, 2013, and concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

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

Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2013. Based on this evaluation, management concluded that as of December 31, 2013 our internal controls over financial reporting were effective and the material weaknesses identified in connection with its evaluation of our internal controls as of December 31, 2012 had been remediated.

Changes in Internal Controls

During the period ended December 31, 2013, we substantially completed our remediation efforts related to our controls over revenue recognition and entity level controls. As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

After the filing of our Form 10-K with the SEC on March 22, 2013, management identified certain accounting misstatements to previously issued financial statements that were the result of material weaknesses in internal control over financial reporting.

Exchange Act Rule 12b-2 defines a material weakness as a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Other than the completed remediation efforts described below, there were no changes to our internal control over financial reporting that occurred in the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(1)	Revenue recognition practices

The following significant deficiencies existed in internal control over revenue recognition as of December 31, 2012, which aggregated to a material weakness:

•

There was a lack of communication between operations and finance personnel regarding important sales terms.  Specifically, non-standard terms were agreed to between operations personnel and a customer that resulted in a misstatement of revenue during the second quarter of 2012.

•

There were ineffective controls over the confirmation of shipments.  Specifically, a shipment from one of our contract manufacturers occurred on a date that was later than the date originally confirmed. Also, there was a lack of an automated control to ensure that shipping occurs prior to invoicing.

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

Remediation

We have implemented the following remediation procedures that have addressed the material weakness described above. Specifically:

(a)

Training was implemented with all members of the Sales and Operations Departments so that they better understand the reasons why any change to terms requires communication with and approval of the legal and finance departments;

(b)	We have discontinued using intermediate common carriers for quarter-end shipments, unless specifically requested by our customers;
(c)

We have provided additional education and training to members of the finance department regarding revenue recognition rules to enable them to appropriately apply accounting requirements to revenue transactions and perform a sufficient review of terms and conditions of revenue transactions to determine their impact on revenue recognition; and

(d)

We are working on implementing automated controls which will ensure that invoices are only generated upon actual verified shipment of our product. In the interim, we have implemented manual controls to ensure that invoicing reflects only shipments that were actually processed and that revenue on such shipments is recognized in the correct accounting period.

(2)	Breach of entity level controls

There was a material weakness identified related to the Control Environment and Information and Communication components of 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This material weakness relates to an inadequate tone within the finance department to implement and maintain an effective control environment in accordance with our Code of Conduct, evidenced by:

(a)	Communication by the finance department of incomplete information concerning certain financial reporting matters; and
(b)	Failure of our finance department to communicate and enforce existing accounting policies and procedures.

   Remediation

   We have implemented the following remediation procedures that have addressed the material weaknesses described above. Specifically:

(a)	We have provided additional education and training on the importance of effective communication within the finance department;
(b)	Our legal department has provided training sessions to all employees regarding our enforcement of existing policies and procedures; and

(c)	Our legal and human resources departments have implemented a company-wide training program for all employees to enhance knowledge of our existing policies and procedures.

   Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

   Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Item 9B.  Other Information

   On March 28, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Term Loan Agreement. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

   On March 28, 2014, we entered into a Twenty-Second Amendment (the “Twenty-Second Amendment”) to the Revolving Credit Agreement. Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provides that the EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.   Under the Twenty-Second Amendment, the EBITDA remains set at $6.0 million and will be increased by 80% of pro forma adjustment to EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement).  The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholder (“2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Election of Directors” “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers of the Company,” “Code of Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans.”

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Principal Accountant Fees and Services.”

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

DIALOGIC INC.

Date: March 31, 2014	By:	/s/ Robert Dennerlein
		Name:	Robert Dennerlein
		Title:	Chief Financial Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Cook and Robert Dennerlein, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Cook Kevin Cook	Chief Executive Officer and President and Director (Principal Executive Officer)	March 31, 2014

/s/ Robert Dennerlein Robert Dennerlein	Chief Financial Officer (Principal Financial Officer)	March 31, 2014

/s/ Patrick Jones Patrick Jones	Chairman, Board of Directors and Director	March 31, 2014

/s/ Nick DeRoma Nick DeRoma	Director	March 31, 2014

/s/ Dion Joannou Dion Joannou	Director	March 31, 2014

/s/ Richard Piasentin Richard Piasentin	Director	March 31, 2014

/s/ Rajneesh Vig Rajneesh Vig	Director	March 31, 2014

/s/ W. Michael West W. Michael West	Director	March 31, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Acquisition Agreement, dated May 12, 2010 by and between Registrant and Dialogic Corporation	8-K	001-33391	2.1	5/14/2010

3.1	Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	331-138121	3.1	1/22/2007

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	S-1/A	331-138121	3.2	3/30/2007

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.1	9/14/2012

3.6	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006

3.7	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010

3.8	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock	8-K	001-33391	3.1	4/13/2012

4.1	Specimen stock certificate	S-1/A	333-138121	4.2	3/30/2007

4.2	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012

4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	4/16/2012

4.4	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	001-33391	10.11	5/15/2012

4.5	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified in the Schedule of Purchasers thereto.	8-K	001-33391	10.1	4/13/2012

4.6	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	001-33391	10.2	4/13/2012

4.7	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic Inc. and the buyers signatory thereto.	8-K	001-33391	4.1	2/11/2013

10.1*	2001 Equity Incentive Plan and forms of related agreements.	S-1	333-138121	10.14	10/20/2006

10.2*	2003 Israeli Share Option Plan.	S-1/A	333-138121	10.15	3/16/2007

10.3*	Amended and Restated 2006 Equity Incentive Plan, as amended.	8-K	001-33391	99.1	5/13/2013

10.4*	2006 Employee Stock Purchase Plan, as amended.	10-K	001-33391	10.5	4/16/2012

10.5*	Letter, dated November 29, 2007, issued by the Registrant and addressed to Mike West.	10-K	001-33391	10.41	3/14/2008

10.6	Dialogic Support Agreement, dated May 12, 2010.	8-K	001-33391	99.2	5/10/2010

10.7*	Service Agreement, dated December 30, 2010, between Nick Jensen and Registrant.	8-K	001-33391	10.1	1/6/2011

10.8	Second Amended and Restated Credit Agreement by and among Dialogic Corporation, the Registrant, the subsidiary guarantors that are signatories thereto, the lenders that are signatories thereto and Obsidian, LLC dated October 1, 2010.	10-K	001-33391	10.53	3/31/2011

10.9	Credit Agreement, by and among Dialogic Corporation, the financial institutions named as lenders on the signature pages thereto and Wells Fargo Foothill Canada ULC dated March 5, 2008 (the “2008 Credit Agreement”).	10-K	001-33391	10.55	3/31/2011

10.10	Consent and Thirteenth Amendment to the 2008 Credit Agreement, dated October 1, 2010.	10-K	001-33391	10.54	3/31/2011

10.11	Consent and Fourteenth Amendment to the 2008 Credit Agreement, dated December 15, 2010.	10-Q	001-33391	10.1	08/15/2011

10.12	Consent and Fifteenth Amendment to the 2008 Credit Agreement, dated January [•], 2011.	10-Q	001-33391	10.2	08/15/2011

10.13	Consent and Sixteenth Amendment to the 2008 Credit Agreement, dated July [•], 2011.	10-Q	001-33391	10.3	08/15/2011

10.14	Waiver and Seventeenth Amendment to the 2008 Credit Agreement, dated March 22, 2012.	10-Q	001-33391	10.9	5/15/2012

10.15	Eighteenth Amendment to the 2008 Credit Agreement, dated April 11, 2012.	8-K	001-33391	10.4	4/13/2012

10.16	Nineteenth Amendment to the 2008 Credit Agreement, dated November 13, 2012.	8-K	001-33391	10.7	11/13/2012

10.17	Waiver and Twentieth Amendment to the 2008 Credit Agreement, dated February 7, 2013.	8-K	001-33391	10.3	2/11/2013

10.18	Consent and Twenty-First Amendment, dated June 26, 2013, by and among Dialogic Corporation, Wells Fargo Foothill Canada ULC and certain lenders.	10-Q	001-33391	10.6	8/14/2013

10.19	Consent Agreement, dated May 20, 2013, by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and certain lenders.	10-Q	001-33391	10.3	8/14/2013

10.20	Third Amended and Restated Credit Agreement, dated March 22, 2012 (the “Third Amended and Restated Credit Agreement”), by and among Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC, Tennenbaum Opportunities Partners V, LP and Dialogic Corporation, a British Columbia corporation.	10-Q	001-33391	10.8	5/15/2012

10.21	First Amendment to Third Amended and Restated Credit Agreement, dated April 11, 2012.	8-K	001-33391	10.3	4/13/2012

10.22	Second Amendment to Third Amended and Restated Credit Agreement, dated November 6, 2012.	8-K	001-33391	10.6	11/13/2012

10.23	Third Amendment to the Third Amended and Restated Credit Agreement, dated February 7, 2013.	8-K	001-33391	10.2	2/11/2013

10.24	Waiver Agreement, dated May 20, 2013, by and among Registrant, Dialogic Corporation, Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP.	10-Q	001-33391	10.2	8/14/2013

10.25	Letter Agreement, dated June 11, 2013, by and between Dialogic Inc. and John Hanson.	8-K	001-33391	10.1	6/14/2013

10.26	Consent to Credit Agreement, dated June 26, 2013, by and among Dialogic Inc., Dialogic Corporation, Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP.	10-Q	001-33391	10.5	8/14/2013

10.27	Letter dated March 10, 2011 from the Term Lenders to the Registrant.	10-K	001-33391	10.56	3/31/2011

10.28*	Letter Agreement between Kevin Cook and Registrant.	10-Q	001-33391	10.9	11/14/2012

10.29	Letter Agreement, dated June 11, 2013, by and between Dialogic Inc. and John Hanson.

10.30	Consulting Agreement between Nick Jensen and Registrant.	10-Q	001-33391	10.8	11/14/2012

10.31*	Form of Indemnity Agreement.	8-K	001-33391	10.5	4/13/2012

10.32	Forbearance Agreement, dated November 14, 2011, by and between Dialogic Corporation, the lenders from time to time party thereto and Wells Fargo Foothill Canada ULC (“Forbearance Agreement”).	8-K	001-33391	10.1	11/18/2011

10.33	Amendment No. 2 to Forbearance Agreement, dated as of January 5, 2012.	8-K	001-33391	10.2	1/6/2012

10.34	Amendment No. 3 to Forbearance Agreement, dated as of February 6, 2012.	8-K	001-33391	10.2	2/6/2012

10.35	Amendment No. 4 to Forbearance Agreement, dated as of March 5, 2012.	8-K	001-33391	10.2	3/5/2012

10.36	Form of Letter Agreement, dated May 10, 2012, between Registrant and certain stockholders of Registrant.	8-K	001-33391	10.1	5/11/2012

10.37	Form of First Amendment to Voting Agreement, dated May 10, 2012 between Registrant and certain stockholders of Registrant.	8-K	001-33391	10.2	5/11/2012

10.38	Letter, dated January 5, 2012 from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to Registrant and Dialogic Corporation.	8-K	001-33391	10.1	1/6/2012

10.39	Letter, dated February 2, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to Registrant and Dialogic Corporation.	8-K	001-33391	10.1	2/6/2012

10.40	Letter, dated March 1, 2012, from Obsidian, LLC, Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP to Registrant and Dialogic Corporation.	8-K	001-33391	10.1	3/5/2012

10.41	Subscription Agreement, dated March 22, 2012, by and among Registrant and the purchasers identified on the Schedule of Purchasers thereto.	10-Q	001-33391	10.10	5/15/2012

10.42	Subscription Agreement dated February 7, 2013, by and among Registrant and the purchasers identified on the Schedule of Purchasers thereto.	8-K	001-33391	10.1	2/11/2013

10.43	Form of Voting Agreement entered into March 22, 2012, between the Registrant and certain stockholders of Registrant.	10-Q	001-33391	10.12	5/15/2012

10.44	Form of First Amendment to Voting Agreement dated May 1, 2012.	8-K	001-33391	10.2	5/11/2012

10.45	Form of Letter Agreement, dated May 1, 2012, between Registrant and the purchasers identified on the Schedule of Purchasers referenced thereto.	8-K	001-33391	10.1	5/11/2012

10.46	Employment Agreement, dated November 16, 2012, between Anthony Housefather and Registrant.	10-K	001-33391	10.39	3/22/2013

10.47	Offer Letter by and between Dialogic Inc. and Robert M. Dennerlein executed by Dialogic Inc. on September 17, 2013.	8-K	001-33391	10.1	9/23/2013

10.48	Partial Release of Intellectual Property Security Agreement, dated June 25, 2013, executed by Obsidian, LLC.	10-Q	001-33391	10.7	8/14/2013

10.49	Fourth Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2014 by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	X

10.50	Twenty-Second Amendment to Credit Agreement, dated March 28, 2014 by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney. Reference is made to the signature page hereto.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.	X

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.	X

101.INS†	XBRL Instance Document.	X

101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document.	X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*Management contract, compensatory plan or arrangement.

#The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dialogic Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

†Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.