Form 10-K/A
Dialogic Inc.
filed 2014-04-30
CIK 1366649

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 23, 2014, 16,251,711 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 and to update Item 15 of Dialogic Inc.’s (“Company,” “we,” “our,” “us”) Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “2013 10-K”), to include information previously omitted from the 2013 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file a  definitive proxy statement before April 30, 2014 (i.e., within 120 days after the end of our 2013 fiscal year) pursuant to Regulation 14A. Accordingly, the reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report has been deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of our 2013 10-K have been amended and restated in their entirety and Item 15 has been updated as provided herein. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 31, 2013 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2013 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Biographical information with respect to our directors and executive officers as of March 31, 2014 is provided below.

Kevin Cook, age 56, has served as a member of the Board since February 2013. Mr. Cook has served as our President and Chief Executive Officer since August 2012. Prior to his current position, Mr. Cook served as our President and Chief Operating Officer from December 2011 until August 2012; Executive Vice President, Worldwide Field Operations from October 2010 to December 2011; and as Dialogic Corporation’s Senior Vice President, Worldwide Sales and Support since October 2008. From January 2005 to August 2008 Mr. Cook served as Vice President, North America at Avaya Inc. and from 2003 to 2004 as Vice-President of Avaya Global Services, a business collaboration and communications solutions company. Mr. Cook has degrees in Business Administration and Communications from the University of Wisconsin. Mr. Cook’s sales and business experience has provided him with operational and industry expertise and this expertise together with his leadership skills are important to the Company’s Board of Directors (the “Board”).

Giovani Richard Piasentin, age 45, has served as a member of the Board since June 2012. Mr. Piasentin has served as Vice President and Managing Director, U.S. Sales Marketing and Operations for Research In Motion, a wireless communications company, since September 2011. Prior to his current position, he served as Research In Motion’s Global Vice President, Commercial Operations from July 2009 to September 2011. From April to July 2009, he was an advisor to Matlin Patterson, a private equity firm, and he held various positions with Nortel, a multinational telecommunications and data networking equipment manufacturer from 1992 until April 2009, most recently that of Global Vice President, Commercial Operations & Sales Transformation from October 2006 until April 2009. Mr. Piasentin received a B.Sc. in Electrical Engineering from Queen’s University in Ontario and completed the Finance for Senior Leaders Program at the London Business School. Mr. Piasentin’s financial and business experience is important to the Board.

Nick DeRoma, age 68, has served as a member of the Board since March 2012. From August 2009 to December 2011, Mr. DeRoma was Executive Vice President, Chief Legal and Compliance Officer at Alcoa Inc., a multinational aluminum producer. Before joining the executive leadership team at Alcoa, Mr. DeRoma was a self-employed consultant as well as a partner at the executive search firm of Rosenzweig & Company from 2005 to August 2009. Mr. DeRoma also served as the Senior Vice President and Chief Legal Officer at Nortel Networks, a multinational telecommunications and data networking equipment manufacturer, from 1998 to 2005. Earlier, he was employed by IBM, a multinational technology and consulting company, for many years and served in numerous positions, including General Counsel-IBM North America, General Counsel-IBM Europe, Middle East, Africa, and General Counsel-IBM World Trade Asia. Mr. DeRoma holds a B.S in Finance from the University of Connecticut and a J.D. from the William & Mary School of Law. In addition, he is a recipient of an Executive MBA from the Harvard School of Business, Harvard University. Mr. DeRoma’s experience in emerging markets and his strong background in legal and corporate compliance matters are important to the Board.

Rajneesh Vig, age 42, has served as a member of the Board since October 2010 and as a member of board of directors of Dialogic Corporation since 2006. Since January 2011, Mr. Vig has served as a Managing Partner with Tennenbaum Capital Partners, an investment company, where he also served as a Partner from 2009 to 2011 and Managing Director from 2007 to 2009. Prior to joining Tennenbaum, Mr. Vig was a Director in Deutsche Bank’s Global Markets division from June 2006 to October 2006 and a Director in the bank’s Technology Investment Banking group from September 1999 to May 2006. Deutsche Bank is a global banking and financial services company. He also held positions before that at PricewaterhouseCoopers and Arthur Andersen, both multinational professional services firms. Mr. Vig received a B.A. in Economics and Political Science from Connecticut College and earned his MBA in Finance from New York University. He is also a licensed CPA and has successfully completed the CFA program. Mr. Vig’s financial experience and expertise in the debt market are important to the Board.

Dion Joannou, age 48, has served as a member of the Board since October 2010 and as a member of the board of directors of Dialogic Corporation since December 2007. He also serves on the board of directors of DuCool Ltd., a leading manufacturer of air treatment solutions, and as an advisor to Towerbrook, a private equity group and formerly one of our principal stockholders.  From May 2012 to December 2013, Mr. Joannou served as Chief Executive Officer of Advantix, a telecommunications company.  Mr. Joannou previously served in various roles at Nortel Networks, a multinational telecommunications and data networking equipment manufacturer, from 1993 to August 2007, including President of Nortel North America from August 2005 to August 2007. Mr. Joannou holds a B.A. in Marketing from Southern Illinois University and an MBA from the University of Miami. Mr. Joannou’s knowledge of the telecommunications industry and his marketing and sales experience are important to the Board.

Patrick S. Jones, age 69, has served as a member of the Board since June 2012. Mr. Jones has been a private investor since March 2001. From June 1998 to March 2001, Mr. Jones was the Senior Vice President and Chief Financial Officer of Gemplus International S.A. (now GEMALTO N.V.), or Gemplus, a provider of solutions empowered by smart cards. Prior to Gemplus, from March 1992 to June 1998, he was vice president and corporate controller at Intel Corporation, a producer of microchips, computing and communications products. Prior to that, Mr. Jones served as Chief Financial Officer of LSI Corporation (formerly known as LSI Logic), a semiconductor company. Mr. Jones has served as chairman of the boards of directors of Lattice Semiconductor Corporation, a fabless semiconductor company, since January 2005. He has also served as a member of the boards of directors of Fluidigm Corporation, a microfluidic systems company, since March 2011, and InsideSecure SA, a fabless semiconductor company, since April 2006. Mr. Jones previously served on the boards of directors of Openwave Systems Inc., a telecom infrastructure software provider, from 2007 to 2012, Novell, Inc., an enterprise infrastructure software provider, from 2007 to 2011, Genesys SA, a provider of integrated multimedia conferencing and collaboration services, from 2001 to 2009, QRS Corporation, a technology company that serves the global retail trading community with collaborative commerce solutions, from 2003 to 2008, Epocrates, Inc., a provider of clinical solutions to healthcare professionals and interactive services to the healthcare industry, from October 2005 until 2013, and Liberate Technologies, a provider of software for digital cable television systems, from 2003 to 2008. Mr. Jones received a B.A. from the University of Illinois and an MBA from St. Louis University. Mr. Jones’ financial and business experience is important to the Board.

W. Michael West, age 63, has served as a member of the Board since November 2007. Mr. West has served as a director of Extreme Networks, Inc., a provider of network infrastructure solutions and services, since August 30, 2006 and as the chairman of its board of directors from September 2004 until October 2006. From June 2003 to July 2004, Mr. West served as director of Larscom Incorporated, a telecommunications equipment provider. From April 2002 to June 2003, Mr. West served as Chief Executive Officer of VINA Technologies, Inc., a telecommunications equipment provider, and served as chairman of its board of directors from June 1999 to June 2003. From September 1997 to January 1998, Mr. West served as Executive Vice President for Lucent Technologies, a communications company. From February 1995 to July 1997, Mr. West was President, Chief Operating Officer and a director of Octel Communications, a telecommunications equipment provider, after having served as an Executive Vice President from September 1986 to February 1995. Mr. West held multiple positions at Rolm Corp, a telecommunications company, from 1979 to September 1986, most recently as general manager of the National Sales Division. Mr. West’s previous managerial experience and industry knowledge are important to the Board.

Anthony Housefather, age 44, has served as our Executive Vice President, Corporate Affairs, General Counsel and Corporate Secretary since November 2011. Prior to his current position, he served as Executive Vice President and Chief Administrative Officer between October 2010 and November 2011. Mr. Housefather served as Dialogic Corporation’s Executive Vice President, Corporate Affairs, General Counsel and Corporate Secretary from October 2007 to October 2010. From April 2001 to October 2007, he served as Dialogic Corporation’s Vice President, Legal and Contracts and Corporate Secretary, from December 1998 to April 2001, as Dialogic Corporation’s Director of Contract and Program Management and as Dialogic Corporation’s Legal Department Manager between August 1997 and December 1998. He also served as project manager for Dialogic Corporation’s integration of Intel’s media and signaling business in 2006, the business of EAS and its subsidiaries in 2007 and NMS Communications Corporation’s Communications Platform business in 2008, as well as project manager for the integration of the Veraz Networks and Dialogic Corporation businesses following the Business Combination in 2010.

Robert M. Dennerlein, age 54, has served as our Executive Vice President, Finance and Chief Financial Officer since September 2013. Prior to his current position, he served as chief financial officer for Raritan, Inc, a provider of data center solutions for controlling and monitoring IT infrastructure and energy management from January 2006 until July 2013. From May 2003 until January 2006, Mr. Dennerlein served as chief financial officer for Globix, Inc, a provider of managed application services, IP infrastructure management and optical networking solutions and, from January 2003 to May 2003, as vice president and controller. Prior to joining Globix, from August 2001 until January 2003, Mr. Dennerlein served as vice president and controller for OpNext, Inc., a global optical components joint venture created by a spinoff from Hitachi and a venture capital investment by Clarity Partners. From July 1999 until August 2001, Mr. Dennerlein served as the director of accounting and external reporting for Agere Systems, Inc. (formerly the Microelectronics division of Lucent Technologies), a global manufacturer of optical components and integrated circuits for the telecommunications industry. From June 1992 until July 1999, Mr. Dennerlein held various management positions at International Specialty Products, Inc., a global specialty chemicals manufacturer. Mr. Dennerlein is a Certified Public Accountant and received a Masters in International Business degree from Seton Hall University. He also holds a Bachelor of Science in Accounting from Seton Hall University.

The Board currently has seven directors and is divided into three classes.

•	Messrs. Nick DeRoma and Rajneesh Vig’s term will expire at the 2014 Annual Meeting of Stockholders;
•	Messrs. Dion Joannou, Patrick S. Jones and W. Michael West’s term will expire at the 2015 Annual Meeting of Stockholders; and
•	Messrs. Kevin Cook and Giovanni Piasentin’s term will expire at the 2016 Annual Meeting of Stockholders.

Each class of directors consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term.    Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

Giovani Richard Piasentin was appointed to the Board in June 2012 at the recommendation of Nick DeRoma, Dion Joannou and Pat Jones, all independent directors, and Kevin Cook was appointed to the Board in February 2013. W. Michael West was previously elected by the stockholders. Dion Joannou and Rajneesh Vig, were appointed to the Board in 2010 in connection with our business combination with Dialogic Corporation, a British Columbia corporation, in accordance with the terms of an acquisition agreement, dated May 12, 2010, which we refer to herein as the Business Combination.  Patrick Jones was appointed to the Board in June 2012. Nick DeRoma was appointed to the Board in March 2012. Messrs. DeRoma, Joannou, Piasentin and Vig have agreed to be Board designees of Tennenbaum Capital Partners, in accordance with the Certificate of Designations, Preferences and Rights of the Series D-1 Preferred Stock of the Company, the outstanding stock of which is all held by Tennenbaum Capital Partners.

Audit Committee

The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of its financial statements. The Audit Committee is currently composed of three directors: Messrs. Jones, West and DeRoma.

The Board has determined that Mr. Jones qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Jones’ level of knowledge and experience based on a number of factors, including his formal education and experience as a  senior executive officer with financial oversight functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all reports required by Section 16(a) of the Exchange Act with respect to our officers, directors and greater than 10% beneficial owners were timely filed.

Code of Conduct and Ethics

We have adopted the Dialogic Inc. Code of Conduct and Ethics applicable to our directors, officers (including our principal executive officer and principal financial officer), and employees. The Code of Conduct and Ethics is available on our website at investor.dialogic.com/governance.cfm. Information contained in, or accessible through, our website is not a part of this report. We intend to promptly disclose (1) the nature of any amendment to our Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct and Ethics by posting such information on our website at the address and the locations specified above.

Item 11.  Executive Compensation

Executive Compensation

Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer, our former Chief Financial Officer, and our two other most highly compensated executive officers at December 31, 2013, or, collectively, the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
Kevin Cook (3)...............................	2013	500,000	100,000	1,057,500	—	132,000 (4)	1,789,500
President and Chief Executive Officer	2012	500,000	171,500(5)	—	—	177,979 (6)	849,479
Robert Dennerlein (7).....................	2013	74,800	—	—	—	—	74,800
Executive Vice President, Finance and Chief Financial Officer
John Hanson.................................	2013	192,308		—	—	280,554 (9)	472,862
Former Executive Vice President and Chief Financial Officer	2012	400,000	150,000 (8)	12,600	75,000	—	637,600
Anthony Housefather.......................	2013	243,126 (10)	—	99,500	—	—	342,626
Executive Vice President Corporate Affairs and General Counsel	2012	252,522(10)	62,987 (10)	10,000	50,000	7,525 (10)(11)	383,034

(1)The dollar amounts in this column represent the aggregate grant date fair value calculated in accordance with FASB ACT Topic 718, for all restricted stock unit awards granted during the indicated year. The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

(2)The dollar amounts in this column represent the aggregate grant date fair value of stock option awards granted pursuant to our equity compensation plans in the year ended December 31, 2013. These amounts have been calculated in accordance with FASB ACT Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(3)Mr. Cook was appointed President and Chief Executive Officer on August 9, 2012.

(4)Reflects the market value of 150,000 RSUs which vested on August 8, 2013.

(5)Includes $71,500 of a bonus paid to Mr. Cook in April 2013 for his performance in the second half of 2012.

(6)Consists of $174,195 of commissions earned in the year ended December 31, 2012 and a car allowance of $3,784 through August 9, 2012.

(7)Mr. Dennerlein was appointed Executive Vice President, Finance and Chief Financial Officer on September 23, 2013

(8)Consists of a $150,000 bonus paid to Mr. Hanson in March 2013 that was earned in 2012.

(9)Paid out vacation and severance payments.

(10)Converted from Canadian dollar payments to U.S. dollars at the exchange rate in effect on the date of each payment.

(11) Consists of a car allowance paid in 2012.

Narrative To Summary Compensation Table

Employment Agreements

We have entered into employment agreements with our Named Executive Officers, as further described below.

Kevin Cook. On December 5, 2011, we entered into an Amended and Restated Employment Agreement with Mr. Cook, or the Cook Agreement. Pursuant to the Cook Agreement, Mr. Cook was paid an annual base salary of $500,000, less applicable deductions and withholdings, and was eligible to earn target commissions of $300,000 per year based on 100% achievement of the annual target revenue objectives as set by the Board. In addition, Mr. Cook was eligible to earn a performance incentive award of up to $100,000 per year beginning in 2012 based on the level of achievement against our annual EBITDA performance objectives as set by the Board. In addition, Mr. Cook was also eligible to receive a payment of $50,000 on each of the following dates, provided that on each such date he remained employed by the Company: February 15, 2012, August 15, 2012, February 15, 2013 and August 15, 2013.

On August 9, 2012, we entered into an offer letter with Mr. Cook, or the Cook Offer Letter, which superseded the terms of the Cook Agreement. Under the terms of the Cook Offer Letter, Mr. Cook is entitled to an annual base salary of $500,000 and an annual performance-based incentive bonus of up to USD $400,000, payable at the discretion of the Board based on achievement of performance objectives as determined by the Board; provided however, that Mr. Cook’s incentive bonus target was set at $200,000 for the second half of 2012 based on corporate and individual goals approved by the Board. Furthermore, Mr. Cook was entitled to receive compensation for commissions he earned under the Company’s sales incentive plan between January 1, 2012 and June 30, 2012 at the rate of $300,000 per annum at 100% of target, as well as retention incentive compensation payments pursuant to the Cook Agreement described above, in multiple payments of $50,000 on each of August 15, 2012, February 15, 2013 and August 15, 2013, which payments were subject to his continuous service and certain corporate and individual goals set forth by the Board.

John Hanson. On September 27, 2011, we entered into an offer letter with Mr. Hanson, or the Hanson Agreement. Under the terms of the Hanson Agreement, Mr. Hanson was entitled to an annual base salary of $400,000 and an annual performance-based incentive bonus of up to 50% of his annual salary at the discretion of the Board based on achievement of performance objectives as determined by the Board and the Chief Executive Officer; provided however, that, under the terms of the Hanson Agreement and subject to his continued service, Mr. Hanson’s incentive bonus target was set at $50,000 for the year ending December 31, 2011 and a target of $150,000 for the year ending December 31, 2012.

On June 11, 2013, we entered into a letter agreement (the “Letter Agreement”) with Mr. Hanson in connection with his resignation from the Company. Pursuant to the Letter Agreement, Mr. Hanson received (i) a lump sum cash payment of $250,000.00, less all applicable withholdings and deductions which was paid in equal installments on the Company’s normal payroll schedule for the first four (4) months following June 14, 2013  and (ii) up to six months of the Company’s portion of Mr. Hanson’s monthly premium payments for medical, dental and vision coverage subject to his payment of the applicable employee contribution (based on his current coverage selection and based on the same amount which the Company contributed to such benefits during his employment). All payments required under the Letter Agreement have been paid. Mr. Hanson granted a general release to the Company in the Letter Agreement and the Company granted a separate release to Mr. Hanson.

Anthony Housefather. On October 1, 2010, we entered into an Amended and Restated Employment Agreement with Mr. Housefather, or the First Housefather Agreement. Under the terms of the First Housefather Agreement, Mr. Housefather was entitled to an annual base salary of CAD $250,000 and an annual performance-based incentive bonus equal to $50,000 per year based on achievement of performance objectives as determined by the Board.

On November 16, 2012, we entered into an Amended and Restated Employment Agreement with Mr. Housefather, or the Housefather Agreement, which superseded the terms of the First Housefather Agreement. Under the terms of the Housefather Agreement, Mr. Housefather is entitled to an annual base salary of CAD $260,000 and an annual performance-based incentive bonus of up to 35% of his annual salary at the discretion of the Board based on achievement of performance objectives as determined by the Board and the Chief Executive Officer.

Robert Dennerlein.  On September 17, 2013, the Company entered into an offer letter with Mr. Dennerlein, or the Dennerlein Agreement. Under the terms of the Dennerlein Agreement, Mr. Dennerlein is entitled to an annual base salary of $300,000, less applicable deductions and withholdings, and is eligible to receive an annual performance-based incentive bonus with a target equal to 50% of his annual salary at the discretion of the Board, based on the achievement of performance objectives as determined by the Board and the Chief Executive Officer.

In accordance with the terms of the Dennerlein Agreement, subject to approval of the Board, Mr. Dennerlein will be issued stock option and/or restricted stock units with the aggregate value of $300,000, based on the closing price per share of the Company’s Common Stock on the OTC Bulletin Board on the grant date.  This grant will be subject to vesting and will be made pursuant to the terms of the Company’s stock option plan at the time of the grant, as such stock option plan may be modified from time to time. This grant has not yet occurred.

Commission Plan

In accordance with the Cook Offer Letter, Mr. Cook is eligible to earn on target commissions, which are paid quarterly based on our quarterly financial revenue achievement against our quarterly revenue plan as approved by the Board, whereby 100% achievement of revenue attainment results in aggregate commissionable earnings of $300,000 per annum, or $75,000 per quarter. Commissionable earnings are not capped and are not guaranteed. No commission is paid for performance below 70% revenue attainment for a given quarter. Mr. Cook earned $174,195 of commissions earned in the year ended December 31, 2012 and no commissions in the year ended December 31, 2013.

Equity Awards

Outstanding Equity Awards At December 31, 2013

The following table shows certain information regarding outstanding equity awards at December 31, 2013 for the Named Executive Officers. Mr. Dennerlein and Mr. Hanson had no equity awards as of December 31, 2013.

Name	Option Awards				Restricted Stock Unit Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (2)	Option Expiration Date	Number of Restricted Stock Units That Have Not Vested (#)	Market Value of Restricted Stock Units That Have Not Vested ($)(3)
Mr. Cook.............................	10,8001,80011,2878,50035,001	0 0 1,313(4) 3,500(5) 34,999(6)	$31.00 $31.00 $31.00 $23.95 $5.90	10/1/2018 6/12/2019 5/1/2020 2/24/2021 12/16/2021	300,000	105,000
Mr. Housefather...................	10,332(7)	0	$ 5.00	1/1/2014	25,000	8,750
	3,600(7)	0	$ 31.00	6/22/2014
	645(7)	75(8)	$ 31.00	5/11/2020
	3,541	1,459(9)	$ 23.95	2/24/2021
	3,333	6,667(10)	$ 3.15	8/09/2022

(1)The number of shares reflects a 5-for-1 Reverse Stock Split of the Company’s issued and outstanding common stock, $0.001 par value per share, effective September 15, 2012.

(2)This price reflects a 5-for-1 Reverse Stock Split of the Company’s issued and outstanding common stock, $0.001 par value per share, effective September 15, 2012.

 (3)The dollar amounts in this column represent the aggregate grant date fair value of all restricted stock unit awards granted that have not vested. The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock as of December 31, 2013, which was $0.35.

(4)25% of the shares underlying such option shall vest on the first anniversary of May 1, 2011 and the balance of the shares shall vest in 36 equal consecutive monthly installments thereafter until fully-vested.

(5) The shares underlying such option shall vest in a series of 48 successive equal monthly installments upon the individual’s completion of each additional month of service over the four-year period measured from February 24, 2011.

(6)25% of the shares underlying such option shall vest on the first anniversary of December 16, 2011 and the balance of the shares shall vest in 36 equal consecutive monthly installments thereafter until fully-vested.

(7)Pursuant to the terms of that certain Acquisition Agreement executed by and between Dialogic Corporation, a British Colombia corporation, and the Issuer dated May 12, 2010 (the “Agreement”), the option to purchase common shares of Dialogic Corporation held by the reporting person were exchanged for an option to purchase the number of shares of common stock of the Issuer equal to the product of (1) the number of Dialogic Corporation common shares that were issuable upon exercise of the option immediately prior to the closing of the transactions contemplated by the Agreement on October 1, 2010, multiplied by (2) 0.9.

(8)25% of the option shares shall vest on the first anniversary of the May 11, 2010 and the balance of the option shares shall vest in 36 equal consecutive monthly installments thereafter until fully-vested.

(9)The shares underlying such option shall vest in a series of 48 successive equal monthly installments upon the individual’s completion of each additional month of service over the four-year period measured from February 24, 2011.

(10)25% of the option shares shall vest on the first anniversary of August 9, 2012 and the balance of the option shares shall vest in 36 equal consecutive monthly installments thereafter until fully-vested.

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

Kevin Cook. Pursuant to the Cook Offer Letter, in the event we terminate Mr. Cook’s employment without Cause or Mr. Cook resigns for Good Reason (as such terms are defined below), Mr. Cook will be entitled to receive (i) cash payments equal to 18 months of his then-current base salary, (ii) a cash payment equal to the annual bonus Mr. Cook would have received if he remained employed through the payment date, based on the actual achievement of the performance goals as determined by the Board and pro-rated based on the number of days Mr. Cook served as an active employee and (iii) cash payments made over time in an amount equal to the cost of continuing health insurance benefits for up to 18 months upon Mr. Cook’s timely election of COBRA continuation coverage, or, collectively, the Cook Severance Benefits. In each case, receipt of the Cook Severance Benefits by Mr. Cook is subject to (i) his continued compliance with the obligations under his Non-Disclosure, Confidentiality and Non-Solicitation Agreement, Invention and Secrecy Agreement, and Non-Competition and Non-Solicitation Agreement with the Company while receiving such Severance Benefits, (ii) the execution of a general release in favor of the Company, and (iii) his resignation from the Board of Directors if he is a member at the time of termination.

Robert Dennerlein. Under the Dennerlein Agreement, if we terminate Mr. Dennerlein’s employment without Cause or Mr. Dennerlein resigns for Good Reason (as such terms are defined below), Mr. Dennerlein will be entitled to receive (i) a cash payment equal to 12 months of his then-current base salary, (ii) his pro-rated bonus for such period if earned, and (iii) cash payments made over time in an amount equal to the cost of continuing health insurance benefits for Mr. Dennerlein and his covered dependents up to 12 months upon Mr. Dennerlein’s timely election of COBRA continuation coverage (collectively, the “Dennerlein Severance Benefits”). In each case, receipt of the Dennerlein Benefits by Mr. Dennerlein is subject to (x) his continued compliance with the obligations under his proprietary information and invention agreement with us while receiving such Dennerlein Severance Benefits, (y) the execution of a general release in our favor, and (z) his resignation from the Board if he is a member at the time of termination. If we terminate Mr. Dennerlein’s employment without Cause or Mr. Dennerlein resigns for Good Reason on or within 12 months of a Change of Control (as defined in the Dennerlein Agreement), Mr. Dennerlein will receive acceleration of vesting of his then-outstanding compensatory stock grants, as of the date of such termination, in addition to the Dennerlein Severance Benefits described above.

Anthony Housefather. Under the Housefather Agreement, in the event we terminate Mr. Housefather’s employment without Cause or Mr. Housefather resigns for Good Reason (as such terms are defined below), Mr. Housefather will be entitled to receive (i) cash payments equal to 15 months of his then-current base salary, (ii) a cash payment equal to the annual bonus Mr. Housefather would have received if he remained employed through the payment date, based on the actual achievement of the performance goals as determined by the Board and pro-rated based on the number of days Mr. Housefather served as an active employee (iii) cash payments made over time in an amount equal to the cost of continuing health insurance benefits from the date of his separation from service, until the earliest of (i) 15 months following Mr. Housefather’s separation of service or (ii) the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment (collectively, the “Housefather Severance Benefits”). In each case, receipt of the Housefather Severance Benefits by Mr. Housefather is subject to (i) his continued compliance with the obligations under his Non-Disclosure, Confidentiality and Non-Solicitation Agreement, Invention and Secrecy Agreement, and Non-Competition and Non-Solicitation Agreement with the Company while receiving such Housefather Severance Benefits, (ii) the execution of a general release in favor of the Company, and (iii) his resignation from the Board if he is a member at the time of termination. If we terminate Mr. Housefather’s employment without Cause or Mr. Housefather resigns for Good Reason within 12 months of a Change of Control (as defined in the Housefather Agreement), Mr. Housefather will receive full vesting of his compensatory stock grants, including any outstanding stock option and restricted stock unit grants, on the effective date of such termination in addition to the Housefather Severance Benefits described above

In general, under the Cook Agreement,  Dennerlein Agreement and Housefather Agreement, (1) “Cause” is defined as one or more of the following events: (i) executive’s conviction of a felony, (ii) executive’s commission of any act of fraud with respect to the Company, (iii) any intentional misconduct by executive that has a materially adverse effect upon our business that is not cured by executive within 30 days of a written notice, (iv) a breach by executive of any of executive’s fiduciary obligations as an officer that has a materially adverse effect upon our business that is not cured by executive within 30 days of a written notice, or (v) executive’s willful misconduct or gross negligence in performance of his duties, including executive’s refusal to comply in any material respect with the legal directives of such executive’s superior so long as such directives are not inconsistent with executive’s position or duties, that are not cured by executive within 30 days of a written notice; (2) “Good Reason” is defined as any one of the following events, which occurs without the executive’s consent: (i) material reduction of the executive’s then current base compensation, (ii) any material diminution of the executive’s duties, responsibilities or authority (excluding certain specific situations), or (iii) any requirement that the executive relocate to a work site more than 25 miles from our current location (or, in the case of the Housefather Agreement, any requirement that the Executive’s one-way commute increase by more than 50 miles); and (3) “Change of Control” is defined as any of the following: (i) a sale or other disposition of all or substantially all of our assets, (ii) a merger or other reorganization, in which our stockholders immediately prior to such transaction own less than 50% of the voting power of the surviving corporation, or (iii) any transaction or series of transactions, in which in excess of 50% of our voting power is transferred.

Each of the Cook Agreement and Dennerlein Agreement provides that, in the event that any benefits provided in connection with a change of control (or a related termination of employment) would be (i) considered a “parachute payment” within the meaning of Section 280G of the Code or (ii) subject to the excise tax imposed by Section 4999 of the Code, the executive officer will receive the greater, on an after-tax basis (taking account of all federal, state and local taxes and excise taxes), of the largest portion of such benefits that results in the executive’s receipt of the greatest economic benefit (notwithstanding that all or some portion of the benefits may be subject to the excise tax) or such lesser amount of benefits as would result in no portion of the benefits being subject to the excise tax.

Director Compensation

Board And Committee Fees And Awards

From July 1, 2012 until April 1, 2013, we provided the following cash compensation arrangements for each independent, non-employee director who is not employed by or affiliated with a stockholder or an affiliate of a stockholder that can exercise voting power over two percent or more of our common stock:

•	an annual retainer of $60,000;
•	the chairman of each committee of the Board would also receive an annual retainer of $30,000; and
•	each non-chair committee member of each of the committees of the Board would also receive an annual retainer of $10,000.

In addition in August 2012 the Board agreed to further amend the director cash compensation arrangements so that the Chairman of the Board was paid an additional annual retainer of $35,000.

In addition, we reimburse all of our directors for all reasonable expenses incurred in attending meetings of the Board and its committees.

The annual retainer and fees under the applicable director compensation structure are paid quarterly, in arrears, and pro-rated for any partial quarters of service.

We grant restricted stock units to eligible directors. From July 1, 2012 until July 1, 2013, each new eligible director was eligible to receive, at the time of his or her initial election or appointment to the Board, a restricted stock unit award covering a number of shares having, on the date of grant, a fair market value equal to $180,000, and vesting over three years. Subject to Board approval, on the date of each annual meeting of stockholders, each continuing eligible director was eligible to receive a restricted stock unit award covering a number of shares having, on the date of grant, a fair market value equal to $90,000, and vesting over one year.

In March 2013, the Board approved the following changes to the compensation for eligible directors (defined as a member of the Board who does not beneficially own 2% or more of our common stock, and who is not, and has not been in the previous 12 months, an employee of the Company or any of its affiliates) effective for cash compensation for service on or after April 1, 2013 and for equity compensation for service on or after July 1, 2013:

•	an annual retainer of $40,000;
•	the chairman of the Board receives an additional annual retainer of $30,000;
•	the chairman of each of the Audit Committee, Compensation Committee and Nominating Committee also receive an annual retainer of $20,000, $15,000 and $15,000, respectively; and
•	each non-chair committee member of the Audit Committee, Compensation Committee and Nominating Committee also received an annual retainer of $7,500 per year.
•

each new director will receive, at the time of his or her initial election or appointment to the Board, restricted stock units award for a number of shares equal to (i) $45,000 divided by (ii) the Fair Market Value (as defined in the Amended and Restated 2006 Equity Incentive Plan) of a share of our common stock on the date of grant, and vesting over three years.

•

In May 2014 and thereafter in May of each calendar year, each continuing director will be granted restricted stock units for a number of shares equal to (i) $45,000 divided by (ii) the Fair Market Value ( as defined in the Plan) of a share of our common stock, vesting over one year.

Consulting Arrangements

Prior to the Business Combination, Dialogic Corporation entered into a consulting arrangement with Mr. Joannou pursuant to which he provided consulting services to the senior management team. Pursuant to the consulting arrangement, Mr. Joannou was entitled to receive $7,500 per day for his consulting services. Mr. Joannou’s consulting agreement with Dialogic Corporation also included specific confidentiality, intellectual property ownership, non-compete and non-solicitation provisions. Mr. Joannou received no consulting fees pursuant to this arrangement during 2011. The consulting arrangement was terminated on May 1, 2012, effective as of October 2010.

On August 9, 2012, we entered into a letter agreement with Mr. Jensen, or the Jensen Letter Agreement.  Pursuant to the Jensen Letter Agreement, Mr. Jensen continued to serve as a member of the Company’s Board until his resignation in February 2013. The Jensen Letter Agreement also set forth Mr. Jensen’s ongoing role as a consultant to the Company for a period beginning August 9, 2012 and ending September 30, 2013. Under the terms of the Jensen Letter Agreement, Mr. Jensen was entitled to consulting fees at the rate of CAD $41,666 per month between September 2012 and December 2012 and CAD $33,333 per month between January 2013 and March 2013.

Director Compensation Table For Fiscal 2013(1)

The following table shows for the fiscal year ended December 31, 2013 certain information with respect to the compensation of all non-employee directors of the Company:

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Nick DeRoma.............................................................................................................	90,625	20,144	110,769
Dion Joannou.............................................................................................................	90,625	25,142	115,767
Patrick Jones.............................................................................................................	121,805	11,486	133,292
Richard Piasentin.......................................................................................................	70,751	12,639	83,390
W. Michael West.........................................................................................................	73,750	25,142	98,892

(1)Mr. Cook, our Chief Executive Officer, is not separately compensated for his service as a member of the Board. Nick Jensen, our former President and Chief Executive Officer, similarly was not separately compensated for his service as a member of the Board prior to his resignation from the Board in March 2013.  Due to his relationship with one of our principal stockholders, Mr. Vig is not entitled to compensation for his Board service.

(2)Consists of fees earned for Board and committee meeting attendance as described above.

(3)The dollar amounts in this column represent the aggregate grant date fair value of restricted stock units granted pursuant to our equity compensation plans in the year ended December 31, 2013. These amounts have been calculated in accordance with FASB ASC Topic 718. We measure the grant date fair value of stock awards using the closing price of our common stock on the grant date.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership Of
Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2014 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Entities Affiliated with Tennenbaum Capital Partners, LLC(2)......................................... 2951 28th Street, Suite 1000 Santa Monica, CA 90405	12,542,161	63.2
Eicon Dialogic Investment SRL(3)........................................................................... c/o Cidel Bank and Trust Inc. 1 Financial Plaza, Lower Collymore Rock St. Michael, NN11000 Barbados, West Indies	1,251,163	7.7
FS Finans III A/S................................................................................................... Vedbaek Strandvej 321 DK-2950, Vedbaek Denmark	1,002,169	6.1
GW Invest ApS(4)................................................................................................. Mosehoejvej 3B DK-2920, Charlotenlund Denmark	1,002,169	6.1
Executive Officers and Directors(5)
Nick DeRoma.......................................................................................................	24,596	*
Dion Joannou(6)...................................................................................................	160,788	*
Patrick Jones.........................................................................................................	16,380	*
Richard Piasentin...................................................................................................	17,593	*
Rajneesh Vig (2).....................................................................................................	12,542,161	63.2
W. Michael West(7)...............................................................................................	139,541	*
Kevin Cook (8).....................................................................................................	227,241	*
Robert Dennerlein...................................................................................................	—
Anthony Housefather (9).........................................................................................	12,757	*
John Hanson.........................................................................................................	—	*
All executive officers and directors as a group (10 persons)(10).....................................	13,141,057	65.1

  *Less than one percent.

(1)This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 16,251,696 shares outstanding on March 31, 2014, adjusted as required by rules promulgated by the SEC.

(2)Consists of (i) 1,316,931 shares held by Special Value Expansion Fund, LLC (“SVEF”), (ii) 3,121,128 shares held by Special Value Opportunity Fund, LLC (“SVOF”), (iii) 4,504,102 shares held by Tennenbaum Opportunities Partners V, LP (“TOP V”) and (iv) an aggregate of 3,600,000 shares issuable upon the exercise of warrants exercisable within 60 days after March 31, 2014 held by SVEF, SVOF and TOP V. SVEF holds warrants to purchase 498,516 shares, SVOF holds warrants to purchase 1,181,484 shares and TOP V holds warrants to purchase 1,920,000 shares. Tennenbaum Capital Partners, LLC (“TCP”) serves as investment advisor to SVEF, SVOF and TOP V. Mr. Vig, currently a member of our Board, is a partner at TCP. Mr. Vig disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(3)Messrs. Ben-Gacem and Guira, former members of the Board, and former Co-Heads of Investcorp Bank B.S.C.’s Technology Investment Group for Investcorp Bank B.S.C. Sipco Holdings Limited is the ultimate parent of the entities that manage the Investcorp Technology Investment Group partnerships that indirectly own Eicon Dialogic Investment SRL. Messrs. Ben-Gacem and Guira disclaim beneficial ownership of these shares, except to the extent of their pecuniary interest therein.

(4)Mr. Konnerup, a former member of the Board, owns and controls GW Invest ApS and may be deemed to beneficially own these shares.

(5)The address for each executive officer and director set forth herein is c/o Dialogic Inc., 1504 McCarthy Boulevard, Milpitas, California 95035.

(6)Includes 25,447 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2014 and 102,857 shares issuable upon the vesting of restricted stock units within 60 days after March 31, 2014.

(7)Includes 2,960 shares issuable upon the exercise of options exercisable within 60 days after March 31, 2014 and 102,863 shares issuable upon the vesting of restricted stock units within 60 days after March 31, 2014.

(8)       Consists of shares issuable upon the exercise of options exercisable within 60 days after March 31, 2014.

(9)Consists of shares issuable upon the exercise of options exercisable within 60 days after March 31, 2014.

(10)Includes the shares issuable upon the exercise of warrants within 60 days of March 31, 2014 as described in footnote 2 above, an aggregate of 205,720 shares issuable to our directors and executive officers upon the vesting of restricted stock units within 60 days after March 31, 2014 and an aggregate of 118,405 shares issuable to our directors and executive officers upon the exercise of options exercisable within 60 days after March 31, 2014.

Equity Compensation Plan Information

The following table provides certain information with respect to each of our equity compensation plans in effect as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders(1)	1,391,917 (2)(3)	$ 14.65	11,589,669(4)
Equity compensation plans not approved by security holders(5)	168,865	$ 26.77	—

Total.......................................................................	1,560,782	$ 15.96	11,589,669

(1)Includes securities issuable under the 2001 Equity Incentive Plan, the Veraz Networks, Inc. 2003 Stock Option Plan, the Dialogic Inc. 2006 Amended and Restated Equity Incentive Plan, or 2006 Plan, and the Veraz Networks, Inc. 2006 Employee Stock Purchase Plan, or ESPP.

(2)Excludes purchase rights currently accruing under the ESPP. Offering periods under the ESPP are 12-month periods, which are comprised of two six-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or the end of each semi-annual purchase period.

(3)Includes 817,929 shares of common stock subject to outstanding restricted stock units for which no weighted average exercise price has been assumed in this table.

(4)Includes (i) 1,278,491 shares of common stock available for issuance under the 2006 Plan and (ii) 311,178 shares of common stock available for issuance under the ESPP. Beginning in 2012, the number of shares of common stock reserved under the 2006 Plan automatically increases on January 1st of each year through 2016 by an amount equal to: (i) 4.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) a lesser amount determined by the Board. The number of shares of common stock reserved under our ESPP automatically increases on January 1st of each year by an amount equal to the lesser of: (i) 3.0% of our shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) 30,000 shares of common stock.

(5)Includes only options granted to former employees of Dialogic Corporation who, by the specific terms of their option grants from Dialogic Corporation, were entitled to exercise options following the termination of their employment with Dialogic Corporation. All of these options are fully vested nonstatutory options granted at 100% of fair market value on the date of grant, and must be exercised no later than 2014.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Transactions With Related Persons

Related – Person Transactions Policy And Procedures

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

The employment agreements with our current executive officers and the indemnification agreements with our executive officers and directors, each as described below, were approved in advance by the Board in accordance with the Code of Conduct and Ethics. All of the other transactions described below were entered into prior to the adoption of our Code of Conduct and Ethics or were entered into by Dialogic Corporation prior to the Business Combination and were updated as part of the Business Combination. Each of the transactions described below was approved by the Board.

Certain Related-Person Transactions

Employment Agreements

We have entered into employment and other agreements with our current and former executive officers, as further described in the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Employment Agreements” and “Executive Compensation—Post-Employment Compensation and Change of Control Benefits”  in Item 11.

Stock Option and Stock Award Grants to Executive Officers and Directors

We have granted stock options and/or stock awards to our executive officers and non-employee directors. See “Executive Compensation” and “Director Compensation” in Item 11.

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

Agreements with Tennenbaum Capital Partners

In connection with the Business Combination, on October 1, 2010, Dialogic Corporation entered into the Term Loan Agreement with Obsidian, LLC, as agent, and the Term Lenders, as lenders.

On March 22, 2012, we entered into a third amended and restated Term Loan Agreement with the Term Lenders, which among other things lowered stated interest rate to 10% from 15%, extended the maturity date to March 31, 2015 and established new covenants. Tennenbaum, a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 55% of our common stock as of December 31, 2013. Mr. Vig, a Managing Partner for TCP, currently serves as a member of our Board. Mr. Chan, a Principal for TCP, served as a member of our Board from April 2012 to June 2012. In connection with entering into the third amended and restated Term Loan Amendment, we issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share.

On April 11, 2012, we entered into a First Amendment to the Term Loan Agreement (the “First Amendment”). Pursuant to the First Amendment, the Term Loan Agreement was amended to permit the cancellation of $33.0 million of outstanding debt under the Term Loan Agreement in exchange for the Notes, and a share of our Series D-1 Preferred Stock, subject to payment of a prepayment premium of $1.5 million. The Term Loan Agreement was also amended to permit us to issue the remaining Notes sold in the Private Placement. On August 8, 2012, the Notes were converted into common stock.

On November 6, 2012, we entered into a Second Amendment to the Term Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the financial covenants in the Term Loan Agreement, including the minimum EBITDA and the minimum liquidity covenants, were amended to postpone the application of the financial covenants. Previously the financial covenants would have commenced in the fiscal quarter ending March 31, 2013 and under the terms of the Second Amendment they will commence in the fiscal quarter ending June 30, 2013.

On February 7, 2013, we entered into a Third Amendment to the Term Loan Agreement. Pursuant to the Third Amendment, the Term Lenders agreed to provide for additional borrowing of up to $4.0 million under the Term Loan Agreement. In consideration of this additional borrowing, we agreed to issue an amount of common stock to the Term Lenders equal to the market value of 10.0% of the outstanding shares of our common stock based on the closing price of our common stock immediately prior to such issuance pursuant to a Subscription Agreement, further described below. Further, the minimum EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement).

A closing fee in the amount of $0.3 million was added to principal amount of Term Loans in consideration for (i) the third quarter cash interest of $0.8 million converted into paid in kind (“PIK”) and $0.5 million of loans funded by the Term Lenders on December 28, 2012.

In connection with the Third Amendment, we entered into a Subscription Agreement with the Term Lenders dated February 7, 2013 (the “Subscription Agreement”) whereby we agreed to issue to the Term Lenders an amount of common stock equal to the market value of 10.0% of the outstanding shares of our common stock based on the closing bid price immediately prior to such issuance, as set out in the Subscription Agreement. On February 7, 2013, a total of 1,442,172 shares of common stock were issued to the Term Lenders under the terms of the Subscription Agreement.

We and the Term Loan Lenders also entered into a Registration Rights Agreement with the Term Loan Lenders dated February 7, 2013 (the “Rights Agreement”) pursuant to which we agreed to file one or more registration statements registering for resale the shares of common stock issued under the Subscription Agreement within 90 days of such issuance. We obtained a waiver from the Term Lenders until we regain our eligibility to file a registration statement on Form S-3.

On March 28, 2014, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Term Loan Agreement.  Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

 As of December 31, 2013, our debt under the Term Loan Agreement was $75.5 million, net of discount. As of April 21, 2014, our debt balance under the Term Loan Agreement was $78.0 million, net of discount. For the years ended December 31, 2013 and 2012, we recorded interest expense of $9.2 million and $9.3 million, respectively, related to the Term Loan Agreement of which $9.2 million and $5.3 million, respectively, related to accrued PIK interest and amortization charges for deferred debt issuance costs and accretion of debt discount. For interest incurred during the year ended December 31, 2013, we were permitted, based on an agreement with the Term Lenders, to pay the cash interest due as PIK.    For interest incurred during the year ended December 31, 2014, we also expect to pay the cash interest due as PIK based on an agreement with the Term Lenders.

Stockholder Loans

Prior to the Business Combination, Dialogic Corporation entered into certain long-term loan agreements certain members of its board of directors and officers. These loans remain outstanding following consummation of the Business

Combination. At each of December 31, 2011 and 2010, we had $4.8 million and $3.0 million, respectively, in long-term debt payable to certain of our stockholders, or the Related Party Lenders, including entities affiliated with Mr. Jensen, our Chief Executive Officer, Mr. Vig, a member of our Board, and Messrs. Ben-Gacem, Chan, Guira and Konnerup, former members of our Board, bearing interest at an annual rate of 20% compounded monthly in form of a payment-in-kind and repayable six months from the maturity date of the Term Loan Agreement, which, as of December 31, 2011, would have been in March 2014, and under the third amended and restated Term Loan Agreement, as discussed below, would be in September 2015. As of April 11, 2012, we had $5.1 million (including accrued interest) in long-term debt payable to such stockholders. During the years ended December 31, 2011 and 2010, we recorded interest expense of $0.9 million and $0.7 million, respectively, related to these stockholder loans. We did not repay any principal to such stockholders in the years ended December 31, 2011 and 2010. There are no covenants or cross default provisions associated with these loans. In the event that we consummate an equity financing before the loans are repaid, such stockholders may, at their option, convert the entire loan amount, including accrued payment in kind interest payable, into equity at the same rate and terms agreed to with other investors. This option will apply solely to the first equity financing event consummated after October 1, 2010. On April 11, 2012, the stockholder loans were exchanged for Notes, and on August 8, 2012, the Notes were converted into common stock.

Independence Of The Board Of Directors

After reviewing all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that the following five directors would be considered independent directors under the standards of The NASDAQ Stock Market if our common stock were listed thereon: Messrs. DeRoma, Joannou, Jones, Piasentin and West. The Board also considered the consulting relationship of Mr. Joannou with Dialogic Corporation, which is described under “Director Compensation” below. The Board does not believe that this consulting relationship interfered with Mr. Joannou’s exercise of independent judgment in carrying out his responsibilities as director.  The Board found that none of these directors had a material or other disqualifying relationship with the Company or had any material relationship with the Company other than as detailed below.

Mr. Cook, our current President and Chief Executive Officer, would not be an independent director under the standards of The NASDAQ Stock Market by virtue of his employment with the Company. Mr. Vig would not be an independent director under the standards of The NASDAQ Stock Market as a result of his employment with Tennenbaum Capital Partners, which is one of our principal stockholders and a party to certain of our debt transactions, as described in greater detail above.  In addition, prior to his resignation from the Board in February 2013, Mr. Nick Jensen would not have been considered an independent director under the standards of The NASDAQ Stock Market by virtue of his previous employment with the Company.

Item 14.  Principal Accountant Fees and Services

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees paid or payable to KPMG LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2013 and 2012.

	Fiscal Year Ended (in thousands)
	2013	2012
Audit Fees.................................................................................	$ 1,207	$ 1,355
Audit-related Fees.......................................................................	128	30
Tax Fees.......................................................................................	82	346
All Other Fees.............................................................................	0	151

Total Fees.................................................................................	$ 1,417	$ 1,882

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and the review of interim financial statements and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. During the fiscal year ended December 31, 2013, KPMG LLP billed us for work related to 2012 material weaknesses. During the fiscal year ended December 31, 2012, we engaged KPMG LLP to provide advisory services related to troubled debt restructuring.

Tax Fees. Consists of fees billed for professional services related to tax compliance, tax planning and tax advice.

All Other Fees. Consists of third party legal fees connected to requests for KPMG work papers.

All fees described above were pre-approved by the Audit Committee.

In connection with the audit of our 2013 financial statements, we entered into an engagement agreement with KPMG LLP, which sets forth the terms by which KPMG LLP will perform audit and interim services for us.

Pre-Approval Policies And Procedures

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

Part IV

Item 15.  Exhibits and Financial Statement Schedule

Part IV of the 2013 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Annual Report on Form 10-K/A.

(a)(3)  Exhibits

Exhibit Number	Description

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALOGIC INC.

Date: April 30, 2014	By:	/s/ Robert Dennerlein
	Name:	Robert Dennerlein
	Title:	Chief Financial Officer (Principal Financial Officer)
Name	Title	Date

/s/ Kevin Cook Kevin Cook	Chief Executive Officer and President and Director (Principal Executive Officer)	April 30, 2014

/s/ Robert Dennerlein Robert Dennerlein	Chief Financial Officer (Principal Financial Officer)	April 30, 2014

Directors : Patrick Jones Nick DeRoma Dion Joannou Richard Piasentin Rajneesh Vig W. Michael West
By: /s/ Robert Dennerlein Robert Dennerlein Attorney-In-Fact		April 30, 2014