Form 10-Q
period 2014-03-31
Dialogic Inc.
filed 2014-05-15
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014 16,251,696 shares of the registrant’s common stock were outstanding.

DIALOGIC INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

2

Dialogic Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31.
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,067	$4,508
Restricted cash	575	1,180
Accounts receivable, net of allowance of $3,149 and $3,019, respectively	22,941	24,472
Inventory	5,707	5,799
Other current assets	6,219	7,240
Total current assets	39,509	43,199
Property and equipment, net	3,226	3,775
Intangible assets, net	9,021	10,287
Goodwill	8,282	8,282
Other assets	1,638	1,181
Total assets	$61,676	$66,724

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,386	$7,781
Accrued liabilities	14,820	17,808
Deferred revenue, current portion	14,435	13,094
Bank indebtedness	11,599	12,080
Debt, related parties, net of discount	78,033	—
Income taxes payable	927	863
Total current liabilities	127,200	51,626
Debt, related parties, net of discount	—	75,513
Warrants	594	163
Other long-term liabilities	5,819	6,419
Total liabilities	133,613	133,721
Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized - 200,000,000 shares; Issued and outstanding
16,251,696 shares and 16,239,315 shares, respectively	16	16
Additional paid-in capital	263,769	263,354
Accumulated other comprehensive loss	(22,189)	(22,081)
Accumulated deficit	(313,533)	(308,286)
Total stockholders' deficit	(71,937)	(66,997)
Total liabilities and stockholders' deficit	$61,676	$66,724

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

3

Dialogic Inc.
Unaudited Consolidated Statements of Operations
and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Products	$19,608	$24,733
Services	8,827	9,062
Total revenue	28,435	33,795

Cost of revenue:
Products	6,737	9,577
Services	3,968	4,641
Total cost of revenue	10,705	14,218
Gross profit	17,730	19,577

Operating expenses:
Research and development, net	5,744	8,033
Sales and marketing	7,788	9,248
General and administrative	6,387	7,960
Restructuring charges, net	(4)	212
Total operating expenses	19,915	25,453
Loss from operations	(2,185)	(5,876)

Other income (expense):
Interest and other (expense) income, net	(25)	(40)
Interest expense	(2,715)	(2,367)
Change in fair value of warrants	(431)	(1,206)
Foreign exchange loss, net	(12)	(361)
Total other expense, net	(3,183)	(3,974)
Loss before (benefit) provision for income taxes	(5,368)	(9,850)
Income tax (benefit) provision	(121)	510
Net loss	$(5,247)	$(10,360)
Net loss per share - basic and diluted	$(0.32)	$(0.68)
Weighted average shares of common stock used in
calculation of net loss per share - basic and diluted	16,241	15,270
Comprehensive loss:
Net loss	$(5,247)	$(10,360)
Foreign currency translation adjustment	(108)	69
Total comprehensive loss	$(5,355)	$(10,291)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

4

Dialogic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,247)	$(10,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,970	2,344
Stock-based compensation	419	637
Amortization of debt issuance costs and debt discount	463	330
Fair value adjustment to warrants	431	1,206
Payment-in-kind interest expense on debt	2,014	1,777
Bad debt expense, net	126	1,034
Deferred income taxes	(39)	24
Other non-cash charges	(77)	70
Net changes in operating assets and liabilities
Accounts receivable	1,374	3,259
Inventory	92	1,549
Other current assets	646	1,277
Accounts payable and accrued liabilities	(3,387)	(8,697)
Deferred revenue	1,341	1,203
Income taxes payable	64	17
Other long-term liabilities	(600)	(595)
Net cash used in operating activities	(410)	(4,925)
Cash flows from investing activities:
Restricted cash	605	(280)
Purchases of property and equipment	(155)	(135)
Net cash provided by (used in) investing activities	450	(415)
Cash flows from financing activities:
(Payments on) proceeds from bank indebtedness, net	(481)	75
Proceeds from debt, net of original issue discount	—	3,200
Net cash (used in) provided by financing activities	(481)	3,275
Effect of exchange rate changes on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(441)	(2,065)
Cash and cash equivalents at beginning of period	4,508	6,501
Cash and cash equivalents at end of period	$4,067	$4,436

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$161	$180
Income taxes	$50	$302
Non-cash financing activities:
Issuance of common stock in connection with debt modification	$—	$3,461
Debt issuance costs incurred as additional term loan debt	$—	$250
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

5

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

   The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. Interim results are not necessarily indicative of results for a full year or any future interim periods. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the annual financial statements and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013.

Note 3 – Summary of Significant Accounting Policies

   There have been no significant changes in the Company’s accounting policies for the three months ended March 31, 2014 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2013.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Risks and Uncertainties

   The Company has experienced significant losses in the past and has not sustained quarter over quarter profits. The Company is also highly leveraged, with $11.6 million in current bank indebtedness and $78.0 million in current term debt, net of discount as of March 31, 2014. Both debt instruments mature on March 31, 2015, and as a result are classified as current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2014.

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

   On February 7, 2013, the Company and certain of its subsidiaries entered into a Third Amendment to the Term Loan Agreement (the “Third Amendment”), in which the Term Lenders provided additional borrowings of $4.0 million, in exchange for 1,442,172 shares of common stock pursuant to a Subscription Agreement (the “Subscription Agreement”). Further, the minimum Adjusted EBITDA financial covenant was amended and its application was postponed until the fiscal quarter ending March 31, 2014 (see below for elimination of EBITDA covenant) and the other financial covenants, including the minimum liquidity covenant, are no longer applicable under the Term Loan Agreement. Additionally, the definition of Maturity Date in the Term Loan Agreement was also amended to provide that it shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement). The 2012 and 2013 Term Loan Agreement amendments were determined to be troubled debt restructurings and were taken to improve the Company’s liquidity, leverage and future operating cash flow.

   On March 28, 2014, the Company entered into a Fourth Amendment to the Term Loan Agreement (the “Fourth Amendment”).  Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

   On March 28, 2014, the Company entered into a Twenty-Second Amendment (the “Twenty-Second Amendment”) to the Revolving Credit Agreement (“Revolving Credit Agreement”). Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provides that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remains set at $6.0 million and will be increased by 80% of the pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter. The Company may not be able to maintain as high of a borrowing base under the Revolving Credit Agreement due to the increase in the Availability Block. Also, if the Company’s revenue continues to decline and the corresponding accounts receivable balance declines, this would also reduce the available borrowing base under the Revolving Credit Agreement.

   As described above, the maturity date for both of the Company’s debt agreements is March 31, 2015. As of March 31, 2014, the Company reclassified its debt under the Term Loan Agreement as current on the accompanying condensed consolidated balance sheet, since the Term Loan Agreement had not been extended as of that date. The Company is actively pursuing alternative funding arrangements, including but not limited to extending both debt agreements. The Company has not yet executed any extensions on either of the debt agreements and does not anticipate having sufficient cash and cash equivalents to repay the debt at the maturity of these agreements on March 31, 2015, or if the maturity dates were accelerated.

   Therefore prior to maturity, the Company will be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the Company’s obligations under the Revolving Credit Agreement or Term Loan Agreement prior to their maturity or if the agreements are not extended or otherwise restructured as of March 31, 2015 and the Company fails to pay the amounts that would then become due, the Revolving Credit Lender and Term Lenders could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes in other jurisdictions. In that event, the Company could seek to reorganize its business or the Company or a trustee appointed by the applicable bankruptcy court could be required to liquidate its assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If the Company needed to liquidate its assets, the Company might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding and as a result there could be further write-downs

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

or impairments of the Company’s assets. The funds resulting from the liquidation of its assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay its stockholders. If the Company is required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

   In order for the Company to meet the debt repayment requirements under the Term Loan Agreement and the Revolving Credit Agreement, the Company will need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what the Company currently operates under. Any equity financing transaction would result in additional dilution to the Company’s existing stockholders.

   Based on the Company’s current plans and business conditions, including the restructuring actions that were taken at the end of 2013 and additional cost-cutting measures that the Company expects to employ during 2014, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through the end of 2014. Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going concern basis.

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

   The consolidated financial statements included in this Form 10-Q include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes in the estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ from the estimates and assumptions. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, emerging markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, bank indebtedness, accounts payable, and accrued liabilities approximate fair value because of their generally short maturities. For cash equivalents, the estimated fair values are based on market prices. The fair value of the Revolving Credit Agreement approximates the carrying amount since interest is based on

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

market based variable rates. The fair value of the Company’s current term debt is estimated by discounting the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

March 31, 2014	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$594	$—	$594	$—

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$163	$—	$163	$—

The Company measured its warrants at fair value on a recurring basis and has determined that these financial liabilities should be classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of March 31, 2014 and December 31, 2013 using the Black-Scholes method of valuation using the following assumptions.

	March 31,	December 31,
	2014	2013
Expected Term	3.0 years	3.25 years
Volatility	93%	94%
Dividend Yield	—%	—%
Risk-Free Interest Rate	1.73%	1.75%

Concentrations and Credit Risk

   As of March 31, 2014 and December 31, 2013, accounts receivable aggregating approximately $19.2 million and $22.3 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.13% of consolidated revenue.

   No customers accounted for over 10% of the Company’s revenue for the three months ended March 31, 2014 and 2013, respectively. No customer accounted for more than 10% of accounts receivable as of March 31, 2014 and December 31, 2013.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Note 4 – Select Balance Sheet Information

Inventory

   Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components; work in process and finished products. The following table sets forth the components of inventory as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Raw materials and components	$2,102	$2,332
Work in process	378	457
Finished products	3,227	3,010
Total inventory	$5,707	$5,799

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives. The following table sets forth the components of property and equipment, net as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Computer equipment and software	$40,564	$40,502
Furniture and fixtures	3,354	3,352
Machinery and equipment	13,119	13,076
Leasehold improvements	4,600	4,593
	61,637	61,523
Less: accumulated depreciation	(58,411)	(57,748)
Total property and equipment, net	$3,226	$3,775

    Depreciation expense was $0.7 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.

Goodwill and Intangible Assets

   As of March 31, 2014 and December 31, 2013, goodwill was $8.3 million. Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company is required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   The following sets forth a summary of intangible assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$1,100	$—	$1,100
Finite-lived intangibles:
Technology	55,949	(51,138)	4,811
Customer relationships	38,312	(35,232)	3,080
Software licenses	3,489	(3,489)	—
Patents	1,137	(1,107)	30
	$99,987	$(90,966)	$9,021

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$1,100	$—	$1,100
Finite-lived intangibles:
Technology	55,949	(50,144)	5,805
Customer relationships	38,312	(34,974)	3,338
Software licenses	3,489	(3,489)	—
Patents	1,137	(1,093)	44
	$99,987	$(89,700)	$10,287

   Amortization expense was $1.3 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Accrued Liabilities

   The following table summarizes the Company’s accrued liabilities as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013

Accrued compensation and benefits	$4,927	$5,756
Accrued restructuring expenses	3,427	4,445
Accrued royalty expenses	1,408	1,540
Accrued commissions	786	1,230
Accrued professional fees	1,208	1,603
Deferred rent	37	31
Other accrued expenses	3,027	3,203
Total accrued liabilities	$14,820	$17,808

Note 5 – Bank Indebtedness

   The Company has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. As of March 31, 2014, the borrowing base under the Revolving Credit Agreement amounted to $12.8 million, the Company borrowed $11.6 million based on the prior month’s borrowing base calculation, and the unused line of credit totaled $13.4 million, of which $1.2 million was available for additional borrowings in the first week of April 2014. As of December 31, 2013, the borrowing base under the Revolving Credit Agreement amounted to $15.2 million, the Company had borrowed $12.1 million based on the prior month’s borrowing base calculation, and the unused line of credit totaled $12.9 million, of which $3.1 million was available for additional borrowings in the first week of January 2014.

On March 28, 2014, the Company entered into a Twenty-Second Amendment to the Revolving Credit Agreement. Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provides that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remains set at $6.0 million and will be increased by 80% of the pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

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

For the three months ended March 31, 2014 and 2013, the Company recorded interest expense related to the Revolving Credit Agreement in the amount of $0.1 million. The average interest rate for the three months ended March 31, 2014 and 2013 was 4.75%.

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

Minimum Adjusted EBITDA. Defined as earnings plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments in accordance with U.S. GAAP. The Company must also maintain Minimum Adjusted EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2015.

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

Note 6 – Debt and Related Party Transactions

Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 55% of the Company’s outstanding common stock as of March 31, 2014. One Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors.

In connection with entering into the Term Loan Agreement during 2012, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share.  The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the accompanying unaudited condensed consolidated balance sheets. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants was $0.6 million and $0.2 million as of March 31, 2014 and December 31, 2013, respectively. The Company recorded a loss of $0.4 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively, to reflect the change in fair value, which is recorded as a component of other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

On March 28, 2014, the Company entered into a Fourth Amendment to the Term Loan. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

   The following describes certain provisions of the Term Loan Agreement, as amended:

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to the Company up to $10.0 million on the same terms as the Term Loans. As of March 31, 2014, the Company had received $8.5 million under this provision.

   Maturity. The Term Loans are due on March 31, 2015, provided that such date shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement). Due to the fact that the Term Loan is due within one-year, the Company has classified the Term Loan as current in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2014.

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

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%. In 2012 and thereafter, if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and paid-in-kind (“PIK”) interest.  For 2013 and 2014, the Term Lender agreed to allow the Company to pay the cash interest due as PIK.

Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

For the three months ended March 31, 2014 and 2013, the Company recorded interest expense of $2.5 million and $2.1 million, respectively, related to the Term Loan Agreement of which $2.0 million and $1.8 million, respectively, related to accrued PIK interest and $0.5 million and $0.3 million, respectively, related to accretion of the debt discount.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

The following table summarizes debt with related parties as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Term loan, principal	$82,557	$80,544
Debt discount	(4,524)	(5,031)
Net debt, related parties	$78,033	$75,513

Note 7 – Restructuring Charges

The Company has implemented various initiatives to reduce its overall cost structure, including exiting certain facilities and transitioning work to other locations. Costs incurred in connection with these actions include employee separation costs, including severance, benefits and outplacement, and lease termination, cease use and other related facility exit costs

    During the fourth quarter 2013, the Company approved and initiated a restructuring plan designed to reduce operating costs, so it can focus its resources on a restructured business model. On January 13, 2014, the Company continued the execution of this plan by notifying the majority of affected employees or commencing consultation processes with affected employees. The complete execution of the restructuring plan will result in a total workforce reduction of approximately 90 full-time positions, or approximately 16% of the Company’s combined workforce. During the three months ended March 31, 2014, cash expenditures amounted to $1.0 million for these termination benefits.

    For the three months ended March 31, 2014 and 2013, the Company recorded an adjustment to the restructuring accrual related to employee termination benefits, resulting in a net benefit of $0.01 million and $0.04 million, respectively, which was recorded as a component of restructuring charges, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2014 and December 31, 2013, $3.2 million and $4.2 million, respectively, remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

    In an effort to reduce overall operating expenses, the Company decided it was beneficial to close or consolidate office space at certain locations. For the three months ended March 31, 2014, the Company recorded a charge related to a restructuring accrual adjustment in connection with the discontinuation of a technology-optimization project during the fourth quarter 2013. For the three months ended March 31, 2013, the Company incurred expense of $0.9 million in lease and facility exit costs primarily related to idle space in Milpitas, California and Needham, Massachusetts. In addition, the Company adjusted its facility related restructuring accruals for Parsippany, New Jersey, Eatontown, New Jersey and Renningen, Germany based on information received at that time, resulting in a benefit of $0.7 million during the three months ended March 31, 2013. Such charges and credits, net are recorded as a component of restructuring charges, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2014,  $0.3 million of lease and facility exit costs were reflected as a component of accrued liabilities and $0.4 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2013,  $0.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $0.5 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following table sets forth restructuring activity for the three months ended March 31, 2014:

	Accrual for Employee Termination/ Severance and Related Costs	Accrual for Facilities Costs	Total

Balance, December 31, 2013	$4,196	$714	$4,910
Charges to operations, net	(10)	6	(4)
Payments made during the period	(1,009)	(43)	(1,052)
Balance, March 31, 2014	$3,177	$677	$3,854

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Note 8 – Stock-Based Compensation

   Stock-based compensation cost is estimated at the grant date based on the award’s fair value. For stock options, fair value is calculated by the Black-Scholes option-pricing model. For restricted stock units (“RSUs”), fair value is determined based on the stock price on the grant date. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Black-Scholes model requires various judgment-based assumptions including interest rates, expected volatility and expected term.

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

   The following table summarizes stock-based compensation expense by category for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,

	2014	2013
Cost of revenue	$15	$72
Research and development	18	43
Sales and marketing	57	153
General and administrative	329	369
Total stock-based compensation expense	$419	$637

Stock Options

  The following table sets forth the summary of stock options for the three months ended March 31, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)

Balance, December 31, 2013	572,815	$14.65	6.71
Granted	—	$—
Exercised	—	$—
Cancelled and forfeited	(59,557)	$9.13
Balance, March 31, 2014	513,258	$15.29	6.60

Vested and expected to vest at March 31, 2014	486,871	$15.83	6.52
Exercisable at March 31, 2014	335,631	$20.34	5.82

   As of March 31, 2014 and December 31, 2013, the weighted-average grant date fair value for stock options outstanding was $9.40 and $10.09, respectively. For the three months ended March 31, 2014 and 2013, stock-based compensation expense related to stock options was $0.1 million and $0.2 million, respectively.  The total intrinsic value of options exercised was zero during the three months ended March 31, 2014 and 2013. As of March 31, 2014,  $0.7 million of total unrecognized compensation expense related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 2.05 years.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   There were no options granted during the three months ended March 31, 2014. The following weighted average assumptions were used to value options granted during the three months ended March 31, 2013:

Three Months Ended March 31,
2013
Risk-free interest rate	1.18%
Expected volatility	91%
Expected life (in years)	6.0
Dividend yield	—

Restricted Stock Awards

   The following table summarizes restricted stock outstanding as of March 31, 2014:

	Number of RSUs	Weighted Average Contractual Life (in years)	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	819,030	0.80	$2.08
Granted	—		$—
Vested	(12,396)		$5.02
Forfeited or expired	(75,025)		$2.03
Balance, March 31, 2014	731,609	0.61	$2.03

 For the three months ended March 31, 2014 and 2013, stock-based compensation expense related to RSUs was $0.3 million and $0.4 million, respectively. During the three months ended March 31, 2014, the aggregate intrinsic value of vested RSUs was  $0.01 million. As of March 31, 2014,  $0.9 million of total unrecognized compensation expense related to non-vested RSUs granted to employees and directors is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan

The Company has in effect the 2006 Employee Stock Purchase Plan as amended (“2006 ESPP”) under which subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. Due to low participation, the Company’s Board of Directors approved cancelling the next offering of the 2006 ESPP, which would have begun on November 15, 2013.

For the three months ended March 31, 2014 and 2013, the total share-based compensation expense related to such purchases amounted to zero. As of March 31, 2014,  59,034 shares have been issued under the 2006 ESPP and 311,178 shares remained available for issuance under the 2006 ESPP.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

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

   Basic and diluted net loss per share was calculated as follows.

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(5,247)	$(10,360)

Denominator:
Basic and diluted weighted-average shares:
Weighted average shares used in computing
basic and diluted net loss per share	16,241	15,270
Net loss per share - basic and diluted	$(0.32)	$(0.68)

Note 10 – Commitments and Contingencies

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

Royalties payable to the OCS are recorded as sales are recognized and the associated royalty becomes due and are classified as cost of revenues. For the three months ended March 31, 2014 and 2013, royalty expenses relating to OCS grants included in cost of product revenues were $0.2 million and $0.3 million, respectively. As of March 31, 2014 and December 31, 2013, the royalty payable amounted to $1.3 million and $1.2 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.5 million and $16.7 million as of March 31, 2014 and December 31, 2013, respectively.

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

   As of March 31, 2014 and December 31, 2013, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $0.6 million and $1.2 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

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

(Information in tables, in thousands, except share and per share data)

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

   The following tables set forth revenue and long-lived assets, net by geographic area:

	Three Months Ended March 31,
Revenue:	2014	2013
Americas	$13,994	$15,665
Europe, Middle East and Africa	10,402	11,200
Asia Pacific	4,039	6,930
Total revenue	$28,435	$33,795

	March 31,	December 31,
Long-lived assets, net	2014	2013
Americas:
United States	$11,411	$11,870
Canada	8,097	9,326
Other foreign countries	1,021	1,148
Total long-lived assets, net	$20,529	$22,344

Note 12 – Income Taxes

   The Company recorded an income tax benefit of $0.1 million and an income tax provision of $0.5 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, the Company’s effective tax rate was approximately 2.3% and (5.2)%,  respectively.

   The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the U.S. and foreign jurisdictions. The tax benefit for the three months ended March 31, 2014 is due to a net reduction in the reserve for unrecognized tax benefits and taxes in profitable foreign jurisdictions. The tax expense for the three ended March 31, 2013 was primarily due to the current tax expense in profitable foreign entities and increases to unrecognized tax benefits.

     As of March 31, 2014 and December 31, 2013, the Company’s net deferred tax assets were $0.05 million and $0.02 million, respectively. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit or (expense).

   The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.      Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 31, 2014 and December 31, 2013, the total liability for unrecognized tax benefits was $2.5 million and $2.7 million, respectively, all of which

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments. During the three months ended March 31, 2014,  the unrecognized tax benefits were reduced by $0.2 million primarily due to the reversal of a tax penalty and a favorable transfer pricing audit result.

   Utilization of the Company’s net operating loss carry forwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and other similar foreign provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. As a change in ownership has occurred the Company has not yet determined the full extent of such limitations. The Company expects to determine the amount of net operating loss limitation concurrent with the filing of the 2013 tax returns.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013, in our Annual Report on Form 10-K, filed with the SEC on March 31, 2014. The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, statements of our future financial operating results, future expectations concerning cash and cash equivalents available to us, our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II of this Form 10-Q and the Risk Factors section of our other Form 10-Ks, Form 10-Qs and other filings with the SEC for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

   Dialogic Inc., the Network Fuel® company, helps the world’s leading service providers and application developers to improve the performance of media-rich communications across the most advanced networks. We boost the reliability of any-to-any network connections, enhance the impact of applications and amplify the capacity of congested networks, supported by a world class global services team.

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

Our Products

Our products include both Next Generation products that serve advanced mobile and IP networks and are designed to seamlessly connect these disparate networks, as well as Legacy products that serve the predominant installed base of TDM networks.

Our Next Generation products and solutions are offered in five main solution areas:

1)

Any to Any Networking — We manufacture products designed to seamlessly and efficiently connect disparate networks and/or value-added services platforms based on a complex array of network protocols such as TDM, IP, SIP and IMS. Our technologies seek to enable media-rich communications, including video, voice and data, to flow uninterrupted between service providers and application developers and their end-users while ensuring the lowest operating costs and most optimal customer experience. Products that excel in Any to Any Networking include the ControlSwitch System IP Softswitch, BorderNet Sessions Border Controllers, IMG Media Gateways, Signaling solutions and PowerMedia XMS and HMP media servers.

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

Critical Accounting Policies and Estimates

   Management’s discussion and analysis of our financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. As of March 31, 2014, current liabilities exceeded current assets by $87.7 million. In the event of a bankruptcy, our recorded asset values may be significantly impaired. See Liquidity section for further discussion.

   There have been no significant changes in our accounting policies for the three months ended March 31, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations (amounts in tables in thousands other than percentages)

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$19,608	69%	$24,733	73%	$(5,125)	(21%)
Services	8,827	31%	9,062	27%	(235)	(3%)
Total revenue	$28,435	100%	$33,795	100%	$(5,360)	(16%)

Legacy vs. Next Generation:
Legacy	$8,255	29%	$10,041	30%	$(1,786)	(18%)
Next Generation	20,180	71%	23,754	70%	(3,574)	(15%)
Total revenue	$28,435	100%	$33,795	100%	$(5,360)	(16%)

Revenue by geography:
Americas	$13,994	49%	$15,665	46%	$(1,671)	(11%)
Europe, Middle East and Africa	10,402	37%	11,200	33%	(798)	(7%)
Asia Pacific	4,039	14%	6,930	21%	(2,891)	(42%)
Total revenue	$28,435	100%	$33,795	100%	$(5,360)	(16%)

   Revenue

   Total revenue of $28.4 million for the three months ended March 31, 2014 decreased by $5.4 million, or 16%, from $33.8 million for the three months ended March 31, 2013.

   Our product revenue was 69% of total revenue at $19.6 million for the three months ended March 31, 2014, compared to 73% of total revenue, or $24.7 million for the three months ended March 31, 2013, a decrease of $5.1 million, or 21%. The decrease in product revenue is primarily attributable to a decline in demand for our Legacy products, as well as project timing and associated revenue recognition of Next Generation products.

   Our services revenue was 31% of total revenue at $8.8 million for the three months ended March 31, 2014, compared to 27% of total revenue, or $9.1 million for the three months ended March 31, 2013, a decrease of $0.2 million, or 3%. The decrease in services revenue was the result of decommissioning of our Legacy products in certain customer networks, partially offset by customer expansions and upgrades of our Next Generation products.

Cost of Revenue and Gross Profit

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Cost of Revenue:
Products	$6,737	34%	$9,577	39%	$(2,840)	(30%)
Services	3,968	45%	4,641	51%	(673)	(15%)
Total cost of revenue	$10,705	38%	$14,218	42%	$(3,513)	(25%)

Gross Profit:
Products	$12,871	66%	$15,156	61%	$(2,285)	(15%)
Services	4,859	55%	4,421	49%	438	10%
Total gross profit	$17,730	62%	$19,577	58%	$(1,847)	(9%)

   Cost of Revenue

     Total cost of revenue of $10.7 million for the three months ended March 31, 2014 decreased by 25%, or $3.5 million, from $14.2 million for the three months ended March 31, 2013.

Cost of product revenue of $6.7 million for the three months ended March 31, 2014 decreased by 30%, or $2.8 million, from $9.6 million for the three months ended March 31, 2013.  The change is primarily attributable to the decline in product volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount.

Cost of services revenue of $4.0 million for the three months ended March 31, 2014 decreased by 15%, or $0.7 million, from $4.6 million for the three months ended March 31, 2013.  The change is primarily attributable to the decrease in headcount compared to the corresponding prior year period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $17.7 million for the three months ended March 31, 2014 decreased by $1.8 million, or 9%, from $19.6 million for the three months ended March 31, 2013. Gross profit margin increased from 58% of total revenue for the three months ended March 31, 2013 to 62% of total revenue for the three months ended March 31, 2014.

For the three months ended March 31, 2014, product gross profit decreased by 15%, or $2.3 million, from $15.2 million for the three months ended March 31, 2013 to $12.9 million for the three months ended March 31, 2014.  The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue.  Gross profit margin increased from 61% of total product revenue for the three months ended March 31, 2013 to 66% of total product revenue for the three months ended March 31, 2014 due to the mix of products sold.

For the three months ended March 31, 2014, services gross profit increased by 10%, or $0.4 million, from $4.4 million for the three months ended March 31, 2013 to $4.9 million for the three months ended March 31, 2014. Gross profit margin increased from 49% of total services revenue for the three months ended March 31, 2013 to 55% of total services revenue for the three months ended March 31, 2014 due to a higher level of maintenance renewals and lower costs as a result of a reduction in headcount.

Operating Expenses

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$5,744	20%	$8,033	24%	$(2,289)	(28%)
Sales and marketing	7,788	27%	9,248	27%	(1,460)	(16%)
General and administrative	6,387	22%	7,960	24%	(1,573)	(20%)
Restructuring charges, net	(4)	(0%)	212	1%	(216)	(102%)
Total operating expenses	$19,915	70%	$25,453	75%	$(5,538)	(22%)

   Research and Development Expenses

   Research and development expenses of $5.7 million, or 20% of total revenue, for the three months ended March 31, 2014 decreased by $2.3 million, or 28%, from $8.0 million, or 24% of total revenue for the three months ended March 31, 2013.  The decrease was primarily the result of a $1.9 million decrease in salaries and employee benefits and stock-based compensation associated with a decrease in departmental headcount, as a result of our restructuring efforts.

   Sales and Marketing

   Sales and marketing expenses of $7.8 million, or 27% of total revenue, for the three months ended March 31, 2014 decreased by $1.5 million, or 16%, from $9.2 million, or 27% of total revenue for the three months ended March 31, 2013.  The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits and stock-based compensation of $0.5 million, marketing related costs of $0.4 million, and third party sales commissions of $0.2 million.

   General and Administrative

   General and administrative expenses of $6.4 million, or 22% of total revenue, for the three months ended March 31, 2014 decreased by $1.6 million, or 20%, from $8.0 million, or 24% of total revenue for the three months ended March 31, 2013. The change is primarily attributable to decreases in bad debt expense of $0.9 million and third party professional services in the amount of $0.4 million.

   Restructuring Charges

For the three months ended March 31, 2014, we recorded an adjustment to the restructuring accrual, resulting in a net benefit in the amount of $0.04 million.

   For the three months ended March 31, 2013, we recorded a charge in the amount of $0.2 million, net, related to an expense of $0.9 million in lease and facility exit costs primarily related to idle space in Milpitas, California and Needham, Massachusetts, offset by a reduction in our facility related restructuring accruals for Parsippany, New Jersey, Eatontown, New Jersey and Renningen, Germany based on information received at that time, resulting in a net benefit of $0.7 million.

Interest Expense

Interest expense increased by $0.3 million or 15%, from $2.4 million for the three months ended March 31, 2013 to $2.7 million for the three months ended March 31, 2014. The change is primarily attributable to PIK interest and the amortization of debt discount on our Term Loan, which increased $0.2 million and $0.2 million, respectively, due to a higher Term Loan principal balance.

Change in Fair Value of Warrants

The change in fair value of warrants represented a loss of $0.4 million for the three months ended March 31, 2014 as a result of an increase in our stock price compared to December 31, 2013. For the three months ended March 31, 2013, the Company recorded a loss of $1.2 million related to the change in fair value of warrants, as a result of an increase in our stock price compared to December 31, 2012.

Foreign Exchange Loss net

   Foreign exchange loss, net was less than $0.1 million for the three months ended March 31, 2014, compared to a foreign exchange loss, net of $0.4 million for the three months ended March 31, 2013.

Income Tax (Benefit) Provision

For the three months ended March 31, 2014 and 2013, we recorded a benefit for income taxes of $0.1 million and a provision for income taxes of $0.5 million, respectively. The tax benefit for the three months ended March 31, 2014 is due to a net reduction in the reserve for unrecognized tax benefits and taxes in our profitable foreign jurisdictions. The tax expense for the three ended March 31, 2013 was primarily due to the current tax expense in our profitable foreign entities and increases to unrecognized tax benefits.

Financial Position

Liquidity and Capital Resources

Our primary anticipated sources of liquidity are funds generated from operations, and, as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. Both debt instruments mature on March 31, 2015, and as a result are classified as current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2014. We monitor and manage liquidity by preparing and updating annual budgets, as well as by monitoring compliance with the terms of our financing agreements.

We have experienced significant losses in the past and have not sustained quarter over quarter profits. As of March 31, 2014, we had cash and cash equivalents of $4.1 million, compared to $4.5 million of cash and cash equivalents as of December 31, 2013. During the three months ended March 31, 2014, we used net cash in operating activities of $0.4 million. As of March 31, 2014, we had borrowed $11.6 million, based on the prior month’s borrowing base calculation, under our Revolving Credit Agreement and the unused line of credit totaled $13.4 million, of which $1.2 million was available to us in the first week of April 2014. As of March 31, 2014 our term loan debt with related parties was $78.0 million, net of discount. During the three months ended March 31, 2014, we paid $0.1 million to service the interest payments on the Revolving Credit Agreement. No cash interest was paid during the three months ended March 31, 2014 related to the Term Loan Agreement, as all interest to be incurred during the year ending December 31, 2014  will be paid in kind, as permitted by the Term Lenders.

On March 28, 2014, we entered into a Fourth Amendment to the Term Loan Agreement, or Fourth Amendment. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

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

   As described above, the maturity date for both of our debt agreements is March 31, 2015. As of March 31, 2014, we have classified our debt under the Term Loan Agreement as current on our condensed consolidated balance sheet, since the Term Loan Agreement had not been extended as of that date. We are actively pursuing alternative funding arrangements, including but not limited to extending both debt agreements. We have not yet executed any extensions on either of the debt agreements and do not anticipate having sufficient cash and cash equivalents to repay the debt at the maturity of these agreements on March 31, 2015, or if the maturity dates were accelerated.

   We will be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of our obligations under the Revolving Credit Agreement or Term Loan Agreement prior to their maturity or if the agreements are not extended or otherwise restructured as of March 31, 2015 and we fail to pay the amounts that would then become due, the Revolving Credit Lender and Term Lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code or other applicable bankruptcy codes. In that event, we could seek to reorganize our business or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding and as a result there could be further write-down or impairment of our assets. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders and the Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

We will need to either raise additional funding to fund our debt obligations in 2015 or implement a business plan where cash flow will fully fund operations and debt repayments. However, there is no assurance that additional funding will be available to us on acceptable terms on a timely basis, if at all, or that we will achieve profitable operations to fund both operations and our debt obligations. If we are unable to raise additional capital or achieve sufficient operating cash flows to fund our operations and debt obligations, we will need to curtail planned activities and to reduce costs. Doing so may affect our ability to operate effectively.

Based on our current plans and business conditions, including the restructuring actions that were taken at the end of 2013 and additional cost-cutting measures that we expect to employ during 2014, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements through the end of 2014. Accordingly, our consolidated financial statements have been prepared on a going concern basis.

Operating Activities

Net cash used in operating activities of $0.4 million for the three months ended March 31, 2014 was primarily attributable to our net loss of $5.2 million, offset by adjustments for non-cash items aggregating to $5.3 million. Operating assets decreased by $2.1 million and operating liabilities decreased by $2.6 million. The decrease in operating assets relates to accounts receivable of $1.4 million, inventory of $0.1 million, and other current assets of $0.6 million. The decrease in operating liabilities is primarily attributable to decreases of $3.4 million in accounts payable and accrued liabilities and $0.6 million in other long-term liabilities, partially offset by an increase in deferred revenue of $1.3 million and income taxes payable of $0.1 million.

   Net cash used in operating activities of $4.9 million for the three months ended March 31, 2013 was primarily attributable to our net loss of $10.4 million, partially offset by adjustments for non-cash items aggregating to $7.4 million. Operating assets decreased by $6.1 million and operating liabilities decreased by $8.1 million. The decrease in operating assets relates to accounts receivable of $3.3 million, inventory of $1.5 million, and other current assets of $1.3 million. The decrease in operating liabilities is primarily attributable to decreases of $8.7 million in accounts payable and accrued liabilities and $0.6 million in other long-term liabilities, partially offset by an increase in deferred revenue of $1.2 million.

Investing Activities

Net cash provided by investing activities of $0.5 million for the three months ended March 31, 2014 consisted primarily of a increase of $0.6 million related to the release of restricted cash, partially offset by $0.2 million related to the purchase of property and equipment.

Net cash used in investing activities of $0.4 million for the three months ended March 31, 2013 consisted primarily of an increase of $0.3 million related to restricted cash and $0.1 million related to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities of $0.5 million for the three months ended March 31, 2014 included $0.5 million in net payments under the Revolving Credit Agreement.

Net cash provided by financing activities of $3.3 million for the three months ended March 31, 2013 included $3.2 million in net borrowings under the Term Loan Agreement and $0.1 million in net borrowing under the Revolving Credit Agreement.

Off-Balance Sheet Arrangements

   As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

   See Note 2 to the audited consolidated financial statement included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 for a full description of the recent accounting pronouncements including the date of adoption and effect on results of operations and financial condition.

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

    Our management evaluated (under the supervision and with the participation of our principal executive officer and principal financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Other than the SEC Informal Inquiry described in Item 1A. “Risk Factors” below, we are not a party to any material pending legal proceeding. From time to time, we are engaged in various legal proceedings incidental to our normal business activity. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

   We have experienced significant losses in the past and never sustained quarter over quarter profits. For the three months ended March 31, 2014 and 2013, we recorded net losses of $5.2 million and $10.4 million, respectively. As of March 31, 2014, we had $11.6 million in current bank indebtedness and $78.0 million in current term debt, net of discount. Both debt instruments mature on March 31, 2015. The maturity date of our outstanding indebtedness may be accelerated under the Waiver and Twentieth Amendment (the “Twentieth Amendment”) to the Credit Agreement dated as of March 5, 2008, as amended (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC, as administrative agent, and certain lenders (the “Revolving Credit Lenders”) and under the Third Amended and Restated Credit Agreement, as amended (the “Term Loan Agreement”) with Obsidian, LLC, as agent and collateral agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP as lenders (collectively, the “Term Lenders”).

   While we believe that our current cash resources, together with anticipated cash flows from operating activities, will be sufficient to fund our operations through the end of 2014, they will not be sufficient to fund repayment of principal on our outstanding indebtedness in March 2015 or earlier if the debt repayment were to be accelerated prior to its maturity date. We would be forced to seek alternative sources of financing. In light of these circumstances, we will need to seek additional capital through public or private debt or equity financings or development financings.

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

   In the event of an acceleration of our obligations under the Term Loan Agreement or Revolving Credit Agreement and our failure to pay the amounts that would then become due or our failure to pay amounts due at maturity on March 31, 2015, the Revolving Credit Lender or Term Lenders could seek to foreclose on our assets. As a result of this, we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or our affiliates might be required to seek protection under the provisions of applicable bankruptcy codes. In that event, we could seek to reorganize our business, or we or a trustee appointed by the court could be required to liquidate our assets. In either of these events, whether the stockholders receive any value for their shares is highly uncertain. If we needed to liquidate our assets, we might realize significantly less from them than the value that could be obtained in a transaction outside of a bankruptcy proceeding. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to secured creditors, including the Term Lenders, Revolving Credit Lender, followed by any unsecured creditors, before any funds would be available to pay our stockholders. If we are required to liquidate under the federal bankruptcy laws, it is unlikely that stockholders would receive any value for their shares.

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

   Our common stock traded as high as $1.01 and as low as $0.35 per share during the three months ended March 31, 2014. Some of the factors leading to this volatility include:

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

•the small public float of our outstanding common stock in the marketplace; and

•concerns about our degree of leverage, our liquidity and our ability to comply with the covenants under our Revolving Credit Agreement and to pay debt service when due.

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

   For the three months ended March 31, 2014 and 2013, we used cash of $0.4 million and $4.9 million, respectively, to fund our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and continued to focus on reducing costs during 2014. We reduced quarterly operating costs from $38.6 million to $19.9 million (excluding restructuring charges) between the first quarter of 2011 and the first quarter of 2014. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as additional reductions in our workforce and reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts. There can be no assurance that following any restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

   Competition in the market for our products is intense. This market has historically been dominated by established telephony equipment providers such as Alcatel-Lucent. We also face competition from other telecommunications and networking companies, including Audiocodes Ltd., Cisco Systems, Inc., Genband Inc., Radisys Corporation,  Metaswitch Networks and Sonus Networks, Inc., among others. While some of the established competitors are exiting the market, we are seeing increasingly intense competition from Huawei Technologies Co. Ltd., which leverages its broad product portfolio and significant financial resources to compete with us for our switching business.

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

   Our executive officers, directors, and certain of our affiliates beneficially owned or controlled approximately 63% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of March 31, 2014.

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

   Under the Sarbanes-Oxley Act we are required to maintain an independent audit committee. We also expect these rules and regulations will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors and officers will be significantly curtailed.

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

   For the three months ended March 31, 2014 and 2013, revenue from outside of the Americas was $14.4 million and $18.1 million, respectively, or 51% and 54% of our total revenue, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

   The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by June 2, 2014, will require companies to perform due diligence, disclose and report whether or not such conflict minerals originate from the DRC or an adjoining country. In response to a decision by the U.S. Court of Appeals for the District of Columbia Circuit issued on April 14, 2014 arising out of a First Amendment challenge to the new rule, on April 29, 2014 the SEC published guidance which reaffirms the June 2, 2014 deadline, but revises the scope of the mandatory disclosure. According to the SEC’s guidance, the disclosure report is not required to describe any of an issuer’s products as “DRC conflict free,” “DRC conflict undeterminable,” or “having not been found to be ‘DRC conflict free”. The other disclosure requirements of the rule continue to apply, including those regarding the facilities used to produce the conflict minerals, the minerals’ country of origin, and the efforts the issuer undertook to determine the mine or location of the minerals’ origin.. Therefore, there could be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational or consumer sales challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

   We derive our revenues from a number of diverse end markets, some of which are subject to significant cyclical changes in demand. In 2014 and 2013, we derived our revenues from both the enterprise and service provider markets, and we believe that our revenues will continue to be derived primarily from these two markets. In many instances, our products are building blocks for their customers’ products and as such, our customers are not the end-users of our products. If our customers experience adverse economic conditions in the end markets into which they sell our products, we would expect a significant reduction in spending by our customers. Some of these end markets are characterized by intense competition, rapid technological change and economic uncertainty. Our exposure to economic cyclicality and any related fluctuation in customer demand in these end markets could have a material adverse effect on its revenues and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012
3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010
3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007
4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012
4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012
4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012
4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012
4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012
4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013
10.1	Fourth Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2014 by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	10-K	0001-33391	10.49	3/31/2014
10.2	Twenty-Second Amendment to Credit Agreement, dated March 28, 2014 by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	10-K	0001-33391	10.50	3/31/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document	X
10 1.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
10 1.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	X
10 1.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
10 1.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

DIALOGIC INC.

Date: May 15, 2014	By:	/s/ Robert Dennerlein
	Name:	Robert Dennerlein
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012
3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010
3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007
4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012
4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012
4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012
4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012
4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012
4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013
10.1	Fourth Amendment to Third Amended and Restated Credit Agreement, dated March 28, 2014 by and among Dialogic Inc., Dialogic Corporation, Obsidian LLC and the lenders signatory thereto.	10-K	0001-33391	10.49	3/31/2014
10.2	Twenty-Second Amendment to Credit Agreement, dated March 28, 2014 by and among Dialogic Inc., Dialogic Corporation, Wells Fargo Foothill Canada ULC and the lenders signatory thereto.	10-K	0001-33391	10.50	3/31/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X

101.INS†	XBRL Instance Document	X
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document	X
10 1.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	X
10 1.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	X
10 1.LAB†	XBRL Taxonomy Extension Labels Linkbase Document	X
10 1.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

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