Form 10-Q
period 2014-06-30
Dialogic Inc.
filed 2014-08-14
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33391

DIALOGIC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3409691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1515 Route 10 East

Parsippany,  New Jersey 07054

(Address, including zip code, of Principal Executive Offices)

(973) 967-6000

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

As of August 7, 2014 16,261,711 shares of the registrant’s common stock were outstanding.

DIALOGIC INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

Dialogic Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31.
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,488	$4,508
Restricted cash	575	1,180
Accounts receivable, net of allowance of $3,179 and $3,019, respectively	22,344	24,472
Inventory	5,041	5,799
Other current assets	5,284	7,240
Total current assets	39,732	43,199
Property and equipment, net	3,216	3,775
Intangible assets, net	7,755	10,287
Goodwill	8,282	8,282
Other assets	1,587	1,181
Total assets	$60,572	$66,724

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,195	$7,781
Accrued liabilities	14,775	17,808
Deferred revenue, current portion	14,791	13,094
Bank indebtedness	10,424	12,080
Debt, related parties, net of discount	80,640	—
Capital lease obligations, current portion	67	—
Income taxes payable	861	863
Total current liabilities	127,753	51,626
Debt, related parties, net of discount	—	75,513
Warrants	1,216	163
Other long-term liabilities	5,773	6,419
Total liabilities	134,742	133,721
Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized - 200,000,000 shares; Issued and outstanding
16,261,711 shares and 16,239,315 shares, respectively	16	16
Additional paid-in capital	264,017	263,354
Accumulated other comprehensive loss	(22,326)	(22,081)
Accumulated deficit	(315,877)	(308,286)
Total stockholders' deficit	(74,170)	(66,997)
Total liabilities and stockholders' deficit	$60,572	$66,724

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.
Unaudited Consolidated Statements of Operations
and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Products	$21,161	$22,751	$40,769	$47,484
Services	10,293	8,324	19,120	17,386
Total revenue	31,454	31,075	59,889	64,870

Cost of revenue:
Products	7,101	8,868	13,838	18,445
Services	4,914	4,303	8,882	8,944
Total cost of revenue	12,015	13,171	22,720	27,389
Gross profit	19,439	17,904	37,169	37,481

Operating expenses:
Research and development, net	4,935	7,083	10,679	15,116
Sales and marketing	6,976	8,356	14,764	17,604
General and administrative	6,082	7,629	12,469	15,589
Restructuring charges, net	81	114	77	326
Total operating expenses	18,074	23,182	37,989	48,635
Income (loss) from operations	1,365	(5,278)	(820)	(11,154)

Other income (expense):
Interest income and other (expense) income, net	(50)	(13)	(75)	(53)
Interest expense	(2,787)	(2,532)	(5,502)	(4,899)
Change in fair value of warrants	(621)	2,479	(1,053)	1,273
Foreign exchange gain (loss), net	54	(550)	43	(911)
Total other expense, net	(3,404)	(616)	(6,587)	(4,590)
Loss before provision (benefit) for income taxes	(2,039)	(5,894)	(7,407)	(15,744)
Income tax provision (benefit)	305	(207)	184	303
Net loss	$(2,344)	$(5,687)	$(7,591)	$(16,047)
Net loss per share - basic and diluted	$(0.14)	$(0.36)	$(0.47)	$(1.03)
Weighted average shares of common stock used in
calculation of net loss per share - basic and diluted	16,257	15,907	16,243	15,590
Comprehensive loss:
Net loss	$(2,344)	$(5,687)	$(7,591)	$(16,047)
Foreign currency translation adjustment	(137)	117	(245)	186
Total comprehensive loss	$(2,481)	$(5,570)	$(7,836)	$(15,861)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,591)	$(16,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,853	4,633
Stock-based compensation	667	1,298
Amortization of debt issuance costs and debt discount	1,003	765
Fair value adjustment to warrants	1,053	(1,273)
Loss on disposal of fixed assets	—	12
Payment-in-kind interest expense on debt	4,100	3,665
Bad debt expense, net	126	1,034
Deferred income taxes	(39)	(18)
Other non-cash charges, net	(184)	162
Net changes in operating assets and liabilities
Accounts receivable	1,941	6,906
Inventory	758	2,550
Other current assets	1,613	2,279
Accounts payable and accrued liabilities	(4,978)	(9,512)
Deferred revenue	1,697	1,325
Income taxes payable	(2)	(118)
Other long-term liabilities	(782)	(1,272)
Net cash provided by (used in) operating activities	3,235	(3,611)
Cash flows from investing activities:
Restricted cash	605	(280)
Purchases of property and equipment	(193)	(496)
Net cash provided by (used in) investing activities	412	(776)
Cash flows from financing activities:
(Payments on) proceeds from bank indebtedness, net	(1,656)	3,075
Payments on capital lease obligations	(11)	—
Proceeds from debt, net of original issue discount	—	3,200
Net cash (used in) provided by financing activities	(1,667)	6,275
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	1,980	1,888
Cash and cash equivalents at beginning of period	4,508	6,501
Cash and cash equivalents at end of period	$6,488	$8,389

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$327	$270
Income taxes	$136	$306
Non-cash investing and financing activities:
Capital lease obligations incurred	$214	$—
Issuance of common stock in connection with debt modification	$—	$3,461
Debt issuance costs incurred as additional term loan debt	$—	$250
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

   The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. Interim results are not necessarily indicative of results for a full year or any future interim periods. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the annual financial statements and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013.

New Accounting Pronouncements Not Yet Adopted

   In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of the Company’s 2017 fiscal year. The Company is assessing the new standard and has not yet determined the impact to the consolidated financial statements.

Note 3 – Summary of Significant Accounting Policies

   There have been no significant changes in the Company’s accounting policies for the three and six months ended June 30, 2014 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2013.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Risks and Uncertainties

   The Company has experienced significant losses in the past and has not sustained quarter over quarter profits. The Company is also highly leveraged, with $10.4 million in current bank indebtedness and $80.6 million in current term debt, net of discount, as of June 30, 2014. Both debt instruments mature on March 31, 2015, and as a result are classified as current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2014.

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

   On March 28, 2014, the Company entered into a Twenty-Second Amendment (the “Twenty-Second Amendment”) to the Revolving Credit Agreement (“Revolving Credit Agreement”). Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provided that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remained at $6.0 million and will be increased by 80% of the pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter. The Company might not be able to maintain as high of a borrowing base under the Revolving Credit Agreement due to the increase in the Availability Block. Also, if the Company’s revenue continues to decline and the corresponding accounts receivable balance declines, this would also reduce the available borrowing base under the Revolving Credit Agreement.

   As described above, the maturity date for both of the Company’s debt agreements is March 31, 2015. As of June 30, 2014, the Company classified its debt under the Term Loan Agreement as current on the accompanying condensed consolidated balance sheet, since the Term Loan Agreement had not been extended as of that date. The Company is actively pursuing alternative funding arrangements, including but not limited to extending both debt agreements. The Company has not yet executed any extensions on either of the debt agreements and does not anticipate having sufficient cash and cash equivalents to repay the debt at the maturity of these agreements on March 31, 2015, or if the maturity dates were accelerated.

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

   Based on the Company’s current plans and business conditions, including the restructuring actions that were taken at the end of 2013 and additional cost-cutting measures that the Company expects to employ during 2014, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through the end of 2014; however if the debt is not restructured or refinanced the Company will not have the ability to repay its debt when due and there would be substantial doubt that the Company could continue as a going concern.

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

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their generally short maturities. For cash equivalents, the estimated fair values are based on market prices. The fair value of the Revolving Credit Agreement approximates the carrying amount since interest is based on market based

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

variable rates. The fair value of the Company’s current term debt is estimated by discounting the future cash flows for such instruments at rates currently offered to the Company for similar debt instruments of comparable maturities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

June 30, 2014	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$1,216	$—	$1,216	$—

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$163	$—	$163	$—

The Company measured its warrants at fair value on a recurring basis and has determined that these financial liabilities are classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of June 30, 2014 and December 31, 2013 using the Black-Scholes method of valuation using the following assumptions.

	June 30,	December 31,
	2014	2013
Expected Term	2.75 years	3.25 years
Volatility	105%	94%
Dividend Yield	—%	—%
Risk-Free Interest Rate	1.62%	1.75%

Concentrations and Credit Risk

   As of June 30, 2014 and December 31, 2013, accounts receivable aggregating approximately $16.5 million and $22.3 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.13% of consolidated revenue.

   No customers accounted for over 10% of the Company’s revenue for the three and six months ended June 30, 2014 and 2013, respectively. No customer accounted for more than 10% of accounts receivable as of June 30, 2014 and December 31, 2013.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Note 4 – Select Balance Sheet Information

Inventory

   Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components; work in process and finished products. The following table sets forth the components of inventory as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Raw materials and components	$2,017	$2,332
Work in process	384	457
Finished products	2,640	3,010
Total inventory	$5,041	$5,799

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives. The following table sets forth the components of property and equipment, net as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Computer equipment and software	$40,826	$40,502
Furniture and fixtures	3,358	3,352
Machinery and equipment	13,160	13,076
Leasehold improvements	4,913	4,593
	62,257	61,523
Less: accumulated depreciation	(59,041)	(57,748)
Total property and equipment, net	$3,216	$3,775

    Depreciation expense was $0.6 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively and $1.3 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

Goodwill and Intangible Assets

   As of June 30, 2014 and December 31, 2013, goodwill was $8.3 million. Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company is required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   The following sets forth a summary of intangible assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$1,100	$—	$1,100
Finite-lived intangibles:
Technology	55,949	(52,127)	3,822
Customer relationships	38,312	(35,488)	2,824
Software licenses	3,489	(3,489)	—
Patents	1,137	(1,128)	9
	$99,987	$(92,232)	$7,755

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$1,100	$—	$1,100
Finite-lived intangibles:
Technology	55,949	(50,144)	5,805
Customer relationships	38,312	(34,974)	3,338
Software licenses	3,489	(3,489)	—
Patents	1,137	(1,093)	44
	$99,987	$(89,700)	$10,287

   Amortization expense was $1.3 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively and $2.5 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Accrued Liabilities

   The following table summarizes the Company’s accrued liabilities as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013

Accrued compensation and benefits	$5,778	$5,756
Accrued restructuring expenses	2,262	4,445
Accrued royalty expenses	1,286	1,540
Accrued commissions	639	1,230
Accrued professional fees	1,391	1,603
Other accrued expenses	3,419	3,234
Total accrued liabilities	$14,775	$17,808

  On May 19, 2014, the Company entered into an Agreement Concerning Assignment Fee and Release of Dialogic (“Assignment and Release Agreement”) with the landlord of its Milpitas, California facility, whereby it agreed to pay an assignment fee of $0.3 million, in order to be released of its obligations under its operating lease, effective July 15, 2014.  As a result, the Company reversed its cease use liability related to the Milpitas, California facility in the amount of $0.5 million during the three months ended June 30, 2014. In addition, the Company reversed its deferred rent accrual in the amount of $0.2 million during the three months ended June 30, 2014.

Note 5 – Bank Indebtedness

   The Company has a working capital facility, the Revolving Credit Agreement with the Revolving Credit Lender. As of June 30, 2014, the borrowing base under the Revolving Credit Agreement amounted to $12.2 million, the Company borrowed $10.4 million based on the prior month’s borrowing base calculation, and the unused line of credit totaled $14.6 million, of which $1.8 million was available for additional borrowings in the first week of July 2014. As of December 31, 2013, the borrowing base under the Revolving Credit Agreement amounted to $15.2 million, the Company had borrowed $12.1 million based on the prior month’s borrowing base calculation, and the unused line of credit totaled $12.9 million, of which $3.1 million was available for additional borrowings in the first week of January 2014.

On March 28, 2014, the Company entered into a Twenty-Second Amendment to the Revolving Credit Agreement. Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provided that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remained at $6.0 million and will be increased by 80% of the pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter.

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

Interest expense related to the Revolving Credit Agreement for the three months ended June 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2014 and 2013 was $0.2 million and $0.3 million, respectively. The average interest rate for the three and six months ended June 30, 2014 and 2013 was 4.75%.

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

Note 6 – Debt and Related Party Transactions

Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also owned approximately 55% of the Company’s outstanding common stock as of June 30, 2014. One Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors.

In connection with entering into the Term Loan Agreement during 2012, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share.  The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the accompanying unaudited condensed consolidated balance sheets. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants was $1.2 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively. The Company recorded a loss of $0.6 million and a gain of $2.5 million for the three months ended June 30, 2014 and 2013, respectively, and a loss of $1.1 million and a gain of $1.3 million for the six months ended June 30, 2014 and 2013, respectively, to reflect the change in fair value, which is recorded as a component of other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   The following describes certain provisions of the Term Loan Agreement, as amended:

   Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to the Company up to $10.0 million on the same terms as the Term Loans. As of June 30, 2014, the Company had received $8.5 million under this provision.

   Maturity. The Term Loans are due on March 31, 2015, provided that such date shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement). Due to the fact that the Term Loan is due within one-year, the Company has classified the Term Loan as current in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2014.

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

For the three months ended June 30, 2014 and 2013, the Company recorded interest expense of $2.6 million and $2.3 million, respectively, related to the Term Loan Agreement of which $2.1 million and $1.9 million, respectively, related to accrued PIK interest and $0.5 million and $0.4 million, respectively, related to accretion of the debt discount. For the six months ended June 30, 2014 and 2013, the Company recorded interest expense of $5.1 million and $4.4 million, respectively, related to the Term Loan Agreement of which $4.1 million and $3.7 million, respectively, related to accrued PIK interest and $1.0 million and $0.7 million, respectively, related to accretion of the debt discount.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

The following table summarizes debt with related parties as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Term loan, principal	$84,644	$80,544
Debt discount	(4,004)	(5,031)
Net debt, related parties	$80,640	$75,513

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

    During the fourth quarter 2013, the Company approved and initiated a restructuring plan designed to reduce operating costs, so it can focus its resources on a restructured business model. On January 13, 2014, the Company continued the execution of this plan by notifying the majority of affected employees or commencing consultation processes with affected employees. The complete execution of the restructuring plan will result in a total workforce reduction of approximately 90 full-time positions, or approximately 16% of the Company’s combined workforce. During the three and six months ended June 30, 2014, cash payments amounted to $1.3 million and $2.3 million, respectively, for these termination benefits.

    For the three and six months ended June 30, 2014, the Company recorded a net charge of $0.3 million for employee termination benefits, of which $0.4 million related to actions in connection with the exit of the Milpitas, California facility, partially offset by an adjustment to the restructuring accrual related to employee termination benefits in the amount of $0.1 million. Such charges and credits, net are recorded as a component of restructuring charges, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2013, the Company recorded a charge in the amount of $0.1 million for termination benefits. As of June 30, 2014 and December 31, 2013, $2.1 million and $4.2 million, respectively, remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

    For the three and six months ended June 30, 2014, the Company recorded a net benefit of $0.2 million in lease and facility exit costs, of which $0.5 million related to the reversal of its cease use liability in connection with the exit of the Milpitas, California facility, partially offset by a charge of $0.3 million for the release of all of its obligations under its operating lease in Milpitas, California, following its assignment of the lease to a third party. For the six months ended June 30, 2013, the Company incurred expense of $0.9 million in lease and facility exit costs primarily related to idle space in Milpitas, California and Needham, Massachusetts. In addition, the Company adjusted its facility related restructuring accruals for Parsippany, New Jersey, Eatontown, New Jersey and Renningen, Germany based on information received at that time, resulting in a benefit of $0.7 million during the six months ended June 30, 2013. Such charges and credits, net are recorded as a component of restructuring charges, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2014, $0.1 million of lease and facility exit costs were reflected as a component of accrued liabilities and $0.1 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2013, $0.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $0.5 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

The following table sets forth restructuring activity for the quarterly periods ended March 31, 2014 and June 30, 2014:

	Accrual for Employee Termination/ Severance and Related Costs	Accrual for Facilities Costs	Total

Balance, December 31, 2013	$4,196	$714	$4,910
Charges to operations, net	(10)	6	(4)
Payments made during the period	(1,009)	(43)	(1,052)
Balance, March 31, 2014	$3,177	$677	$3,854
Charges to operations, net	288	(207)	81
Payments made during the period	(1,323)	(291)	(1,614)
Balance, June 30, 2014	$2,142	$179	$2,321

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

   The following table summarizes stock-based compensation expense by category for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Cost of revenue	$14	$40	$29	$113
Research and development	11	53	29	96
Sales and marketing	(9)	120	48	273
General and administrative	232	448	561	816
Total stock-based compensation expense	$248	$661	$667	$1,298

Stock Options

  The following table sets forth the summary of stock options for the six months ended June 30, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)

Balance, December 31, 2013	572,815	$14.65	6.71
Granted	—	$—
Exercised	—	$—
Cancelled and forfeited	(102,909)	$13.98
Balance, June 30, 2014	469,906	$14.80	6.48

Vested and expected to vest at June 30, 2014	450,481	$15.21	6.42
Exercisable at June 30, 2014	324,682	$18.98	5.87

   As of June 30, 2014 and December 31, 2013, the weighted-average grant date fair value for stock options outstanding was $9.19 and $10.09, respectively. Stock-based compensation expense related to stock options for the three months ended June 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2014 and 2013 was $0.2 million and $0.4 million, respectively.  The total intrinsic value of options exercised was zero during the three and six months ended June 30, 2014 and 2013. As of June 30, 2014,  $0.5 million of total unrecognized compensation expense related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 1.82 years.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   There were no options granted during the six months ended June 30, 2014. The following weighted average assumptions were used to value options granted during the six months ended June 30, 2013:

Six Months Ended June 30,
2013
Risk-free interest rate	1.18%
Expected volatility	91%
Expected life (in years)	6.0
Dividend yield	—

Restricted Stock Awards

   The following table summarizes restricted stock outstanding as of June 30, 2014:

	Number of RSUs	Weighted Average Contractual Life (in years)	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	819,030	0.80	$2.08
Granted	—		$—
Vested	(22,396)		$3.17
Forfeited or expired	(323,366)		$1.46
Balance, June 30, 2014	473,268	0.62	$2.71

 Stock-based compensation expense related to RSUs for the three months ended June 30, 2014 and 2013 was $0.2 million and $0.5 million, respectively, and for the six months ended June 30, 2014 and 2013 was $0.5 million and $0.9 million, respectively. During the three and six months ended June 30, 2014, the aggregate intrinsic value of vested RSUs was  $0.01 million and $0.02 million, respectively. As of June 30, 2014,  $0.7 million of total unrecognized compensation expense related to non-vested RSUs granted to employees and directors is expected to be recognized over a weighted average period of 0.93 years.

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

For the three and six months ended June 30, 2014 and 2013, the total share-based compensation expense related to such purchases amounted to zero. As of June 30, 2014,  59,034 shares have been issued under the 2006 ESPP and 311,178 shares remained available for issuance under the 2006 ESPP.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Note 9 – Net Loss per Share

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

   Basic and diluted net loss per share was calculated as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(2,344)	$(5,687)	$(7,591)	$(16,047)

Denominator:
Basic and diluted weighted-average shares:
Weighted average shares used in computing
basic and diluted net loss per share	16,257	15,907	16,243	15,590
Net loss per share - basic and diluted	$(0.14)	$(0.36)	$(0.47)	$(1.03)

Note 10 – Commitments and Contingencies

Leases

   In May 2014, the Company entered into a capital lease arrangement for computer equipment with one lessor. The terms of the capital lease arrangement is for a period of 36 months at an annual interest rate of approximately 7%, and requiring monthly payments of $7 thousand. The amount of the capital lease arrangement included in “Property and Equipment, net” in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2014 was $0.2 million.

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

Royalties payable to the OCS are recorded when the related sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues for the three months ended June 30, 2014 and 2013 were $0.2 million and for the six months ended June 30, 2014 and 2013 were $0.4 million and $0.5 million, respectively.  As of June 30, 2014 and December 31, 2013, the royalty payable amounted to $1.2 million. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $16.2 million and $16.7 million as of June 30, 2014 and December 31, 2013, respectively.

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

   As of June 30, 2014 and December 31, 2013, the maximum potential amount of future payments the Company could be required to make under the guarantees, amounted to $0.6 million and $1.2 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Litigation

From time to time, the Company is engaged in various legal proceedings incidental to its normal business activity. The Company’s management believes that the probability of significant losses arising from such lawsuits are remote, but that litigation is inherently uncertain and there is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount in excess of that anticipated by management. Legal costs are expensed as incurred.

As previously reported in the Company’s Form 10-K for the fiscal year ended December 31, 2013, and in prior SEC filings, on March 28, 2011, the Company received a letter from the SEC informing the Company that the SEC was conducting an informal inquiry which was related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of the Company’s business combination with Dialogic Corporation. On July 2, 2014, the Company received a notice from the SEC under the guidelines set out in the final paragraph of Securities Act Release Number 5310. The notice advised the Company that the SEC had concluded its investigation and, based on information it had as of July 2, 2014, the SEC did not intend to recommend an enforcement action against the Company.

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

   The following tables set forth revenue and long-lived assets, net by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2014	2013	2014	2013
Americas	$13,477	$15,758	$27,471	$31,423
Europe, Middle East and Africa	10,015	10,375	20,417	21,575
Asia Pacific	7,962	4,942	12,001	11,872
Total revenue	$31,454	$31,075	$59,889	$64,870

	June 30,	December 31,
Long-lived assets, net	2014	2013
Americas:
United States	$11,488	$11,870
Canada	6,868	9,326
Other foreign countries	897	1,148
Total long-lived assets, net	$19,253	$22,344

Note 12 – Income Taxes

   The Company recorded an income tax provision of $0.3 million and an income tax benefit of $0.2 million for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, the Company’s effective tax rate was approximately (15.0)% and 3.5%, respectively. The Company recorded an income tax provision of $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company’s effective tax rate was approximately (2.5)% and (1.9)%, respectively.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the U.S. and certain foreign jurisdictions. The tax expense for the three and six months ended June 30, 2014 is due to taxes in profitable foreign jurisdictions. The tax benefit for the three months ended June 30, 2013 was primarily due to a reduction in the unrecognized tax benefit reserve. The tax expense for the six months ended June 30, 2013 was primarily due to the current tax expense in the Company’s profitable foreign entities with no corresponding tax attributes.

     As of June 30, 2014 and December 31, 2013, the Company’s net deferred tax assets were $0.05 million and $0.02 million, respectively. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit or (expense).

   The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.      Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of June 30, 2014 and December 31, 2013, the total liability for unrecognized tax benefits was $2.7 million, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments.

   Utilization of the Company’s net operating loss carry forwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and other similar foreign provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. As changes in ownership have occurred the Company has not yet determined the full extent of such limitations. The Company expects to determine the amount of net operating loss limitation concurrent with the filing of the 2013 tax returns.

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

   This increase in competition has also led to steep price reductions, which have in turn caused the revenues of incumbent telecom operators to decline. At the same time, the demand for IP-based technologies has increased due to the need to keep pace with subscriber demand, yet reduce operating costs and diversify revenue streams. In developed countries, services are increasingly bundled; for example, Internet access is often bundled with voice telephony and television channels. Service providers and enterprises may either maintain their legacy networks or steadily plan on migrating telecom systems from the PSTN to a single IP network to deliver video calls, text messaging, and location-based services and other high-demand services.

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

Critical Accounting Policies and Estimates

   Management’s discussion and analysis of our financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our consolidated financial statements. As of June 30, 2014, current liabilities exceeded current assets by $88.0 million. In the event of a bankruptcy, our recorded asset values may be significantly impaired. See Liquidity section for further discussion.

   There have been no significant changes in our accounting policies for the three and six months ended June 30, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations (amounts in tables in thousands other than percentages)

Comparison of Three Months Ended June 30, 2014 and 2013

Revenue

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$21,161	67%	$22,751	73%	$(1,590)	(7%)
Services	10,293	33%	8,324	27%	1,969	24%
Total revenue	$31,454	100%	$31,075	100%	$379	1%

Legacy vs. Next Generation:
Legacy	$7,716	25%	$8,932	29%	$(1,216)	(14%)
Next Generation	23,738	75%	22,143	71%	1,595	7%
Total revenue	$31,454	100%	$31,075	100%	$379	1%

Revenue by geography:
Americas	$13,477	43%	$15,758	51%	$(2,281)	(14%)
Europe, Middle East and Africa	10,015	32%	10,375	33%	(360)	(3%)
Asia Pacific	7,962	25%	4,942	16%	3,020	61%
Total revenue	$31,454	100%	$31,075	100%	$379	1%

   Revenue

   Total revenue of $31.5 million for the three months ended June 30, 2014 increased by $0.4 million, or 1%, from $31.1 million for the three months ended June 30, 2013.

   Our product revenue was 67% of total revenue at $21.2 million for the three months ended June 30, 2014, compared to 73% of total revenue, or $22.8 million for the three months ended June 30, 2013, a decrease of $1.6 million, or 7%. The decrease in product revenue is primarily attributable to a decline in demand for our Legacy products, as well as project timing and associated revenue recognition of Next Generation products. The decrease was partially offset by a $1.6 million increase that was attributable to a revision of the application of our revenue recognition practice as a result of establishing a track record of successful installations related to our ControlSwitch products, whereby revenue is recognized based upon delivery rather than customer acceptance.

   Our services revenue was 33% of total revenue at $10.3 million for the three months ended June 30, 2014, compared to 27% of total revenue, or $8.3 million for the three months ended June 30, 2013, an increase of $2.0 million, or 24%. The increase in services revenue was the result of a higher level of maintenance renewals and customer expansions and upgrades of our Next Generation products.

Cost of Revenue and Gross Profit

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Cost of Revenue:
Products	$7,101	34%	$8,868	39%	$(1,767)	(20%)
Services	4,914	48%	4,303	52%	611	14%
Total cost of revenue	$12,015	38%	$13,171	42%	$(1,156)	(9%)

Gross Profit:
Products	$14,060	66%	$13,883	61%	$177	1%
Services	5,379	52%	4,021	48%	1,358	34%
Total gross profit	$19,439	62%	$17,904	58%	$1,535	9%

   Cost of Revenue

     Total cost of revenue of $12.0  million for the three months ended June 30, 2014 decreased by 9%, or $1.2  million, from $13.2 million for the three months ended June 30, 2013.

Cost of product revenue of $7.1 million for the three months ended June 30, 2014 decreased by 20%, or $1.8 million, from $8.9 million for the three months ended June 30, 2013.  The change is primarily attributable to the decline in product volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount, as a result of restructuring efforts.

Cost of services revenue of $4.9 million for the three months ended June 30, 2014 increased by 14%, or $0.6 million, from $4.3 million for the three months ended June 30, 2013.  The change is primarily attributable to an increase in installations costs, partially offset by a decrease in headcount compared to the corresponding prior year period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $19.4 million for the three months ended June 30, 2014 increased by $1.5 million, or 9%, from $17.9 million for the three months ended June 30, 2013. Gross profit margin increased from 58% of total revenue for the three months ended June 30, 2013 to 62% of total revenue for the three months ended June 30, 2014.

For the three months ended June 30, 2014, product gross profit increased by 1%, or $0.2 million, from $13.9 million for the three months ended June 30, 2013 to $14.1 million for the three months ended June 30, 2014.  The increase in gross profit on product revenue is primarily a result of an overall decline in the cost of product revenue.  Gross profit margin increased from 61% of total product revenue for the three months ended June 30, 2013 to 66% of total product revenue for the three months ended June 30, 2014 due to the mix of products sold.

For the three months ended June 30, 2014, services gross profit increased by 34%, or $1.4  million, from $4.0 million for the three months ended June 30, 2013 to $5.4 million for the three months ended June 30, 2014. Gross profit margin increased from 48% of total services revenue for the three months ended June 30, 2013 to 52% of total services revenue for the three months ended June 30,  2014 due to a higher level of maintenance renewals and lower costs as a result of a reduction in headcount.

Operating Expenses

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$4,935	16%	$7,083	23%	$(2,148)	(30%)
Sales and marketing	6,976	22%	8,356	27%	(1,380)	(17%)
General and administrative	6,082	19%	7,629	25%	(1,547)	(20%)
Restructuring charges, net	81	0%	114	0%	(33)	(29%)
Total operating expenses	$18,074	57%	$23,182	75%	$(5,108)	(22%)

   Research and Development Expenses

   Research and development expenses of $4.9 million, or 16% of total revenue, for the three months ended June 30, 2014 decreased by $2.2 million, or 30%, from $7.1 million, or 23% of total revenue for the three months ended June 30, 2013.  The decrease was primarily the result of a $1.7 million decrease in salaries and employee benefits and stock-based compensation associated with a decrease in departmental headcount, as a result of our restructuring efforts.

   Sales and Marketing

   Sales and marketing expenses of $7.0 million, or 22% of total revenue, for the three months ended June 30, 2014 decreased by $1.4 million, or 17%, from $8.4 million, or 27% of total revenue for the three months ended June 30, 2013. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits and stock-based compensation of $1.1 million, and third party sales commissions of $0.1 million.

   General and Administrative

   General and administrative expenses of $6.1 million, or 19% of total revenue, for the three months ended June 30, 2014 decreased by $1.5 million, or 20%, from $7.6 million, or 25% of total revenue for the three months ended June 30, 2013. The change is primarily attributable to decreases in salaries and employee benefits and stock-based compensation of $0.8 million and third party professional services in the amount of $0.4 million.

   Restructuring Charges

For the three months ended June 30, 2014, we recorded a net charge of $0.3 million for employee termination benefits, of which $0.4 million related to actions in connection with the exit of our Milpitas, California facility, partially offset by an adjustment to our restructuring accrual related to employee termination benefits in the amount of $0.1 million. For the three months ended June 30, 2013, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.1 million.

For the three months ended June 30, 2014, we recorded a  net benefit of $0.2 million in lease and facility exit costs, of which $0.5 million related to the reversal of our cease use liability in connection with the exit of the Milpitas, California facility, partially offset by a charge of $0.3 million for the release of all of our obligations under our operating lease in Milpitas, California, following our assignment of the lease to a third party.

Interest Expense

Interest expense increased by $0.3 million, or 10%, from $2.5 million for the three months ended June 30, 2013 to $2.8  million for the three months ended June 30, 2014. The change is primarily attributable to PIK interest and the amortization of debt discount on our Term Loan, which increased $0.2 million and $0.1 million, respectively, compared to the prior year quarter due to a higher Term Loan principal balance.

Change in Fair Value of Warrants

The change in fair value of warrants represented a loss of $0.6  million for the three months ended June 30, 2014 as a result of an increase in our stock price compared to March 31, 2014. For the three months ended June 30, 2013, the Company recorded a gain of $2.5 million related to the change in fair value of warrants, as a result of a decrease in our stock price compared to March 31, 2013.

Foreign Exchange Gain (Loss) net

   Foreign exchange gain, net was $0.1 million for the three months ended June 30, 2014, compared to a foreign exchange loss, net of $0.6 million for the three months ended June 30, 2013.

Income Tax Provision (Benefit)

For the three months ended June 30, 2014 and 2013, we recorded a provision for income taxes of $0.3 million and a  benefit for income taxes of $0.2 million, respectively. The tax expense for the three months ended June 30, 2014 is due to taxes in our profitable foreign jurisdictions. The tax benefit for the three months ended June 30, 2013 was primarily due to a  reduction in the unrecognized tax benefit reserve.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenue

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$40,769	68%	$47,484	73%	$(6,715)	(14%)
Services	19,120	32%	17,386	27%	1,734	10%
Total revenue	$59,889	100%	$64,870	100%	$(4,981)	(8%)

Legacy vs. Next Generation:
Legacy	$15,971	27%	$18,973	29%	$(3,002)	(16%)
Next Generation	43,918	73%	45,897	71%	(1,979)	(4%)
Total revenue	$59,889	100%	$64,870	100%	$(4,981)	(8%)

Revenue by geography:
Americas	$27,471	46%	$31,423	48%	$(3,952)	(13%)
Europe, Middle East and Africa	20,417	34%	21,575	33%	(1,158)	(5%)
Asia Pacific	12,001	20%	11,872	18%	129	1%
Total revenue	$59,889	100%	$64,870	100%	$(4,981)	(8%)

   Revenue

   Total revenue of $59.9 million for the six months ended June 30, 2014 decreased by $5.0 million, or 8%, from $64.9 million for the six months ended June 30, 2013.

   Our product revenue was 68% of total revenue at $40.8 million for the six months ended June 30, 2014, compared to 73% of total revenue, or $47.5 million for the six months ended June 30, 2013, a decrease of $6.7 million, or 14%. The decrease in product revenue is primarily attributable to a decline in demand for our Legacy products, as well as project timing and associated revenue recognition of Next Generation products. The decrease was partially offset by a $1.6 million increase that was attributable to a revision of the application of our revenue recognition practice as a result of establishing a track record of successful installations related to our ControlSwitch products, whereby revenue is recognized based upon delivery rather than customer acceptance.

   Our services revenue was 32% of total revenue at $19.1 million for the six months ended June 30, 2014, compared to 27% of total revenue, or $17.4 million for the six months ended June 30, 2013, an increase of $1.7 million, or 10%. The increase in services revenue was the result of a higher level of maintenance renewals and customer expansions and upgrades of our Next Generation products,  partially offset by decommissioning of our Legacy products in certain customer networks.

Cost of Revenue and Gross Profit

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Cost of Revenue:
Products	$13,838	34%	$18,445	39%	$(4,607)	(25%)
Services	8,882	46%	8,944	51%	(62)	(1%)
Total cost of revenue	$22,720	38%	$27,389	42%	$(4,669)	(17%)

Gross Profit:
Products	$26,931	66%	$29,039	61%	$(2,108)	(7%)
Services	10,238	54%	8,442	49%	1,796	21%
Total gross profit	$37,169	62%	$37,481	58%	$(312)	(1%)

   Cost of Revenue

   Total cost of revenue of $22.7  million for the six months ended June 30, 2014 decreased by 17%, or $4.7  million, from $27.4 million for the six months ended June 30, 2013.

Cost of product revenue of $13.8 million for the six months ended June 30, 2014 decreased by 25%, or $4.6 million, from $18.4 million for the six months ended June 30, 2013. The change is primarily attributable to the decline in product volume and a reduction in salaries and benefits due to the decrease in operations personnel headcount, as a result of restructuring efforts.

Cost of services revenue of $8.9 million for the six months ended June 30, 2014 remained relatively consistent compared to the six months ended June 30, 2013. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $37.2 million for the six months ended June 30, 2014 decreased by $0.3 million, or 1%, from $37.5 million for the six months ended June 30, 2013. Gross profit margin increased from 58% of total revenue for the six months ended June 30, 2013 to 62% of total revenue for the six months ended June 30, 2014.

For the six months ended June 30, 2014, product gross profit decreased by 7%, or $2.1 million, from $29.0 million for the six months ended June 30, 2013 to $26.9 million for the six months ended June 30, 2014. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue,  offset in part by cost reductions as a result of our restructuring efforts. Gross profit margin increased from 61% of total product revenue for the six months ended June 30, 2013 to 66% of total product revenue for the six months ended June 30, 2014 due to the mix of products sold.

For the six months ended June 30, 2014, services gross profit increased by 21%, or $1.8 million, from $8.4 million for the six months ended June 30, 2013 to $10.2 million for the six months ended June 30, 2014. Gross profit margin increased from 49% of total services revenue for the six months ended June 30, 2013 to 54% of total services revenue for the six months ended June 30, 2014 due to a higher level of maintenance renewals and lower costs as a result of a reduction in headcount.

Operating Expenses

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$10,679	18%	$15,116	23%	$(4,437)	(29%)
Sales and marketing	14,764	25%	17,604	27%	(2,840)	(16%)
General and administrative	12,469	21%	15,589	24%	(3,120)	(20%)
Restructuring charges, net	77	0%	326	1%	(249)	(76%)
Total operating expenses	$37,989	63%	$48,635	75%	$(10,646)	(22%)

   Research and Development Expenses

   Research and development expenses of $10.7 million, or 18% of total revenue, for the six months ended June 30, 2014 decreased by $4.4 million, or 29%, from $15.1 million, or 23% of total revenue for the six months ended June 30, 2013.  The decrease was primarily the result of a $3.6 million decrease in salaries and employee benefits and stock-based compensation associated with a decrease in departmental headcount, as a result of our restructuring efforts.

   Sales and Marketing

   Sales and marketing expenses of $14.8 million, or 25% of total revenue, for the six months ended June 30, 2014 decreased by $2.8 million, or 16%, from $17.6 million, or 27% of total revenue for the six months ended June 30, 2013. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits and stock-based compensation of $1.6 million, marketing related costs of $0.2 million, and third party sales commissions of $0.2 million.

   General and Administrative

   General and administrative expenses of $12.5 million, or 21% of total revenue, for the six months ended June 30, 2014 decreased by $3.1 million, or 20%, from $15.6 million, or 24% of total revenue for the six months ended June 30, 2013. The change is primarily attributable to decreases in bad debt expense of $0.9 million, salaries and employee benefits and stock-based compensation of $0.8 million, and third party professional services in the amount of $0.7 million.

   Restructuring Charges

For the six months ended June 30, 2014, we recorded a net charge of $0.3 million for employee termination benefits, of which $0.4 million related to actions in connection with the exit of our Milpitas, California facility, partially offset by an adjustment to our restructuring accrual related to employee termination benefits in the amount of $0.1 million. For the six months ended June 30, 2013, we recorded employee separation costs and other costs related to employee termination benefits in the amount of $0.1 million.

   For the six months ended June 30, 2014, we recorded a  net benefit of $0.2 million in lease and facility exit costs, of which $0.5 million related to the reversal of our cease use liability in connection with the exit of the Milpitas, California facility, partially offset by a charge of $0.3 million for the release of all of our obligations under our operating lease in Milpitas, California, following our assignment of the lease to a third party. For the six months ended June 30, 2013, we recorded a charge in the amount of $0.2 million, net, related to an expense of $0.9 million in lease and facility exit costs primarily related to idle space in Milpitas, California and Needham, Massachusetts, offset by a reduction in our facility related restructuring accruals for Parsippany, New Jersey, Eatontown, New Jersey and Renningen, Germany, resulting in a net benefit of $0.7 million.

Interest Expense

Interest expense increased by $0.6 million or 12%, from $4.9 million for the six months ended June 30, 2013 to $5.5 million for the six months ended June 30, 2014. The change is primarily attributable to PIK interest and the amortization of debt discount on our Term Loan, which increased $0.4 million and $0.3 million, respectively, due to a higher Term Loan principal balance, partially offset by a decrease of $0.1 million related to a lower average balance on our Revolving Credit Agreement.

Change in Fair Value of Warrants

The change in fair value of warrants represented a loss of $1.1 million for the six months ended June 30, 2014 as a result of an increase in our stock price compared to December 31, 2013. For the six months ended June 30, 2013, the Company recorded a gain of

$1.3 million related to the change in fair value of warrants, as a result of a decrease in our stock price compared to December 31, 2012.

Foreign Exchange Gain (Loss), net

   Foreign exchange gain, net was less than $0.1 million for the six months ended June 30, 2014, compared to a foreign exchange loss, net of $0.9 million for the six months ended June 30, 2013.

Income Tax Provision

For the six months ended June 30, 2014 and 2013, we recorded a provision for income taxes of $0.2 million and $0.3 million, respectively. The tax expense for the six months ended June 30, 2014 is due to taxes in our profitable foreign jurisdictions. The tax expense for the six months ended June 30, 2013 was primarily due to the current tax expense in our profitable foreign entities with no corresponding tax attributes.

Financial Position

Liquidity and Capital Resources

Our primary anticipated sources of liquidity are funds generated from operations, and, as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. Both debt instruments mature on March 31, 2015, and as a result are classified as current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2014. We monitor and manage liquidity by preparing and updating annual budgets, as well as by monitoring compliance with the terms of our financing agreements.

We have experienced significant losses in the past and have not sustained quarter over quarter profits. As of June 30 2014, we had cash and cash equivalents of $6.5 million, compared to $4.5 million of cash and cash equivalents as of December 31, 2013. During the six months ended June 30, 2014, net cash provided by operating activities was $3.2 million. As of June 30, 2014, we had borrowed $10.4 million, based on the prior month’s borrowing base calculation, under our Revolving Credit Agreement and the unused line of credit totaled $14.6 million, of which $1.8 million was available to us in the first week of July 2014. As of June 30, 2014 our term loan debt with related parties was $80.6 million, net of discount. During the six months ended June 30, 2014, we paid $0.2 million to service the interest payments on the Revolving Credit Agreement. No cash interest was paid during the six months ended June 30, 2014 related to the Term Loan Agreement, as all interest to be incurred during the year ending December 31, 2014  will be paid in kind, as permitted by the Term Lenders.

On March 28, 2014, we entered into a Fourth Amendment to the Term Loan Agreement, or Fourth Amendment. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

   On March 28, 2014, we entered into a Twenty-Second Amendment to the Revolving Credit Agreement, or Twenty-Second Amendment. Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postponed its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provided that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remained set at $6.0 million and will be increased by 80% of pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter. We may not be able to maintain as high of a borrowing base under the Revolving Credit Agreement due to the increase in Availability Block. Also, if our revenue continues to decline and the corresponding accounts receivable balance declines, this would also reduce the available borrowing base under the Revolving Credit Agreement.

   As described above, the maturity date for both of our debt agreements is March 31, 2015. As of June 30, 2014, we have classified our debt under the Term Loan Agreement as current on our condensed consolidated balance sheet, since the Term Loan Agreement had not been extended as of that date. We are actively pursuing alternative funding arrangements, including but not limited to extending both debt agreements. We have not yet executed any extensions on either of the debt agreements and do not anticipate having sufficient cash and cash equivalents to repay the debt at the maturity of these agreements on March 31, 2015, or if the maturity dates were accelerated.

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

Based on our current plans and business conditions, including the restructuring actions that were taken at the end of 2013 and additional cost-cutting measures that we expect to employ during 2014, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements through the end of 2014; however if the debt is not restructured or refinanced we will not have the ability to repay our debt when due and there would be substantial doubt that we could continue as a going concern.

Operating Activities

Net cash provided by operating activities of $3.2 million for the six months ended June 30, 2014 was primarily attributable to the adjustments for non-cash items aggregating to $10.6  million for items such as depreciation, amortization, fair value adjustments to warrants, stock-based compensation and PIK interest expense on long-term debt, partially offset by our net loss of $7.6  million. Operating assets decreased by $4.3 million and operating liabilities decreased by $4.1 million. The decrease in operating assets relates to accounts receivable of $1.9 million, inventory of $0.8  million, and other current assets of $1.6 million. The decrease in operating liabilities is primarily attributable to decreases of $5.0 million in accounts payable and accrued liabilities and $0.8 million in long-term liabilities, partially offset by an increase in deferred revenue of $1.7 million.

   Net cash used in operating activities of $3.6 million for the six months ended June 30, 2013 was primarily attributable to our net loss of $16.0  million, partially offset by adjustments for non-cash items aggregating to $10.3 million. Operating assets decreased by $11.7 million and operating liabilities decreased by $9.6 million. The decrease in operating assets relates to accounts receivable of $6.9 million, inventory of $2.6 million, and other current assets of $2.3 million. The decrease in operating liabilities is primarily attributable to decreases of $9.5 million in accounts payable and accrued liabilities and $1.3 million in other long-term liabilities, partially offset by an increase in deferred revenue of $1.3 million.

Investing Activities

Net cash provided by investing activities of $0.4 million for the six months ended June 30, 2014 consisted primarily of $0.6 million related to the release of restricted cash, partially offset by $0.2 million related to the purchase of property and equipment.

   Net cash used in investing activities of $0.8 million for the six months ended June 30, 2013 consisted primarily of an increase of $0.3 million in restricted cash and $0.5 million related to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities of $1.7 million for the six months ended June 30, 2014 included $1.7 million in net payments under the Revolving Credit Agreement.

Net cash provided by financing activities of $6.3 million for the six months ended June 30, 2013 included $3.2 million in net borrowings under the Term Loan Agreement and $3.1 million in net borrowings under the Revolving Credit Agreement.

Off-Balance Sheet Arrangements

   As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Recent Accounting Pronouncements

   See Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 for a full description of the recent accounting pronouncements including the date of adoption and effect on results of operations and financial condition.

New Accounting Pronouncements Not Yet Adopted

   In May 2014, the Financial Accounting Standards Board issued a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of our 2017 fiscal year. We are assessing the new standard and have not yet determined the impact to the consolidated financial statements.

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

    Our management evaluated (under the supervision and with the participation of our principal executive officer and principal financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of June 30, 2014, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   From time to time, we are engaged in various legal proceedings incidental to our normal business activity. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, or cash flows. However, there is a risk that one or more pending legal proceedings may have a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount in excess of that anticipated by our management.

   As previously reported in our Form 10-K for the fiscal year ended December 31, 2013, and in prior SEC filings, on March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry which was related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. On July 2, 2014, we received a notice from the SEC under the guidelines set out in the final paragraph of Securities Act Release Number 5310. The notice advised us that that the SEC had concluded its investigation and, based on information it had as of July 2, 2014, the SEC did not intend to recommend an enforcement action against us.

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

   We have not sustained quarter over quarter profits and our losses could continue. Without sufficient additional capital to apply to repay our indebtedness, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects. Our current efforts to raise capital or seek other financing alternatives may not be successful on favorable terms, or at all.

   We have experienced significant losses in the past and never sustained quarter over quarter profits. For the six months ended June 30, 2014 and 2013, we recorded net losses of $7.6  million and $16.1 million, respectively. As of June 30, 2014, we had $10.4 million in current bank indebtedness and $80.6 million in current term debt, net of discount. Both debt instruments mature on March 31, 2015. The maturity date of our outstanding indebtedness may be accelerated under the Waiver and Twentieth Amendment (the “Twentieth Amendment”) to the Credit Agreement dated as of March 5, 2008, as amended (the “Revolving Credit Agreement”) with Wells Fargo Foothill Canada ULC, as administrative agent, and certain lenders (the “Revolving Credit Lenders”) and under the Third Amended and Restated Credit Agreement, as amended (the “Term Loan Agreement”) with Obsidian, LLC, as agent and collateral agent, and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP as lenders (collectively, the “Term Lenders”).

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

   We were subject to an informal inquiry by the SEC, and cooperated with such inquiry. This effort cost significant amounts of money and required a substantial amount of management resources.

   On March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry, or the SEC Informal Inquiry, and requesting that we preserve certain categories of records in connection with the SEC Informal Inquiry. In a follow up discussion with the SEC on March 30, 2011, the SEC informed us that the inquiry related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Corporation. Our Board of Directors, or the Board, appointed a committee to review these issues, with the aid of counsel, and to make recommendations to the Board as to what, if any, remedial actions would be appropriate. The committee engaged Sheppard Mullin Richter & Hampton LLP, or Sheppard Mullin, as outside counsel to the committee. The Board has taken the remedial actions recommended by Sheppard Mullin and the committee and we have updated and improved our compliance procedures. In addition, we produced documents to the Department of Justice, or DOJ, relating to the SEC Informal Inquiry. We fully cooperated with the SEC and DOJ in connection with the SEC Informal Inquiry.

   On July 2, 2014, we received a notice from the SEC under the guidelines set out in the final paragraph of Securities Act Release Number 5310. The notice advised us that the SEC had concluded its investigation and, based on information it had as of July 2, 2014, the SEC did not intend to recommend an enforcement action against us. We incurred significant costs related to the SEC Informal Inquiry. Further, the SEC Informal Inquiry caused a diversion of management’s time and attention. We can provide no assurances that we will not become subject to other governmental investigations in the future, which may also cause us to incur significant costs and divert our management’s attention, any of which could have a material adverse effect on our financial condition and results of operations.

   Our substantial level of indebtedness could adversely affect our ability to react to changes in our business, and the terms of our debt facilities limit our ability to take a number of actions that our management might otherwise believe to be in our best interests. In addition, if we fail to comply with our non-financial covenants, the maturity date of our outstanding indebtedness could be accelerated.

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

   In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. If we fail to comply with these covenants it could result in events of default under our debt instruments that, if not cured or waived, could result in an acceleration of our debt. At the maturity date of March 31, 2015 or in the event of an acceleration of our obligations under our debt instruments, we do not anticipate having sufficient cash and cash equivalents to repay such debt and we would be forced to seek alternative sources of financing. If we fail to pay amounts that become due under our debt instruments, our lenders could seek to foreclose on our assets, as a result of which we would likely need to seek protection under the provisions of the U.S. Bankruptcy Code as described above.

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

   Our common stock has been delisted from the NASDAQ Global Market and is trading on the OTCQB, which may continue to negatively impact the price of our common stock and our ability to access the capital markets.

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

   As a result of our common stock being delisted from the NASDAQ, we have faced and could continue to face significant material adverse consequences, including:

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

   Our common stock traded as high as $1.25 and as low as $0.35 per share during the six months ended June 30, 2014. Some of the factors leading to this volatility include:

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

   For the six months ended June 30, 2014, we generated net cash of $3.2 million from our operating activities and for the six months ended June 30, 2013, we used net cash of $3.6 million in our operating activities. We have made significant efforts to reduce costs and reduce headcount and streamline operations for the last several years and have continued to focus on reducing costs during 2014. We reduced quarterly operating costs from $38.6 million to $18.0  million (excluding restructuring charges) between the first quarter of 2011 and the second quarter of 2014. However, we may not be able to continue to reduce spending as planned and unanticipated costs may occur. Any restructuring efforts to focus on key products may not prove successful due to a variety of factors, including risks that a smaller workforce may have difficulty successfully completing research and development efforts and adequately monitoring our development and commercialization efforts. In addition, we may, in the future, decide to restructure operations and further reduce expenses by taking such measures as implementing additional reductions in our workforce and implementing reductions in other spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources, and there is a risk that our business will be adversely affected by the diversion of management time resulting from the restructuring efforts. There can be no assurance that following any restructuring we will have sufficient cash resources to allow us to fund our operations or repay our outstanding indebtedness as planned.

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

   We have supply contracts in place with each of these subcontractors and have done our best to negotiate terms which protect our business. However, all of these contracts can be terminated by subcontractors following a reasonable notice period pursuant to the terms of each individual contract. In addition the credit limits provided to us by our subcontractors are subject to change within contractual limits, and should the credit limits be revised downwards, this may negatively impact our cash flow and negatively impact our competitive position.

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

   Management, with the participation of our principal executive officer and principal financial officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2013. Based on this evaluation, management concluded the material weaknesses identified after the filing of our 2012 Form 10-K with the SEC on March 22, 2013 related to a lack of effective controls over revenue recognition and a lack of effective entity level controls had been remediated. Management concluded that we did maintain effective internal control over financial reporting as of December 31, 2013 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 Internal Control  — Integrated Framework.

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

Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future, which could lead to continued volatility in the price of our common stock.

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

   Our executive officers, directors, and certain of our affiliates beneficially owned or controlled approximately 65% of our outstanding common stock (assuming exercise of outstanding warrants to purchase our common stock) as of June 30, 2014.

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

   As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a public company, our systems of internal controls over financial reporting are required to be periodically assessed and reported on by management. During the course of our evaluation, we may identify areas requiring improvement, and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. As of December 31, 2012, we identified material weaknesses in our Internal Controls, which material weaknesses have been remediated as of December 31, 2013. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm the market value of our common stock. Any failure to maintain effective internal controls also could impair our ability to manage our business and harm our financial results.

   Under the Sarbanes-Oxley Act we are required to maintain an independent audit committee. We also expect these rules and regulations will continue to make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors and officers will be significantly curtailed.

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

   For the six months ended June 30, 2014 and 2013, revenue from outside of the Americas was $32.4 million and $33.4 million, respectively, or 54% and 52% of our total revenue, respectively. We intend to continue selling into our existing international markets and expand into additional international markets where we currently do not do business. If we are unable to continue to sell products effectively in these existing international markets and expand into additional new international markets, our ability to grow our business will be adversely affected. Some factors that may impact our ability to maintain our international operations and sales and/or cause our results from operations in these international markets to differ from expectations include:

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

   The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. The new rule requires a disclosure report to be filed each year, and requires companies to perform due diligence, disclose and report whether or not such conflict minerals originate from the DRC or an adjoining country. We filed our first disclosure report on June 2, 2014. There could be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational or consumer sales challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

   The continued threat of terrorist activity and other acts of war or hostility, including the ongoing uncertainty related to Iran’s nuclear ambitions and threats against Israel and the ongoing Israeli-Palestinian conflict, create uncertainty throughout the Middle East and significantly increase the political, economic, and social instability in Israel, where some of our products are manufactured and where some of our key and other employees are located. Acts of terrorism, either domestically or abroad and particularly in Israel, or a resumption of the confrontation along the northern border of Israel or any open conflict between Israel and Iran, would likely create further uncertainties and instability. To the extent terrorism, or the political, economic or social instability results in a disruption of our operations or delays in our manufacturing or shipment of our products, then our business, operating results and financial condition could be adversely affected.

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

DIALOGIC INC.

Date: August 14, 2014	By:	/s/ Robert Dennerlein
	Name:	Robert Dennerlein
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.2	10/6/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.3	10/6/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	0001-33391	3.1	9/14/2012
3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	0001-33391	3.4	10/6/2010
3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	0001-33391	3.1	4/13/2012
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007
4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	0001-33391	4.3	4/16/2012
4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	0001-33391	4.1	4/13/2012
4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	0001-33391	10.11	5/15/2012
4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	0001-33391	10.1	4/13/2012
4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	0001-33391	10.2	4/13/2012
4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	0001-33391	4.1	2/11/2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X
101.INS†	XBRL Instance Document					X
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X
10 1.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X
10 1.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X
10 1.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X

10 1.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	X

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