Form 10-Q
period 2014-09-30
Dialogic Inc.
filed 2014-11-14
CIK 1366649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33391

DIALOGIC INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3409691
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4 Gatehall Drive

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

As of November 7, 2014, 16,261,711 shares of the registrant’s common stock were outstanding.

DIALOGIC INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

Dialogic Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31.
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,593	$4,508
Restricted cash	575	1,180
Accounts receivable, net of allowance of $2,920 and $3,019, respectively	22,906	24,472
Inventory	4,837	5,799
Other current assets	4,318	7,240
Total current assets	37,229	43,199
Property and equipment, net	4,577	3,775
Intangible assets, net	6,494	10,287
Goodwill	8,282	8,282
Other assets	1,255	1,181
Total assets	$57,837	$66,724

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,985	$7,781
Accrued liabilities	11,833	17,808
Deferred revenue, current portion	13,841	13,094
Bank indebtedness	8,229	12,080
Debt, related parties, net of discount	83,342	—
Capital lease obligations, current portion	51	—
Income taxes payable	929	863
Total current liabilities	125,210	51,626
Debt, related parties, net of discount	—	75,513
Warrants	694	163
Other long-term liabilities	5,997	6,419
Total liabilities	131,901	133,721
Commitments and contingencies
Preferred stock, $0.001 par value:
Authorized - 10,000,000 shares; Issued and outstanding - 1 share	—	—
Stockholders' deficit:
Common stock, $0.001 par value:
Authorized - 200,000,000 shares; Issued and outstanding
16,261,711 shares and 16,239,315 shares, respectively	16	16
Additional paid-in capital	264,235	263,354
Accumulated other comprehensive loss	(22,077)	(22,081)
Accumulated deficit	(316,238)	(308,286)
Total stockholders' deficit	(74,064)	(66,997)
Total liabilities and stockholders' deficit	$57,837	$66,724

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.
Unaudited Consolidated Statements of Operations
and Comprehensive Loss
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Products	$21,805	$20,841	$62,574	$68,325
Services	8,827	9,366	27,946	26,752
Total revenue	30,632	30,207	90,520	95,077

Cost of revenue:
Products	7,283	6,944	21,121	25,389
Services	3,848	3,986	12,729	12,930
Total cost of revenue	11,131	10,930	33,850	38,319
Gross profit	19,501	19,277	56,670	56,758

Operating expenses:
Research and development, net	4,664	5,881	15,343	20,997
Sales and marketing	6,941	7,615	21,705	25,219
General and administrative	5,862	6,280	18,331	21,869
Restructuring charges, net	(690)	(2,323)	(613)	(1,997)
Total operating expenses	16,777	17,453	54,766	66,088
Income (loss) from operations	2,724	1,824	1,904	(9,330)

Other income (expense):
Interest income and other (expense) income, net	(91)	109	(166)	56
Interest expense	(2,850)	(2,620)	(8,352)	(7,519)
Change in fair value of warrants	521	118	(531)	1,391
Foreign exchange loss, net	(425)	(8)	(383)	(919)
Total other expense, net	(2,845)	(2,401)	(9,432)	(6,991)
Loss before provision for income taxes	(121)	(577)	(7,528)	(16,321)
Income tax provision	240	274	424	577
Net loss	$(361)	$(851)	$(7,952)	$(16,898)
Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.49)	$(1.11)
Weighted average shares of common stock used in
calculation of net loss per share - basic and diluted	16,257	16,046	16,241	15,227
Comprehensive loss:
Net loss	$(361)	$(851)	$(7,952)	$(16,898)
Foreign currency translation adjustment	249	29	4	215
Total comprehensive loss	$(112)	$(822)	$(7,948)	$(16,683)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Dialogic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,952)	$(16,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,687	6,891
Stock-based compensation	884	1,766
Amortization of debt issuance costs and debt discount	1,560	1,196
Fair value adjustment to warrants	531	(1,391)
Loss on disposal of fixed assets	42	13
Payment-in-kind interest expense on debt	6,263	5,622
Bad debt expense, net	(2)	1,643
Gain on settlement of office lease obligation	—	(4,184)
Deferred income taxes	(2)	94
Other non-cash charges, net	(16)	215
Net changes in operating assets and liabilities
Accounts receivable	1,588	8,475
Inventory	962	2,399
Other current assets	2,856	2,136
Accounts payable and accrued liabilities	(8,726)	(11,529)
Deferred revenue	747	1,247
Income taxes payable	66	(251)
Other long-term liabilities	(558)	(1,682)
Net cash provided by (used in) operating activities	3,930	(4,238)
Cash flows from investing activities:
Restricted cash	605	(280)
Purchases of property and equipment	(572)	(826)
Net cash provided by (used in) investing activities	33	(1,106)
Cash flows from financing activities:
(Payments on) proceeds from bank indebtedness, net	(3,851)	154
Payments on capital lease obligations	(27)	—
Proceeds from debt, net of original issue discount	—	3,200
Net cash (used in) provided by financing activities	(3,878)	3,354
Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	85	(1,990)
Cash and cash equivalents at beginning of period	4,508	6,501
Cash and cash equivalents at end of period	$4,593	$4,511

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$451	$522
Income taxes	$152	$449
Non-cash investing and financing activities:
Acquisition of property and equipment through capital lease	$214	$—
Landlord-financed leasehold improvements	$1,477	$—
Issuance of common stock in connection with debt modification	$—	$3,461
Debt issuance costs incurred as additional term loan debt	$—	$250
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

Recent Developments

   On October 10, 2014, the Company entered into an Agreement and Plan of Merger with Dialogic Group Inc., (the “Merger Agreement”) a Canadian corporation (“Parent”), and Dialogic Merger Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”), pursuant to which the Company would be acquired by Parent, subject to the terms and conditions of the Merger Agreement. Parent and Sub are affiliates of Novacap TMT, LP (“Novacap TMT”), a Canadian private equity firm. For additional information regarding the Merger Agreement, please refer to Note 13 – Subsequent Events.

Note 2 – Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. Interim results are not necessarily indicative of results for a full year or any future interim periods. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the annual financial statements and include adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Note 3 – Summary of Significant Accounting Policies

   There have been no significant changes in the Company’s accounting policies for the three and nine months ended September 30, 2014 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2013.

Risks and Uncertainties

   The Company has experienced significant losses in the past and has not sustained quarter over quarter profits. The Company is also highly leveraged, with $8.2 million in current bank indebtedness and $83.3 million in current term debt, net of discount, as of September 30, 2014. Both debt instruments mature on March 31, 2015, and as a result are classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2014.

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

   On March 28, 2014, the Company entered into a Twenty-Second Amendment (the “Twenty-Second Amendment”) to the Credit Agreement dated March 5, 2008 (as amended, restated, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement”) between Dialogic Corporation, a wholly-owned subsidiary of the Company (“Dialogic Subsidiary”) and Wells Fargo Foothill Canada ULC (“Wells Fargo”). Pursuant to the Twenty-Second Amendment, the Revolving Credit Agreement was amended to change the minimum Adjusted EBITDA financial covenant and postpone its application until the twelve-month period ending on March 31, 2015. The Twenty-Second Amendment also provided that the minimum Adjusted EBITDA will not be tested for the periods ending on March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014. Under the Twenty-Second Amendment, the minimum Adjusted EBITDA remained at $6.0 million and will be increased by 80% of the pro forma adjustment to Adjusted EBITDA (as set forth in the definition thereof for any applicable Reference Period) concurrently with the closing of each Permitted Acquisition (as defined in the Revolving Credit Agreement). The Revolving Credit Agreement was also amended to increase the “Availability Block” to $1.4 million, increasing by an additional $100,000 on April 1, 2014 and on the first day of each fiscal quarter thereafter. The Company might not be able to maintain as high of a borrowing base under the Revolving Credit Agreement due to the increase in the Availability Block. Also, if the Company’s revenue continues to decline and the corresponding accounts receivable balance declines, this would also reduce the available borrowing base under the Revolving Credit Agreement.

   As described above, the maturity date for both of the Company’s debt agreements is March 31, 2015. As of September 30, 2014, the Company classified its debt under the Term Loan Agreement as current on the accompanying condensed consolidated balance sheet, since the Term Loan Agreement had not been extended as of that date.

   The Company expects that all outstanding debt under the Term Loan Agreement will be cancelled and extinguished upon the consummation of the transactions contemplated by the Merger Agreement, and anticipates that all outstanding debt under the Revolving Credit Agreement will be refinanced prior to its maturity date of March 31, 2015. For more information about the Merger Agreement, Commitment Letter and related transactions, see Note 13, “Subsequent Events.” However, if the transactions contemplated by the Merger Agreement and the Commitment Letter do not occur as anticipated, the Company will be required to

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

pursue alternative funding arrangements, including but not limited to extending or restructuring both debt agreements, as the Company does not in such event anticipate having sufficient cash and cash equivalents to repay the debt at the maturity of these agreements on March 31, 2015, or if the maturity dates were accelerated. If the transactions contemplated by the Merger Agreement and the Commitment Letter do not occur as anticipated and there is an acceleration of the maturity of the outstanding debt, or if the agreements are not extended or restructured prior to March 31, 2015, the lenders under such debt agreements could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes in other jurisdictions.

   Based on the Company’s current plans, including the proposed Merger Agreement and business conditions, including the restructuring actions that were taken at the end of 2013 and additional cost-cutting measures that the Company has employed and expects to continue to employ during 2014, it believes that its existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy its anticipated cash requirements through the end of 2014. If the transactions contemplated by the Merger Agreement and the Commitment Letter do not occur, and the Company’s outstanding debt is not thereafter restructured or refinanced, then the Company will not have the ability to repay its debt when due and there would be substantial doubt that the Company could continue as a going concern.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

September 30, 2014	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$694	$—	$694	$—

December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Warrants	$163	$—	$163	$—

The Company measured its warrants at fair value on a recurring basis and has determined that these financial liabilities are classified as level 2 instruments in the fair value hierarchy. The following table sets forth the Company’s warrant liability that was measured at fair value as of September 30, 2014 and December 31, 2013 using the Black-Scholes method of valuation using the following assumptions.

	September 30,	December 31,
	2014	2013
Expected Term	2.5 years	3.25 years
Volatility	105%	94%
Dividend Yield	—%	—%
Risk-Free Interest Rate	1.78%	1.75%

Concentrations and Credit Risk

   As of September 30, 2014 and December 31, 2013, accounts receivable aggregating approximately $18.2 million and $22.3 million were insured for credit risk, which are amounts that represent total insured accounts receivable less an average co-insurance amount of 10%, subject to the terms of the insurance agreement. Under the terms of the insurance agreement, the Company is required to pay a premium equal to 0.13% of consolidated revenue.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   No customers accounted for over 10% of the Company’s revenue for the three and nine months ended September 30, 2014 and 2013, respectively. No customer accounted for more than 10% of accounts receivable as of September 30, 2014 and December 31, 2013.

Note 4 – Select Balance Sheet Information

Inventory

   Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of raw material and components; work in process and finished products. The following table sets forth the components of inventory as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Raw materials and components	$1,743	$2,332
Work in process	312	457
Finished products	2,782	3,010
Total inventory	$4,837	$5,799

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives. The following table sets forth the components of property and equipment, net as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Computer equipment and software	$40,802	$40,502
Furniture and fixtures	3,500	3,352
Machinery and equipment	13,210	13,076
Leasehold improvements	6,665	4,593
	64,177	61,523
Less: accumulated depreciation	(59,600)	(57,748)
Total property and equipment, net	$4,577	$3,775

    Depreciation expense was $0.6 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively and $1.9 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Goodwill and Intangible Assets

   As of September 30, 2014 and December 31, 2013, goodwill was $8.3 million. Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company is required to perform a test for impairment of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if impairment indicators arise during the year.

   The Company performed a Step 1 impairment test as of September 30, 2014 based on the recently announced Merger Agreement and concluded that no impairment existed.

   The following sets forth a summary of intangible assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$1,100	$—	$1,100
Finite-lived intangibles:
Technology	55,949	(53,121)	2,828
Customer relationships	38,312	(35,746)	2,566
Software licenses	3,489	(3,489)	—
Patents	1,137	(1,137)	—
	$99,987	$(93,493)	$6,494

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangibles:
Trade names	$1,100	$—	$1,100
Finite-lived intangibles:
Technology	55,949	(50,144)	5,805
Customer relationships	38,312	(34,974)	3,338
Software licenses	3,489	(3,489)	—
Patents	1,137	(1,093)	44
	$99,987	$(89,700)	$10,287

   Amortization expense was $1.3 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively and $3.8 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Accrued Liabilities

   The following table summarizes the Company’s accrued liabilities as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013

Accrued compensation and benefits	$4,763	$5,756
Accrued restructuring expenses	757	4,445
Accrued royalty expenses	1,160	1,540
Accrued commissions	415	1,230
Accrued professional fees	942	1,603
Other accrued expenses	3,796	3,234
Total accrued liabilities	$11,833	$17,808

Note 5 – Bank Indebtedness

   The Company has a working capital facility, the Revolving Credit Agreement with Wells Fargo. As of September 30, 2014, the borrowing base under the Revolving Credit Agreement amounted to $13.3 million, the Company had outstanding borrowings of $8.2 million based on the prior month’s borrowing base calculation, and the unused line of credit totaled $16.8 million, of which $5.1 million was available for additional borrowings in the first week of October 2014. As of December 31, 2013, the borrowing base under the Revolving Credit Agreement amounted to $15.2 million, the Company had outstanding borrowings of $12.1 million based on the prior month’s borrowing base calculation, and the unused line of credit totaled $12.9 million, of which $3.1 million was available for additional borrowings in the first week of January 2014.

On March 28, 2014, the Company entered into a Twenty-Second Amendment to the Revolving Credit Agreement. See Note 3, “Summary of Significant Accounting Policies – Risks and Uncertainties” for more information.

   The following describes certain terms of the Revolving Credit Agreement, as amended (as of September 30, 2014):

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

Interest expense related to the Revolving Credit Agreement for the three months ended September 30, 2014 and 2013 was $0.1 million and for the nine months ended September 30, 2014 and 2013 was $0.3 million and $0.4 million, respectively. The average interest rate for the three and nine months ended September 30, 2014 and 2013 was 4.75%.

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

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Minimum Adjusted EBITDA.  Minimum Adjusted EBITDA is defined as earnings in accordance with U.S. GAAP plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments. The Company must also maintain Minimum Adjusted EBITDA of at least $6.0 million for the twelve month period ending on March 31, 2015.

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

   On October 10, 2014, Dialogic Subsidiary and Wells Fargo entered into a Commitment Letter (defined below in Note 13, “Subsequent Events”) under which Wells Fargo agreed to, (1) to consent to the Offer, the Merger, the Merger Agreement, the Exchange Agreement and the transactions contemplated thereby, and (2) to continue to provide financing under the Revolving Credit Facility with a maturity date of March 31, 2015, to an amount not to exceed $13.0 million and otherwise on the terms set forth in the Commitment Letter. The Revolving Credit Facility was reduced to an amount that is consistent with the Company’s collateral pool and current borrowing needs. The Company anticipates that all outstanding debt under the Revolving Credit Agreement will be refinanced prior to its maturity date of March 31, 2015. For more information about the Merger Agreement, Commitment Letter and related transactions, see Note 13, “Subsequent Events.”

Note 6 – Debt and Related Party Transactions

Tennenbaum Capital Partners, LLC (“Tennenbaum”), a private equity firm, manages the funds of the Term Lenders. Tennenbaum also beneficially owned approximately 55% of the Company’s outstanding common stock as of September 30, 2014. One Managing Partner for Tennenbaum also serves as a member of the Company’s Board of Directors.

In connection with entering into the Term Loan Agreement during 2012, the Company issued to the Term Lenders warrants to purchase 3.6 million shares of common stock with an exercise price of $5.00 per share.  The fair value of the warrants at issuance of $7.1 million reduced the carrying amount of the Term Loan as a debt discount and is accreted to interest expense over the life of the Term Loan. The warrants have been determined to qualify as a liability and, therefore, have been classified as such in the accompanying unaudited condensed consolidated balance sheets. The fair value of the warrants is determined at the end of each reporting period and the change in fair value is recorded as a change in fair value of warrants in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrants was $0.7 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively. The Company recorded a gain of $0.5 million and $0.1 million, respectively, for the three months ended September 30, 2014 and 2013 and a loss of $0.5 million and a gain of $1.4 million for the nine months ended September 30, 2014 and 2013, respectively, to reflect the change in fair value, which is recorded as a component of other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

On March 28, 2014, the Company entered into a Fourth Amendment to the Term Loan. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

   The following describes certain provisions of the Term Loan Agreement, as amended (as of September 30, 2014):

   Additional Borrowings. The Term Lenders have at their discretion the ability to provide additional loans to the Company up to $10.0 million on the same terms as the Term Loans. As of September 30, 2014, the Company had received $8.5 million under this provision.

   Maturity. The Term Loans are due on March 31, 2015, provided that such date shall be extended to March 31, 2016 upon the earlier to occur of (i) the receipt by the Company of Net Equity Proceeds (as defined in the Term Loan Agreement) in an aggregate amount of at least $5.0 million or (ii) a Change in Control (as defined in the Term Loan Agreement). Due to the fact that the Term Loans are due within one-year, the Company has classified the Term Loans as current in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014.

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

Interest Rates. The Term Loans bear interest, payable quarterly in cash, at a rate per annum of 10%. In 2012 and thereafter, if certain minimum cash requirements are not met, interest may be paid at the rate of 5% in cash with the remaining 5% added to principal and paid-in-kind (“PIK”) interest.  For 2013 and 2014, the Term Lenders agreed to allow the Company to pay the cash interest due as PIK.

Upon the occurrence and continuance of an event of default, the Term Loans will bear interest at a default rate equal to the applicable interest rate plus 2%.

For the three months ended September 30, 2014 and 2013, the Company recorded interest expense of $2.7 million and $2.4 million, respectively, related to the Term Loan Agreement of which $2.2 million and $2.0 million, respectively, related to accrued PIK interest and $0.5 million and $0.4 million, respectively, related to accretion of the debt discount. For the nine months ended September 30, 2014 and 2013, the Company recorded interest expense of $7.8 million and $6.8 million, respectively, related to the Term Loan Agreement of which $6.3 million and $5.6 million, respectively, related to accrued PIK interest and $1.5 million and $1.2 million, respectively, related to accretion of the debt discount.

Guarantors.  The Term Loans are entered into by Dialogic Subsidiary and are guaranteed by the Company, Dialogic US Inc., Dialogic Distribution Limited, Dialogic Manufacturing Limited, Dialogic Networks (Israel) Ltd., Dialogic do Brasil Comercio de Equipamentos Para Telecomunicacao Ltda. and certain U.S. subsidiaries of the Company (collectively, the “Term Loan Guarantors”).

Security. The Term Loans are secured by a pledge of all of the assets of the Company and the Term Loan Guarantors, including all intellectual property, accounts receivable, inventory and capital stock in the Company’s direct and indirect subsidiaries. The security interest of the Term Lenders in inventory, accounts receivable and related property of Dialogic Subsidiary and the Term Loan Guarantors is subordinated to the security interest of the Revolving Credit Lender in those assets.

Financial Covenants. The Term Loans previously subjected the Company to a Minimum Adjusted EBITDA, defined as earnings in accordance with U.S. GAAP plus interest expense, taxes, depreciation, amortization, foreign exchange gain or loss and subject to certain additional adjustments. Pursuant to the Fourth Amendment, the minimum Adjusted EBITDA financial covenant in the Term Loan Agreement is no longer applicable.

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

The following table summarizes debt with related parties as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Term loan, principal	$86,807	$80,544
Debt discount	(3,465)	(5,031)
Net debt, related parties	$83,342	$75,513

   Substantially simultaneously with the execution and delivery of the Merger Agreement, the lenders under the Term Loan Agreement, entered into an Agreement to Exchange, Tender and Sell. For more information about the Merger Agreement, Agreement to Exchange, Tender and Sell, and related transactions, see Note 13, “Subsequent Events.”

Note 7 – Restructuring Charges

The Company has implemented various initiatives to reduce its overall cost structure, including exiting certain facilities and transitioning work to other locations. Costs incurred in connection with these actions include employee separation costs, including severance, benefits and outplacement and lease termination, cease use and other related facility exit costs.

    During the fourth quarter 2013, the Company approved and initiated a restructuring plan designed to reduce operating costs, so it can focus its resources on a restructured business model. On January 13, 2014, the Company continued the execution of this plan by

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

notifying the majority of affected employees or commencing consultation processes with affected employees. The complete execution of the restructuring plan will result in a total workforce reduction of approximately 90 full-time positions, or approximately 16% of the Company’s combined workforce. During the three and nine months ended September 30, 2014, cash payments amounted to $0.6 million and $3.0 million, respectively, for these termination benefits.

    For the three months ended September 30, 2014, the Company recorded an adjustment to the restructuring accrual as a result of the decision to change or delay the termination of certain employees in the amount of $0.9 million. For the nine months ended September 30, 2014, the Company recorded a net benefit of $0.6 million for employee termination benefits, of which $1.0 million related to an adjustment to the restructuring accrual related to employee termination benefits, partially offset by a charge of $0.4 million related to actions in connection with the exit of the Milpitas, California facility. Such charges and credits, net are recorded as a component of restructuring charges, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2013, the Company recorded a charge in the amount of $0.1 million for termination benefits. As of September 30, 2014 and December 31, 2013, $0.6 million and $4.2 million, respectively, remained accrued and unpaid for these termination benefits, which are reflected as a component of accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

    For the three months ended September 30, 2014, the Company recorded a charge of $0.2 million in connection with the exit of the Milpitas, California facility related to agent commissions and moving expenses. For the nine months ended September 30, 2014, the Company recorded a net benefit of $0.03 million in lease and facility exit costs, of which $0.5 million related to the reversal of its cease use liability in connection with the exit of the Milpitas, California facility, partially offset by a charge of $0.47 million for the release of all of its obligations under its operating lease in Milpitas, California, following its assignment of the lease to a third party and agent commission and moving expenses. For the nine months ended September 30, 2013, the Company recorded a benefit in the amount of $2.3 million related to the reversal of its restructuring accrual for the Parsippany, New Jersey location based on new sublease terms. Such charges and credits, net are recorded as a component of restructuring charges, net in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2014, $0.1 million of lease and facility exit costs were reflected as a component of accrued liabilities and $0.1 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2013, $0.2 million of lease and facility exit costs were reflected as a component of accrued liabilities and $0.5 million was reflected as a component of other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

   The following table sets forth restructuring activity for the quarterly periods ended March 31, 2014, June 30, 2014 and September 30, 2014:

	Accrual for Employee Termination/ Severance and Related Costs	Accrual for Facilities Costs	Total

Balance, December 31, 2013	$4,196	$714	$4,910
Charges to operations, net	(10)	6	(4)
Payments made during the period	(1,009)	(43)	(1,052)
Balance, March 31, 2014	$3,177	$677	$3,854
Charges to operations, net	288	(207)	81
Payments made during the period	(1,323)	(291)	(1,614)
Balance, June 30, 2014	$2,142	$179	$2,321
Charges to operations, net	(862)	172	(690)
Payments made during the period	(643)	(187)	(830)
Balance, September 30, 2014	$637	$164	$801

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

   Under the terms of the Merger Agreement and, as applicable, in accordance with the Company’s equity incentive plans, each option to purchase Shares (defined below), each restricted stock unit and each warrant to purchase Shares, in each case that is outstanding immediately prior to the Effective Time (defined below), whether vested or unvested, will be cancelled as of the Effective Time (defined below) without consideration or other payment to the holders thereof. For more information about the Merger Agreement and related transactions, see Note 13, “Subsequent Events.”

   The following table summarizes stock-based compensation expense by category for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Cost of revenue	$8	$20	$39	$133
Research and development	4	25	34	121
Sales and marketing	30	61	77	335
General and administrative	175	362	734	1,177
Total stock-based compensation expense	$217	$468	$884	$1,766

Stock Options

  The following table sets forth the summary of stock options activity for the nine months ended September 30, 2014:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)

Balance, December 31, 2013	572,815	$14.65	6.71
Granted	—	$—
Exercised	—	$—
Cancelled and forfeited	(121,426)	$13.14
Balance, September 30, 2014	451,389	$14.64	6.51

Vested and expected to vest at September 30, 2014	444,872	$14.79	6.47
Exercisable at September 30, 2014	326,174	$18.24	6.10

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   As of September 30, 2014 and December 31, 2013, the weighted-average grant date fair value for stock options outstanding was $9.05 and $10.09, respectively. Stock-based compensation expense related to stock options for the three months ended September 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $0.3 million and $0.6 million, respectively.  The total intrinsic value of options exercised was zero during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014,  $0.4 million of total unrecognized compensation expense related to non-vested stock options granted to employees and directors is expected to be recognized over a weighted average period of 1.58 years.

   There were no options granted during the nine months ended September 30, 2014. The following weighted average assumptions were used to value options granted during the nine months ended September 30, 2013:

Nine Months Ended September 30,
2013
Risk-free interest rate	1.18%
Expected volatility	91%
Expected life (in years)	6.0
Dividend yield	—

Restricted Stock Units

   The following table summarizes restricted stock units outstanding as of September 30, 2014:

	Number of RSUs	Weighted Average Contractual Life (in years)	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	819,030	0.80	$2.08
Granted	—		$—
Vested	(22,396)		$3.17
Forfeited or expired	(485,866)		$1.74
Balance, September 30, 2014	310,768	0.63	$2.52

 Stock-based compensation expense related to RSUs for the three months ended September 30, 2014 and 2013 was $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $0.6 million and $1.2 million, respectively. During the three and nine months ended September 30, 2014, the aggregate intrinsic value of vested RSUs was  zero and $0.02 million, respectively. As of September 30, 2014,  $0.4 million of total unrecognized compensation expense related to non-vested RSUs granted to employees and directors is expected to be recognized over a weighted average period of 0.63 years.

Employee Stock Purchase Plan

The Company has in effect the 2006 Employee Stock Purchase Plan as amended (“2006 ESPP”) under which, subject to certain limitations, employees may elect to have 1% to 15% of their compensation withheld through payroll deductions to purchase shares of common stock. Employees purchase shares of common stock at a price per share equal to 85% of lesser of the fair market value on the first day of the purchase period or the fair market value on the purchase date at the end of each six-month purchase period. Due to low participation, the Company’s Board of Directors cancelled further offerings under the 2006 ESPP, commencing with the offering which otherwise would have begun on November 15, 2013.

For the three and nine months ended September 30, 2014 and 2013, the total share-based compensation expense related to such purchases amounted to zero. As of September 30, 2014,  59,034 shares have been issued under the 2006 ESPP and 311,178 shares remained available for issuance under the 2006 ESPP.

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

   Basic and diluted net loss per share was calculated as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(361)	$(851)	$(7,952)	$(16,898)

Denominator:
Basic and diluted weighted-average shares:
Weighted average shares used in computing
basic and diluted net loss per share	16,257	16,046	16,241	15,227
Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.49)	$(1.11)

Note 10 – Commitments and Contingencies

Leases

   In May 2014, the Company entered into a capital lease arrangement for computer equipment with one lessor. The terms of the capital lease arrangement is for a period of 36 months at an annual interest rate of approximately 7%, and requiring monthly payments of $0.01 million. The amount of the capital lease arrangement included in “Property and Equipment, net” in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014 was $0.2 million.

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

Royalties payable to the OCS are recorded when the related sales are recognized and the associated royalty becomes due and are classified as cost of revenues. Royalty expenses relating to OCS grants included in cost of product revenues for the three months ended September 30, 2014 and 2013 were $0.2 million and for the nine months ended September 30, 2014 and 2013 were $0.6 million.  As of September 30, 2014 and December 31, 2013, the royalty payable amounted to $1.0 million and $1.2 million, respectively. The maximum amount of the contingent liability under these grants potentially due to the Israeli Government (excluding interest) was $15.9 million and $16.7 million as of September 30, 2014 and December 31, 2013, respectively.

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

   As of September 30, 2014 and December 31, 2013, the maximum potential amount of future payments the Company could be required to make under the guarantees amounted to $0.6 million and $1.2 million, respectively. The guarantee term generally varies from three months to thirty years. The guarantees are usually provided for approximately 10% of the contract value.

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

As previously reported in the Company’s Form 10-K for the fiscal year ended December 31, 2013, and in prior SEC filings, on March 28, 2011, the Company received a letter from the SEC informing the Company that the SEC was conducting an informal inquiry which was related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of the Company’s business combination with Dialogic Subsidiary.  On July 2, 2014, the Company received a notice from the SEC under the guidelines set out in the final paragraph of Securities Act Release Number 5310. The notice advised the Company that the SEC had concluded its investigation and, based on information it had as of July 2, 2014, the SEC did not intend to recommend an enforcement action against the Company.

On or around October 28, 2014, a purported stockholder of the Company filed a putative class action lawsuit in the Superior Court of New Jersey, Morris County, against the Company, its directors, Parent and Sub, captioned Stephen Bushansky v. Dialogic Inc., et al.  The lawsuit alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders, and that the other defendants aided and abetted those breaches, by seeking to sell the Company through an allegedly unfair process for an unfair price on unfair terms.  The lawsuit seeks, among other things, equitable relief that would enjoin the consummation of the Merger (defined below), rescission of the Merger Agreement (to the extent it already is implemented), and attorneys’ fees and costs.  Additional stockholders of the Company may file additional lawsuits that seek similar relief based on similar allegations. The Company is unable to estimate any possible loss or range of loss at this early stage in the case.

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

   The following tables set forth revenue and long-lived assets, net by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2014	2013	2014	2013
Americas	$14,916	$13,454	$42,387	$44,877
Europe, Middle East and Africa	10,846	11,354	31,263	32,929
Asia Pacific	4,870	5,399	16,870	17,271
Total revenue	$30,632	$30,207	$90,520	$95,077

	September 30,	December 31,
Long-lived assets, net	2014	2013
Americas:
United States	$12,790	$11,870
Canada	5,643	9,326
Other foreign countries	920	1,148
Total long-lived assets, net	$19,353	$22,344

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

Note 12 – Income Taxes

   The Company recorded an income tax provision of $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively.  For the three months ended September 30, 2014 and 2013, the Company’s effective tax rate was approximately (198.3)% and (47.5)%, respectively. The Company recorded an income tax provision of $0.4 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company’s effective tax rate was approximately (5.6)% and (3.5)%, respectively.

   The effective tax rate is significantly different from the statutory rate as the Company is not benefiting from current losses in the U.S. and certain foreign jurisdictions. The tax provision for the three and nine months ended September 30, 2014 and 2013 is primarily due to taxes in profitable foreign jurisdictions and an increase in the unrecognized tax benefits liability.

     As of September 30, 2014 and December 31, 2013, the Company’s net deferred tax assets were $0.01 million. A valuation allowance is provided to the extent recoverability of the deferred tax asset, or the timing of such recovery, is not “more likely than not”. The need for a valuation allowance is continually reviewed by management. The utilization of tax attributes by the Company is dependent on the generation of taxable income in the principal jurisdictions in which it operates and/or has tax planning strategies. As required, the Company has evaluated and weighted the positive and negative evidence present at each period. In arriving at its conclusion the Company has given significant weight to the history of pretax losses. If circumstances change and management believes a larger or smaller deferred tax asset is justified, the reduction (increase) of the valuation allowance will result in an income tax benefit or (expense).

   The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.      Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of September 30, 2014 and December 31, 2013, the total liability for unrecognized tax benefits was $2.8 million and $2.7 million, respectively, all of which would impact the annual effective rate, if realized, consistent with the principles of ASC No. 805. Each year the statute of limitations for income tax returns filed in various jurisdictions closes, sometimes without adjustments.

   Utilization of the Company’s net operating loss carry forwards and tax credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code (Section 382) and other similar foreign provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. As changes in ownership have occurred the Company has not yet determined the full extent of such limitations. The Company expects to determine the amount of net operating loss limitation during the fourth quarter of 2014.

Note 13 – Subsequent Events

Agreement and Plan of Merger

   On October 10, 2014, the Company entered into the Merger Agreement with Parent and Sub. Parent and Sub are affiliates of Novacap TMT, a Canadian private equity firm. The Merger Agreement and the related transactions are described more fully in Current Reports on Form 8-K filed by the Company with the SEC on October 10, 2014 and October 15, 2014.

   Pursuant to the Merger Agreement, on October 24, 2014, Sub commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of the common stock, $0.001 par value per share, of Dialogic (the “Shares”) at a purchase price of $0.15 per Share, net to the seller thereof in cash without interest and less any applicable withholdings (the “Offer Price”). The Offer will remain open for a minimum of 20 business days from commencement, subject to possible extension on the terms set forth in the Merger Agreement. The Offer is currently scheduled to expire at 11:59 p.m., Eastern Time, on November 21, 2014.

   Pursuant to the Merger Agreement and the Exchange Agreement (as defined below), assuming the transactions contemplated thereby successfully close as currently contemplated, a total of $35.3 million will be paid by entities affiliated with Novacap TMT for all of the Company’s outstanding common stock and all of the outstanding debt currently held by TCP. The total aggregate purchase price of $35.3 million will be paid at closing as follows:

•

$0.15 per share for approximately 74.5 million shares of the Company’s common stock (after conversion of a portion of the Term Loans held by TCP into approximately 58.3 million shares of the Company’s common stock), or approximately $11.2 million, of which approximately $10.1 million will be paid to TCP; and

•	approximately $24.1 million in exchange for remaining Term Loans held by TCP that are not converted into shares of the Company’s common stock.

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

   Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Sub will be merged with and into the Company (the “Merger”) and the separate corporate existence of Sub will cease at that time (the “Effective Time”). In connection with the Merger, shareholders who do not exercise appraisal rights under Delaware law will be entitled to the same $0.15 per Share consideration paid in the Offer. Following the consummation of the Merger, the Company will continue as the surviving corporation and a wholly-owned subsidiary of Parent.  Following the Merger, the Shares will cease to be publicly traded.

   Under the terms of the Merger Agreement and, as applicable, in accordance with the Company’s equity incentive plans, each option to purchase Shares, each restricted stock unit and each warrant to purchase Shares, in each case that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be cancelled as of the Effective Time without consideration or other payment to the holders thereof.

   The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Sub. Sub’s obligation to accept for payment and pay for the Shares tendered in the Offer is subject to certain conditions.  Neither the Offer nor the Merger is subject to a financing condition.  Parent plans to finance the transaction with equity financing committed from Novacap TMT pursuant to the terms of an equity commitment letter executed in favor of Parent (the “Equity Commitment Letter”). The Equity Commitment Letter provides that Novacap TMT, on the terms and subject to the conditions set forth therein, has committed to contribute (or cause one or more of its affiliates to contribute) to Parent, at or prior to the closing of the Offer, an aggregate amount in cash equal to $34.2 million, the sum of the amounts required to consummate the Offer, the Merger and the Sale Transaction (defined below).

   The Merger Agreement includes customary termination provisions for both the Company and Parent. If Parent terminates the Merger Agreement under specified circumstances (including, without limitation, if the Company’s Board of Directors changes its recommendation with respect to the Merger Agreement, the Offer, the Merger, the Exchange Agreement Transactions (defined below) or the other transactions contemplated by the Merger Agreement or publicly recommends another proposal to acquire the Company), then the Company will be obligated to pay to Parent an amount equal to the sum of (1) $671,000 plus (2) the aggregate amount of fees and expenses incurred by Novacap TMT, Parent, Sub and their affiliates in connection with the Merger Agreement and the transactions contemplated thereby as of the applicable date that the Merger Agreement is terminated (the “Company Termination Fee”), provided that in no event shall the Company Termination Fee exceed $2.5 million. The Company will also be obligated to pay the Company Termination Fee to Parent if it accepts, or enters into a definitive agreement with respect to, a bona fide written proposal made by a third party after the date of the Merger Agreement pursuant to which such third party would acquire 30% or more of any class of equity interests (by vote or by value) or the assets of the Company and its subsidiaries, taken as a whole, on terms that the independent special committee of the Company’s Board of Directors (the “Special Committee”) determines in good faith, after consultation with its financial advisor and outside legal counsel, and after taking into consideration, among other things, all of the terms, conditions and legal, financial, regulatory and other aspects of such proposal and the Merger Agreement (in each case taking into account any revisions to the Merger Agreement made or proposed in writing by Parent prior to the time of determination), is reasonably likely to be consummated in accordance with its terms and would result in a transaction that is more favorable to the holders of Shares from a financial point of view than the Offer or the Merger and the other transactions contemplated by the Merger Agreement (after taking into account the expected timing and risk and likelihood of consummation).  In the event of a termination of the Merger Agreement under either scenario described directly above, the Company must pay the Company Termination Fee as follows: a portion of the Company Termination Fee equal to $0.5 million in cash must be paid to Parent within two business days after the date of Parent’s termination of the Merger Agreement or concurrently with the Company’s termination of the Merger Agreement, as applicable, with the remainder of the Company Termination Fee due in the form of a promissory note, subject to the terms and conditions described in the Merger Agreement (the “Break Fee Note”).

Agreement to Exchange, Tender and Sell

   Substantially simultaneously with the execution and delivery of the Merger Agreement, Parent, Sub, the Company, Dialogic Subsidiary, Obsidian, LLC (“Obsidian”), as agent under the Term Loan Agreement , and Special Value Expansion Fund, LLC, Special Value Opportunities Fund, LLC and Tennenbaum Opportunities Partners V, LP (collectively the “Tennenbaum Funds”), as lenders under the Term Loan Agreement, entered into an Agreement to Exchange, Tender and Sell (the “Exchange Agreement”), pursuant to which the Tennenbaum Funds agreed, on the terms and subject to the conditions set forth in the Exchange Agreement:

•

to contribute Term Loans (defined below) to the Company, prior to the closing of the Offer, in the aggregate principal amount of $8.75 million (the “Exchange Term Loans”) in exchange for an aggregate of  58.3 million Shares at a conversion price equal to the Offer Price (such transaction, the “Exchange Transaction”), immediately after which the Tennenbaum Funds will own more than 90% of total Shares outstanding;

•	to tender all of the Shares held by them in the Offer (including the Shares issued pursuant to the Exchange Transaction);
•	to support and approve the Merger Agreement, the Offer, the Merger and the other transactions contemplated thereby;

Dialogic Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Information in tables, in thousands, except share and per share data)

•

to sell to Sub, prior to the closing of the Offer, all of the Term Loans other than the Exchange Term Loans (such loans, the “Sale Term Loans,” and such transaction, the “Sale Transaction”) for aggregate cash consideration equal to $24.1 million;

•

in accordance with Section 13(a)(i) of the Certificate of Designations, Preference and Rights of the Series D-1 Preferred Stock of Dialogic, to cause the Company to redeem the single share of Series D-1 Preferred Stock of the Company, held by Tennenbaum Opportunities Partners V, LP, for $100, provided that pursuant to the Exchange Agreement such fund has waived its right to receive such amount in light of other consideration (together with the Exchange Transaction and the Sale Transaction, the “Exchange Agreement Transactions”).

   As of October 10, 2014, the Tennenbaum Funds held (1) loans in the aggregate principal amount of $87.0 million (such loans, together with all accrued and unpaid interest with respect thereto, the “Term Loans”) under the Term Loan Agreement and (2) an aggregate of 8.9 million Shares, representing 55.0% of total Shares outstanding. The Company expects that all outstanding debt under the Term Loan Agreement will be cancelled and extinguished upon the consummation of the transactions contemplated by the Merger Agreement.

Tender and Support Agreements

   Substantially simultaneously with the execution and delivery of the Merger Agreement, each of  Investcorp International Inc. and Eicon Dialogic Investment SRL, which collectively own 8.6% of the outstanding Shares as of October 10, 2014, as well as each of the Tennenbaum Funds, has separately entered into a Tender and Support Agreement (each a “Support Agreement”) with Parent and Sub, providing that they shall, among other things, agree to tender all of their Shares in the Offer (subject to certain exceptions set forth in the Support Agreements) and to cause their Shares to be voted, at any meeting of the stockholders of the Company, however called, and in any action by written consent of the stockholder of the Company, in favor of, among other things, the Merger, the execution and delivery by the Company of the Merger Agreement, the adoption and approval of the Merger Agreement and the terms thereof, and the transactions contemplated by the Merger Agreement (subject to certain exceptions set forth in the Support Agreements).

Limited Guarantee

   Substantially simultaneously with the execution and delivery of the Merger Agreement, Novacap TMT entered into a Limited Guarantee with the Company and the Tennenbaum Funds (the “Limited Guarantee”) pursuant to which Novacap TMT has agreed to guarantee to the Company and the Tennenbaum Funds, on the terms and subject to the conditions set forth in the Limited Guarantee, the due and punctual payment in full in cash of all of the payment obligations of Parent and its affiliates (including Sub) under the Merger Agreement and the Exchange Agreement, in each case when required to be paid by Parent or its affiliates pursuant to and in accordance with the Merger Agreement and/or the Exchange Agreement, up to a maximum aggregate amount of $34.2 million.

Commitment Letter for $13 Million Senior Secured Credit Facility; Amendment to Revolving Credit Agreement

   On October 10, 2014, Dialogic Subsidiary and Wells Fargo entered into a commitment letter (the “Commitment Letter”) under which Wells Fargo agreed, in its capacity as agent under the Revolving Credit Agreement, to commit, subject to the terms and conditions of the Commitment Letter, (1) to consent to the Offer, the Merger, the Merger Agreement, the Exchange Agreement and the transactions contemplated thereby (including the related change of control), which would otherwise result in events of default under the Revolving Credit Agreement, and (2) to continue to provide financing under the Revolving Credit Facility with a maturity date of March 31, 2015, to an amount not to exceed $13.0 million and otherwise on the terms set forth in the Commitment Letter. The Revolving Credit Facility was reduced to an amount that is consistent with the Company’s collateral pool and current borrowing needs. The Company anticipates that all outstanding debt under the Revolving Credit Agreement will be refinanced prior to its maturity date of March 31, 2015.

   Concurrently with the execution and delivery of the Commitment Letter, Dialogic Subsidiary, the Company and Wells Fargo entered into a Twenty-Third Amendment to the Revolving Credit Agreement pursuant to which the Revolving Credit Agreement was amended, among other things, (1) to set the “Availability Block” at $1.75 million, which amount will reduce the “Borrowing Base” under the Revolving Credit Agreement at all times, and (2) to set the “Maximum Revolver Amount” at $13.0 million (or $12.0 million on and at all times after January 1, 2015). Subject to the terms and conditions of the Revolving Credit Agreement, the lenders thereunder have agreed to advance funds to Dialogic Subsidiary in an amount at any time outstanding not to exceed the lesser of the Maximum Revolver Amount and the Borrowing Base (in each case less the amount subject to letters of credit then outstanding under the Revolving Credit Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2014 (as amended by Amendment No. 1 thereto filed with the SEC on April 30, 2014). The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including, but not limited to, statements regarding our proposed acquisition by Novacap TMT, our future financial operating results, future expectations concerning cash and cash equivalents available to us, our business strategy, including whether we can successfully develop new products and the degree to which these gain market acceptance, revenue estimations, plans, objectives, expectations and intentions. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events are based on assumptions and are subject to risks, uncertainties and other important factors. Our actual results could differ materially from those discussed here. See “Risk Factors” in Item 1A of Part II of this Form 10-Q and the Risk Factors section of our other Form 10-Ks, Form 10-Qs and other filings with the SEC for factors that could cause future results to differ materially from any results expressed or implied by these forward-looking statements. Given these risks, uncertainties and other important factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

Recent Developments

   Pending Acquisition by Novacap TMT. On October 10, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dialogic Group Inc., a Canadian corporation, or Parent, and Dialogic Merger Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, or Sub, pursuant to which we would be acquired by Parent and Sub, subject to the terms and conditions of the Merger Agreement. Parent and Sub are affiliates of Novacap TMT, a Canadian private equity firm. For additional information regarding the Merger Agreement and the transactions contemplated thereby, please refer to Note 13 – Subsequent Events,  which discussion is incorporated herein by reference.

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

   Our products allow service providers to deploy services efficiently and with scale across disparate networks. We offer a softswitch that allows new services to be implemented flexibly and securely throughout the entire network along with routing, billing, and number portability for operational savings. Our software-based media servers offer state of the art media-rich mixing to enable the creation of innovative value-added communications services with seamless transition to virtualization and cloud. Our network congestion solutions seek to amplify capacity gains across all wireless architectures and across broadband VOIP networks at a fraction of the cost of building new capacity. We also offer a family of session border controllers with superior media signaling and handling performance, secure any-to-any network and service connectivity and a feature-rich web-based dashboard and management. Our media gateways interconnect complex video, voice and data protocols and include both bandwidth and codec optimization.

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

Our Next Generation products and solutions are offered in five main solution areas:

1)

Any to Any Networking — We manufacture products designed to seamlessly and efficiently connect disparate networks and/or value-added services platforms based on a complex array of network protocols such as TDM, IP, SIP and IMS. Our technologies seek to enable media-rich communications, including video, voice and data, to flow uninterrupted between service providers and application developers and their end-users while ensuring the lowest operating costs and most optimal customer experience. Products that excel in Any-to-Any Networking include the ControlSwitch™ System IP Softswitch, BorderNet™ Sessions Border Controllers, IMG Media Gateways, Signaling solutions and PowerMedia™ XMS and HMP media servers.

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

5)

Application Enablement — We are a recognized leader in software-based solutions that enable Application Developers to rapidly develop and monetize a wide array of value-added services such as messaging, SMS, video calling, ringtones, lawful intercept and location-based services. Our customers benefit from extensive capabilities in mixing media-rich communications, transitioning to virtualized or cloud-based architectures and deploying highly available and scalable platforms or services. Products that are designed for Application Enablement include PowerMedia XMS and HMP media servers, BorderNet Sessions Border Controllers, IMG Media Gateways, Signaling solutions and Brooktrout® Fax over IP software, as well as our Legacy portfolio.

   Our Legacy products and solutions serve the TDM-only markets. While all networks are moving to IP or mobile-based networks, TDM networks still exist and we anticipate that they will continue to exist for many years. As such, there will continue to be demand, albeit decreasing, for the TDM products to connect these existing networks. Our Legacy products are offered via an array of traditional network and/or media processing boards that range from two-port analog interface boards to octal span T1/E1 media and network interface boards. These products connect to and interact with an enterprise or service provider based circuit switched network, and support a suite of media processing features, including echo cancellation, DTMF detection, voice play and record, conferencing, fax, modem and speech integration. The boards are grouped into four media board families, i.e., Dialogic® Media and Network Interface boards with various architectures, Diva® Media Boards, Dialogic® CG Series Media Boards and Brooktrout Fax Boards.

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

Critical Accounting Policies and Estimates

   Management’s discussion and analysis of our financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP pursuant to the rules and regulations of the SEC. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our consolidated financial statements. As of September 30, 2014, current liabilities exceeded current assets by $88.0 million. In the event of a bankruptcy, our recorded asset values may be significantly impaired. See “Financial Position” below for further discussion.

   There have been no significant changes in our accounting policies for the three and nine months ended September 30, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations (amounts in tables in thousands other than percentages)

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$21,805	71%	$20,841	69%	$964	5%
Services	8,827	29%	9,366	31%	(539)	(6%)
Total revenue	$30,632	100%	$30,207	100%	$425	1%

Legacy vs. Next Generation:
Legacy	$9,167	30%	$8,625	29%	$542	6%
Next Generation	21,465	70%	21,582	71%	(117)	(1%)
Total revenue	$30,632	100%	$30,207	100%	$425	1%

Revenue by geography:
Americas	$14,916	49%	$13,454	45%	$1,462	11%
Europe, Middle East and Africa	10,846	35%	11,354	38%	(508)	(4%)
Asia Pacific	4,870	16%	5,399	18%	(529)	(10%)
Total revenue	$30,632	100%	$30,207	100%	$425	1%

   Revenue

   Total revenue of $30.6 million for the three months ended September 30, 2014 increased by $0.4 million, or 1%, from $30.2 million for the three months ended September 30, 2013.

   Our product revenue was 71% of total revenue at $21.8 million for the three months ended September 30, 2014, compared to 69% of total revenue, or $20.8 million for the three months ended September 30, 2013, an increase of $1.0 million, or 5%. The increase in product revenue is primarily attributable to project timing and associated revenue recognition of Next Generation products.

   Our services revenue was 29% of total revenue at $8.8 million for the three months ended September 30, 2014, compared to 31% of total revenue, or $9.4 million for the three months ended September 30, 2013, a decrease of $0.5 million, or 6%. The decrease in services revenue was the result of a  lower level of maintenance renewals and customer expansions and upgrades of our Next Generation products.

Cost of Revenue and Gross Profit

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Cost of Revenue:
Products	$7,283	33%	$6,944	33%	$339	5%
Services	3,848	44%	3,986	43%	(138)	(3%)
Total cost of revenue	$11,131	36%	$10,930	36%	$201	2%

Gross Profit:
Products	$14,522	67%	$13,897	67%	$625	4%
Services	4,979	56%	5,380	57%	(401)	(7%)
Total gross profit	$19,501	64%	$19,277	64%	$224	1%

   Cost of Revenue

       Total cost of revenue of $11.1 million for the three months ended September 30, 2014 increased by 2%, or $0.2  million, from $10.9 million for the three months ended September 30, 2013.

Cost of product revenue of $7.3 million for the three months ended September 30, 2014 increased by 5%, or $0.4 million, from $6.9 million for the three months ended September 30, 2013.  The change is primarily attributable to the increase in product volume, partially offset by a reduction in salaries and benefits due to the decrease in operations personnel headcount, as a result of restructuring efforts.

Cost of services revenue of $3.8 million for the three months ended September 30, 2014 decreased by 3%, or $0.2 million, from $4.0 million for the three months ended September 30, 2013. The change is primarily attributable to a decrease in headcount compared to the corresponding prior year period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $19.5 million for the three months ended September 30, 2014 increased by $0.2 million, or 1%, from $19.3 million for the three months ended September 30, 2013. Gross profit margin  remained at 64% of total revenue for the three months ended September 30,  2014 and 2013.

For the three months ended September 30, 2014, product gross profit increased by 4%, or $0.6 million, from $13.9 million for the three months ended September 30, 2013 to $14.5 million for the three months ended September 30, 2014.  The increase in gross profit on product revenue is primarily a result of an increase in product revenue.  Gross profit margin remained at 67% of total product revenue for the three months ended September 30,  2014 and 2013.

For the three months ended September 30, 2014, services gross profit decreased by 7%, or $0.4  million, from $5.4 million for the three months ended September 30, 2013 to $5.0 million for the three months ended September 30, 2014. Gross profit margin slightly decreased from 57% of total services revenue for the three months ended September 30, 2013 to 56% of total services revenue for the three months ended September 30, 2014.

Operating Expenses

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$4,664	15%	$5,881	19%	$(1,217)	(21%)
Sales and marketing	6,941	23%	7,615	25%	(674)	(9%)
General and administrative	5,862	19%	6,280	21%	(418)	(7%)
Restructuring charges, net	(690)	(2%)	(2,323)	(8%)	1,633	(70%)
Total operating expenses	$16,777	55%	$17,453	58%	$(676)	(4%)

   Research and Development Expenses

   Research and development expenses of $4.7 million, or 15% of total revenue, for the three months ended September 30, 2014 decreased by $1.2 million, or 21%, from $5.9 million, or 19% of total revenue, for the three months ended September 30, 2013. The decrease was primarily the result of a $1.6 million decrease in salaries and employee benefits and stock-based compensation associated with a decrease in departmental headcount, as a result of our restructuring efforts, partially offset by an increase in the allocation of occupancy costs in the amount of $0.5 million due primarily to the settlement agreement with Intel during the three months ended September 30, 2013.

   Sales and Marketing

   Sales and marketing expenses of $6.9 million, or 23% of total revenue, for the three months ended September 30, 2014 decreased by $0.7 million, or 9%, from $7.6 million, or 25% of total revenue, for the three months ended September 30, 2013. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits and stock-based compensation of $0.7 million, and sales commissions of $0.1 million, partially offset by an increase in the allocation of occupancy costs in the amount of $0.2 million due primarily to the settlement agreement with Intel during the three months ended September 30, 2013.

   General and Administrative

   General and administrative expenses of $5.9 million, or 19% of total revenue, for the three months ended September 30, 2014 decreased by $0.4 million, or 7%, from $6.3 million, or 21% of total revenue, for the three months ended September 30, 2013. The change is primarily attributable to decreases in bad debt expense of $0.7 million and salaries,  employee benefits and stock-based compensation of $0.3 million, partially offset by an increase in the allocation of occupancy costs in the amount of $0.5 million due primarily to the settlement agreement with Intel during the three months ended September 30, 2013.

   Restructuring Charges

For the three months ended September 30, 2014, we recorded an adjustment to the restructuring accrual as a result of the decision to change or delay the termination of certain employees in the amount of $0.9 million. For the three months ended September 30, 2013, we recorded a charge in the amount of $0.02 million for termination benefits.

   For the three months ended September 30, 2014, we recorded a charge of $0.2 million in connection with the exit of the Milpitas, California facility. For the three months ended September 30, 2013, we recorded a benefit in the amount of $2.3 million related to the reversal of our restructuring accrual for the Parsippany, New Jersey location based on new sublease terms.

Interest Expense

Interest expense increased by $0.2 million, or 9%, from $2.6 million for the three months ended September 30, 2013 to $2.8 million for the three months ended September 30, 2014. The change is primarily attributable to PIK interest and the amortization of debt discount on our Term Loans, which increased $0.2 million and $0.1 million, respectively, compared to the prior year quarter due to a higher principal balance of Term Loans.

Change in Fair Value of Warrants

The change in fair value of warrants represented a gain of $0.5 million for the three months ended September 30, 2014 as a result of a decrease in our stock price compared to June 30, 2014. For the three months ended September 30, 2013, the Company recorded a gain of $0.1 million related to the change in fair value of warrants, as a result of a decrease in our stock price compared to June 30, 2013.

Foreign Exchange Loss, net

   Foreign exchange loss, net was $0.4 million for the three months ended September 30, 2014, compared to a foreign exchange loss, net of $0.01 million for the three months ended September 30, 2013.

Income Tax Provision

For the three months ended September 30, 2014 and 2013, we recorded a provision for income taxes of $0.2 million and $0.3 million, respectively. The tax expense for the three months ended September 30, 2014 and 2013 is primarily due to taxes in our profitable foreign jurisdictions and an increase in the unrecognized tax benefits liability.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenue

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Revenue:
Products	$62,574	69%	$68,325	72%	$(5,751)	(8%)
Services	27,946	31%	26,752	28%	1,194	4%
Total revenue	$90,520	100%	$95,077	100%	$(4,557)	(5%)

Legacy vs. Next Generation:
Legacy	$25,138	28%	$27,598	29%	$(2,460)	(9%)
Next Generation	65,382	72%	67,479	71%	(2,097)	(3%)
Total revenue	$90,520	100%	$95,077	100%	$(4,557)	(5%)

Revenue by geography:
Americas	$42,387	47%	$44,877	47%	$(2,490)	(6%)
Europe, Middle East and Africa	31,263	35%	32,929	35%	(1,666)	(5%)
Asia Pacific	16,870	19%	17,271	18%	(401)	(2%)
Total revenue	$90,520	100%	$95,077	100%	$(4,557)	(5%)

   Revenue

   Total revenue of $90.5 million for the nine months ended September 30, 2014 decreased by $4.6 million, or 5%, from $95.1 million for the nine months ended September 30, 2013.

   Our product revenue was 69% of total revenue at $62.6 million for the nine months ended September 30, 2014, compared to 72% of total revenue at  $68.3 million for the nine months ended September 30, 2013, a decrease of $5.7 million, or 8%. The decrease in product revenue is primarily attributable to a decline in demand for our Legacy products, as well as project timing and associated revenue recognition of Next Generation products.

   Our services revenue was 31% of total revenue at $27.9 million for the nine months ended September 30, 2014, compared to 28% of total revenue at  $26.7 million for the nine months ended September 30, 2013, an increase of $1.2 million, or 4%. The increase in services revenue was the result of a higher level of maintenance renewals and customer expansions and upgrades of our Next Generation products, partially offset by decommissioning of our Legacy products in certain customer networks.

Cost of Revenue and Gross Profit

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Cost of Revenue:
Products	$21,121	34%	$25,389	37%	$(4,268)	(17%)
Services	12,729	46%	12,930	48%	(201)	(2%)
Total cost of revenue	$33,850	37%	$38,319	40%	$(4,469)	(12%)

Gross Profit:
Products	$41,453	66%	$42,936	63%	$(1,483)	(3%)
Services	15,217	54%	13,822	52%	1,395	10%
Total gross profit	$56,670	63%	$56,758	60%	$(88)	(0%)

   Cost of Revenue

   Total cost of revenue of $33.8 million for the nine months ended September 30, 2014 decreased by 12%, or $4.5 million, from $38.3 million for the nine months ended September 30, 2013.

Cost of product revenue of $21.1 million for the nine months ended September 30, 2014 decreased by 17%, or $4.3 million, from $25.4 million for the nine months ended September 30, 2013. The change is primarily attributable to the decline in product volume and a reduction in salaries and benefits due to the decrease in operations headcount, as a result of restructuring efforts.

Cost of services revenue of $12.7 million for the nine months ended September 30, 2014 decreased by 2%, or $0.2 million, from $12.9 million for the nine months ended September 30, 2013. The change is primarily attributable to a decrease in headcount compared to the corresponding prior year period. Cost of services includes the direct costs of customer support and consists primarily of payroll, related benefits and travel for our support personnel.

Gross Profit

Gross profit of $56.7 million for the nine months ended September 30, 2014 decreased by $0.1 million, from $56.8 million for the nine months ended September 30, 2013. Gross profit margin increased from 60% of total revenue for the nine months ended September 30, 2013 to 63% of total revenue for the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, product gross profit decreased by 3%, or $1.5 million, from $42.9 million for the nine months ended September 30, 2013 to $41.4 million for the nine months ended September 30, 2014. The decrease in gross profit on product revenue is primarily a result of an overall decline in product revenue, offset in part by cost reductions as a result of our restructuring efforts. Gross profit margin increased from 63% of total product revenue for the nine months ended September 30, 2013 to 66% of total product revenue for the nine months ended September 30, 2014 due to the mix of products sold, as well as the reduction in salaries and benefits due to the decrease in operations headcount.

For the nine months ended September 30, 2014, services gross profit increased by 10%, or $1.4 million, from $13.8 million for the nine months ended September 30, 2013 to $15.2 million for the nine months ended September 30, 2014. Gross profit margin increased from 52% of total services revenue for the nine months ended September 30, 2013 to 54% of total services revenue for the nine months ended September 30, 2014 due to a higher level of maintenance renewals and lower costs as a result of a reduction in headcount.

Operating Expenses

	2014		2013		Period-to-Period Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percentage
Research and development, net	$15,343	17%	$20,997	22%	$(5,654)	(27%)
Sales and marketing	21,705	24%	25,219	27%	(3,514)	(14%)
General and administrative	18,331	20%	21,869	23%	(3,538)	(16%)
Restructuring charges, net	(613)	-1%	(1,997)	(2%)	1,384	(69%)
Total operating expenses	$54,766	61%	$66,088	70%	$(11,322)	(17%)

   Research and Development Expenses

   Research and development expenses of $15.3 million, or 17% of total revenue, for the nine months ended September 30, 2014 decreased by $5.7 million, or 27%, from $21.0 million, or 22% of total revenue, for the nine months ended September 30, 2013. The decrease was primarily the result of a $5.2 million decrease in salaries and employee benefits and stock-based compensation associated with a decrease in departmental headcount, as a result of our restructuring efforts, partially offset by an increase in the allocation of occupancy costs in the amount of $0.3 million due primarily to the settlement agreement with Intel during the nine months ended September 30, 2013.

   Sales and Marketing

   Sales and marketing expenses of $21.7  million, or 24% of total revenue, for the nine months ended September 30, 2014 decreased by $3.5 million, or 14%, from $25.2 million, or 27% of total revenue, for the nine months ended September 30, 2013. The change in sales and marketing expenses is primarily attributable to decreases in salaries and employee benefits and stock-based compensation of $2.3 million, and sales commissions of $0.3 million, partially offset by an increase in the allocation of occupancy costs in the amount of $0.1 million due primarily to the settlement agreement with Intel during the nine months ended September 30, 2013.

   General and Administrative

   General and administrative expenses of $18.3 million, or 20% of total revenue, for the nine months ended September 30, 2014 decreased by $3.5 million, or 16%, from $21.9 million, or 23% of total revenue, for the nine months ended September 30, 2013. The change is primarily attributable to decreases in bad debt expense of $1.6 million, salaries, employee benefits and stock-based compensation of $1.1 million, and third party professional services in the amount of $0.8 million, partially offset by an increase in the allocation of occupancy costs in the amount of $0.5 million due primarily to the settlement agreement with Intel during the nine months ended September 30, 2013.

   Restructuring Charges

   For the nine months ended September 30, 2014, we recorded a net benefit of $1.0 million related to an adjustment to the restructuring accrual as a result of the decision to change or delay the termination of certain employees, partially offset by a charge of $0.4 million related to actions in connection with the exit of the Milpitas, California facility. For the nine months ended September 30, 2013, we recorded a charge in the amount of $0.1 million for employee termination benefits.

   For the nine months ended September 30, 2014, we recorded a net benefit of $0.03 million in lease and facility exit costs, in which $0.5 million related to the reversal of our cease use liability in connection with the exit of the Milpitas, California facility which was partially offset by a charge of $0.47 million for the release of all of our obligations under our operating lease in Milpitas, California, following its assignment of the lease to a third party, as well as agent commission and moving expenses. For the nine months ended September 30, 2013, we recorded a benefit in the amount of $2.3 million related to the reversal of our restructuring accrual for the Parsippany, New Jersey location based on new sublease terms.

Interest Expense

Interest expense increased by $0.9 million or 11%, from $7.5 million for the nine months ended September 30, 2013 to $8.4 million for the nine months ended September 30, 2014. The change is primarily attributable to PIK interest and the amortization of debt discount on our Term Loan, which increased $0.6 million and $0.4 million, respectively, due to a higher Term Loan principal balance, partially offset by a decrease of $0.1 million related to a lower average balance on our Revolving Credit Agreement.

Change in Fair Value of Warrants

The change in fair value of warrants represented a loss of $0.5 million for the nine months ended September 30, 2014 as a result of an increase in our stock price compared to December 31, 2013. For the nine months ended September 30, 2013, the Company recorded a gain of $1.4 million related to the change in fair value of warrants, as a result of a decrease in our stock price compared to December 31, 2012.

Foreign Exchange Loss, net

   Foreign exchange loss, net was $0.4 million for the nine months ended September 30, 2014, compared to a foreign exchange loss, net of $0.9 million for the nine months ended September 30, 2013.

Income Tax Provision

For the nine months ended September 30, 2014 and 2013, we recorded a provision for income taxes of $0.4 million and $0.6 million, respectively. The tax expense for the nine months ended September 30, 2014 and 2013 is primarily due to taxes in our profitable foreign jurisdictions and an increase in the unrecognized tax benefits liability.

Financial Position

Liquidity and Capital Resources

Our primary anticipated sources of liquidity are funds generated from operations, and, as required, funds borrowed under the Revolving Credit Agreement and Term Loan Agreement. Both debt instruments mature on March 31, 2015, and as a result are classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2014. We monitor and manage liquidity by preparing and updating annual budgets, as well as by monitoring compliance with the terms of our financing agreements.

We have experienced significant losses in the past and have not sustained quarter over quarter profits. As of September 30 2014, we had cash and cash equivalents of $4.6 million, compared to $4.5 million of cash and cash equivalents as of December 31, 2013. During the nine months ended September 30, 2014, net cash provided by operating activities was $3.9 million. As of September 30, 2014, we had outstanding borrowings of $8.2 million, based on the prior month’s borrowing base calculation, under our Revolving Credit Agreement and the unused line of credit totaled $16.8 million, of which $5.1 million was available to us in the first week of October 2014. As of September 30, 2014 our outstanding debt under the Term Loan Agreement was $83.3 million, net of discount. During the nine months ended September 30, 2014, we paid $0.3 million to service the interest payments on the Revolving Credit Agreement. No cash interest was paid during the nine months ended September 30, 2014 related to the Term Loan Agreement, as all interest to be incurred during the year ending December 31, 2014  will be paid in kind, as permitted by the Term Lenders.

For more information regarding the Term Loan Agreement and the Revolving Credit Agreement, see Note 5, “Bank Indebtedness,” and Note 6, “Debt and Related Party Transactions.”.  For more information about the Merger Agreement, Agreement to Exchange, Tender and Sell, Commitment Letter and related transactions, see Note 13, “Subsequent Events.” Such information is incorporated herein by reference.

   We expect that all outstanding debt under the Term Loan Agreement will be cancelled and extinguished upon the consummation of the transactions contemplated by the Merger Agreement, and anticipate that all outstanding debt under the Revolving Credit Agreement will be refinanced prior to its maturity date of March 31, 2015. For more information about the Merger Agreement, Commitment Letter and related transactions, see Note 13, “Subsequent Events.” However, if the transactions contemplated by the Merger Agreement and the Commitment Letter do not occur as anticipated, we will be required to pursue alternative funding arrangements, including but not limited to extending or restructuring both debt agreements, as we do not in such event anticipate having sufficient cash and cash equivalents to repay the debt at the maturity of these agreements on March 31, 2015, or if the maturity dates were accelerated. If the transactions contemplated by the Merger Agreement and the Commitment Letter do not occur as anticipated and there is an acceleration of the maturity of the outstanding debt, or if the agreements are not extended or restructured prior to March 31, 2015, the lenders under such debt agreements could seek to foreclose on the Company’s assets, as a result of which the Company would likely need to seek protection under the provisions of the U.S. Bankruptcy Code and/or its affiliates might be required to seek protection under the provisions of applicable bankruptcy codes in other jurisdictions.

Based on our current plans, including the proposed Merger Agreement and business conditions, including the restructuring actions that were taken at the end of 2013 and additional cost-cutting measures that we have employed and expect to continue employing during 2014, we believe that our existing cash and cash equivalents, expected cash generated from operations and available credit facilities will be sufficient to satisfy our anticipated cash requirements through the end of 2014. If the transactions contemplated by the Merger Agreement and the Commitment Letter do not occur, and our outstanding debt is not thereafter restructured or refinanced, then we will not have the ability to repay our debt when due and there would be substantial doubt that we could continue as a going concern.

Operating Activities

Net cash provided by operating activities of $3.9 million for the nine months ended September 30, 2014 was primarily attributable to the adjustments for non-cash items aggregating to $14.9 million for items such as depreciation, amortization, fair value adjustments to warrants, stock-based compensation and PIK interest expense on long-term debt, partially offset by our net loss of $8.0 million. Operating assets decreased by $5.4 million and operating liabilities decreased by $8.5million. The decrease in operating assets relates to accounts receivable of $1.6 million, inventory of $1.0 million, and other current assets of $2.9 million. The decrease in operating liabilities is primarily attributable to decreases of $8.7 million in accounts payable and accrued liabilities and $0.6 million in long-term liabilities, partially offset by an increase in deferred revenue of $0.7 million and income taxes payable of $0.1 million.

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

Investing Activities

Net cash provided by investing activities of $0.03 million for the nine months ended September 30, 2014 consisted primarily of $0.6 million related to the release of restricted cash, partially offset by  $0.6 million related to the purchase of property and equipment.

   Net cash used in investing activities of $1.1 million for the nine months ended September 30, 2013 consisted primarily of a decrease of $0.3 million related to restricted cash and $0.8 million related to the purchase of property and equipment.

Financing Activities

Net cash used in financing activities of $3.9 million for the nine months ended September 30, 2014 included $3.9 million in net payments under the Revolving Credit Agreement and payments on capital lease obligations of $0.03 million.

Net cash provided by financing activities of $3.4 million for the nine months ended September 30, 2013 included $3.2 million in net borrowings under the Term Loan Agreement and $0.2 million in net borrowings under the Revolving Credit Agreement.

Off-Balance Sheet Arrangements

   As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

    Our management evaluated (under the supervision and with the participation of our principal executive officer and principal financial officer) our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

   Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

   As previously reported in our Form 10-K for the fiscal year ended December 31, 2013, and in prior SEC filings, on March 28, 2011, we received a letter from the SEC informing us that the SEC was conducting an informal inquiry which was related to allegations of improper revenue recognition and potential violations of the Foreign Corrupt Practices Act of 1977, as amended, by the former Veraz Networks Inc. business during periods prior to completion of our business combination with Dialogic Subsidiary.  On July 2, 2014, we received a notice from the SEC under the guidelines set out in the final paragraph of Securities Act Release Number 5310. The notice advised us that that the SEC had concluded its investigation and, based on information it had as of July 2, 2014, the SEC did not intend to recommend an enforcement action against us.

   On or around October 28, 2014, a purported stockholder of our company filed a putative class action lawsuit in the Superior Court of New Jersey, Morris County, against us, our directors, Parent, and Sub, captioned Stephen Bushansky v. Dialogic Inc.,  et al. The lawsuit alleges that our directors breached their fiduciary duties to our stockholders, and that the other defendants aided and abetted those breaches, by seeking to sell our company through an allegedly unfair process for an unfair price on unfair terms. The lawsuit seeks, among other things, equitable relief that would enjoin the consummation of the Merger, rescission of the Merger Agreement (to the extent it already is implemented), and attorneys’ fees and costs. Additional stockholders may file additional lawsuits that seek similar relief based on similar allegations. We are unable to estimate any possible loss or range of loss at this early stage in the case.

Item 1A. Risk Factors

   As of the date of this report, except for the risk factor set forth below, there have not been any material changes to the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. You should carefully consider the risk factors discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which could materially and adversely affect our business, financial position, results of operations, cash flows and stock price.

   We face risks and uncertainties related to the announcement and pendency of the Merger.

   Completion of the Merger is subject to the satisfaction of various conditions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. The Merger gives rise to inherent risks, including the following:

•	an event, change or other circumstance could occur that gives rise to the termination of the Merger Agreement;
•	we may be unable to complete the transactions contemplated by the Merger Agreement due to the failure to close the Offer or the failure to satisfy other conditions to completion of the Merger;
•

the amount of the cash payment to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations;

•	we may encounter disruptions to our business in connection with the Merger, including increased costs as well as diversion of management time and resources;
•	we may encounter difficulties maintaining business and operational relationships, including relationships with customers, suppliers and other business partners;
•	we may be unable to attract and retain key personnel pending consummation of the Merger;
•	we may be unable to pursue alternative business opportunities or make changes to our business pending the completion of the Merger;
•	the Merger Agreement limits our ability to pursue alternatives to the Merger;
•	we may be required to pay a termination fee of up to $2.5 million if the Merger Agreement is terminated under certain circumstances;
•	certain of our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our stockholders;
•	failure to complete the Merger could negatively impact our future business and financial results; and

•

a lawsuit has been filed against us, our board of directors and certain affiliates of Novacap TMT challenging the Merger, and an adverse judgment in such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated October 10, 2014 among Dialogic Inc., Dialogic Group Inc., and Dialogic Merger Inc.	8-K	001-33391	2.1	10/15/2014
2.2	Agreement to Exchange, Tender and Sell, dated October 10, 2014 among Dialogic Inc., Dialogic Group Inc., Dialogic Merger Inc., Dialogic Corporation, Obsidian, LLC, Special Value Expansion Fund, LLC (“SVEF”), Special Value Opportunities Fund, LLC (“SVOF”), and Tennenbaum Opportunities Partners V, LP (“TOPV” and, together with SVEF and SVOF, the “Tennenbaum Funds”)	8-K	001-33391	2.2	10/15/2014
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.1	9/14/2012
3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010
3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007
4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	4/16/2012
4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012
4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	001-33391	10.11	5/15/2012
4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	001-33391	10.1	4/13/2012
4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	001-33391	10.2	4/13/2012
4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	001-33391	4.1	2/11/2013
10.1	Form of Tender and Support Agreement dated October 10, 2014.	8-K	001-33391	99.1	10/15/2014
10.2	Limited Guarantee dated October 10, 2014 executed by Novacap TMT IV, LP in favor of Dialogic and the Tennenbaum Funds.	8-K	001-33391	99.2	10/15/2014

10.3	Commitment Letter for $13.0 Million Senior Secured Credit Facility dated October 10, 2014 between Dialogic Corporation and Wells Fargo Foothill Canada ULC.	8-K	001-33391	99.3	10/15/2014
10.4	Twenty-Third Amendment to Credit Agreement dated October 10, 2014, among Dialogic Corporation, Dialogic Inc., Wells Fargo Foothill Canada ULC and the lenders party thereto.	8-K	001-33391	99.4	10/15/2014
10.5	Retention Agreement dated August 29, 2014 with Kevin Cook.					X
10.6	Retention Agreement dated August 29, 2014 with Robert Dennerlein.					X
10.7	Retention Agreement dated August 29, 2014 with Anthony Housefather.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X
101.INS†	XBRL Instance Document					X
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X
10 1.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X
10 1.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X
10 1.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X
10 1.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

DIALOGIC INC.

Date: November 14, 2014	By:	/s/ Robert Dennerlein
	Name:	Robert Dennerlein
	Title:	Chief Financial Officer (Principal Financial Officer and duly authorized to sign on behalf of the registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated October 10, 2014 among Dialogic Inc., Dialogic Group Inc., and Dialogic Merger Inc.	8-K	001-33391	2.1	10/15/2014
2.2	Agreement to Exchange, Tender and Sell, dated October 10, 2014 among Dialogic Inc., Dialogic Group Inc., Dialogic Merger Inc., Dialogic Corporation, Obsidian, LLC, Special Value Expansion Fund, LLC (“SVEF”), Special Value Opportunities Fund, LLC (“SVOF”), and Tennenbaum Opportunities Partners V, LP (“TOPV” and, together with SVEF and SVOF, the “Tennenbaum Funds”).	8-K	001-33391	2.2	10/15/2014
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.2	10/6/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.3	10/6/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33391	3.1	9/14/2012
3.4	Amended and Restated Bylaws of Registrant.	S-1	333-138121	3.4	10/20/2006
3.5	Amendment to the Amended and Restated Bylaws of Registrant.	8-K	001-33391	3.4	10/6/2010
3.6	Certificate of Designation of Dialogic Inc. Series D-1 Preferred Stock.	8-K	001-33391	3.1	4/13/2012
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen stock certificate.	S-1/A	333-138121	4.2	3/30/2007
4.3	Amended and Restated Registration Rights Agreement, dated March 22, 2012, by and among Dialogic Inc. and the investors signatory thereto.	10-K	001-33391	4.3	4/16/2012
4.4	Registration Rights Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors signatory thereto.	8-K	001-33391	4.1	4/13/2012
4.5	Form of Dialogic Inc. Warrant issued March 22, 2012.	10-Q	001-33391	10.11	5/15/2012
4.6	Securities Purchase Agreement, dated April 11, 2012, by and among Dialogic Inc. and the investors identified on the Schedule of Purchasers thereto.	8-K	001-33391	10.1	4/13/2012
4.7	Form of Dialogic Inc. Convertible Promissory Note issued April 11, 2012.	8-K	001-33391	10.2	4/13/2012
4.8	Registration Rights Agreement, dated February 7, 2013, by and among Dialogic, Inc. and the buyers signatory thereto.	8-K	001-33391	4.1	2/11/2013
10.1	Form of Tender and Support Agreement dated October 10, 2014.	8-K	001-33391	99.1	10/15/2014
10.2	Limited Guarantee dated October 10, 2014 executed by Novacap TMT IV, LP in favor of Dialogic and the Tennenbaum Funds.	8-K	001-33391	99.2	10/15/2014

10.3	Commitment Letter for $13.0 Million Senior Secured Credit Facility dated October 10, 2014 between Dialogic Corporation and Wells Fargo Foothill Canada ULC.	8-K	001-33391	99.3	10/15/2014
10.4	Twenty-Third Amendment to Credit Agreement dated October 10, 2014, among Dialogic Corporation, Dialogic Inc., Wells Fargo Foothill Canada ULC and the lenders party thereto.	8-K	001-33391	99.4	10/15/2014
10.5	Retention Agreement dated August 29, 2014 with Kevin Cook.					X
10.6	Retention Agreement dated August 29, 2014 with Robert Dennerlein.					X
10.7	Retention Agreement dated August 29, 2014 with Anthony Housefather.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.					X
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.					X
101.INS†	XBRL Instance Document					X
101.SCH†	XBRL Taxonomy Extension Schema Linkbase Document					X
10 1.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					X
10 1.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					X
10 1.LAB†	XBRL Taxonomy Extension Labels Linkbase Document					X
10 1.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					X

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